Form 10-Q
period 2000-03-31
SINA COM
filed 2000-05-30
CIK 1094005

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______

                             COMMISSION FILE NUMBER

                                ----------------

                                    SINA.COM
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

                 CAYMAN ISLANDS                               52-2236363
       (STATE OR OTHER JURISDICTION OF                     (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NUMBER)

                                  VICWOOD PLAZA
                                  ROOMS 1801-4
                                   18TH FLOOR
                               199 DES VOEUX ROAD
                               CENTRAL, HONG KONG
                                 (852) 2155-8800
    (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                  OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                                ----------------

                                   VICTOR LEE
                                1313 GENEVA DRIVE
                               SUNNYVALE, CA 94089
                                 (408) 548-0000
 (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                             OF AGENT FOR SERVICE)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

   The number of shares outstanding of the registrant's ordinary shares as of
                         April 28, 2000 was 40,687,319.

                                    SINA.COM

                                      INDEX

PART I.     FINANCIAL INFORMATION                                          PAGE NO.
Item 1.     Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets at March 31, 2000 and
            June 30, 1999                                                      3

            Condensed Consolidated Statements of Operations for the Three
            and Nine Months Ended March 31, 2000 and 1999                      4

            Condensed Consolidated Statements of Cash Flows for the
            Nine Months Ended March 31, 2000 and 1999                          5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk         21


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 21

Item 2.     Changes in Securities and Use of Proceeds                         21

Item 3.     Defaults Upon Senior Securities                                   22

Item 4.     Submission of Matters to a Vote of Security Holders               22

Item 5.     Other Information                                                 22

Item 6.     Exhibits and Reports on Form 8-K                                  22

            SIGNATURES                                                        22

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)


                                                                         MARCH 31,         JUNE 30,
                                                                           2000              1999
                                                                         ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents .....................................        $  40,809         $  20,571
  Short-term investments ........................................           24,677             4,037
  Accounts receivable, net ......................................            4,042             1,241
  Inventories ...................................................              213               171
  Prepaid expenses and other current assets .....................            3,821               382
                                                                         ---------         ---------
         Total current assets ...................................           73,562            26,402
Property and equipment, net .....................................            6,355             2,194
Intangible assets, net ..........................................           13,529            18,635
Investment in joint venture .....................................            1,151                --
Other assets ....................................................              227               351
                                                                         ---------         ---------
                                                                         $  94,824         $  47,582
                                                                         =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Accounts payable ..............................................        $   1,895         $     828
  Accrued liabilities ...........................................            6,507             1,517
                                                                         ---------         ---------
         Total current liabilities ..............................            8,402             2,345
Minority interests ..............................................               --               119
                                                                         ---------         ---------
                                                                             8,402             2,464
                                                                         ---------         ---------
Commitments and contingencies (Note 6)
Mandatorily redeemable convertible preference shares ............          101,265            37,295
Mandatorily redeemable convertible preference share warrants ....              120               120
                                                                         ---------         ---------
                                                                           101,385            37,415
                                                                         ---------         ---------
Shareholders' equity (deficit):
  Ordinary shares ...............................................            1,380               947
  Additional paid-in capital ....................................           54,933            38,055
  Notes receivables from shareholders ...........................           (1,910)               --
  Deferred stock compensation ...................................          (18,616)          (19,453)
  Accumulated deficit ...........................................          (50,824)          (11,883)
  Accumulated other comprehensive income:
    Cumulative translation adjustment ...........................               74                37
                                                                         ---------         ---------
         Total shareholders' equity (deficit) ...................          (14,963)            7,703
                                                                         ---------         ---------
                                                                         $  94,824         $  47,582
                                                                         =========         =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED            NINE MONTHS ENDED
                                                          -----------------------       -----------------------
                                                          MARCH 31,      MARCH 31,      MARCH 31,      MARCH 31,
                                                            2000           1999           2000           1999
                                                          --------       --------       --------       --------
Net revenues:
  Advertising ......................................      $  3,076       $    120       $  6,104       $    165
  Software products ................................           525            681          2,192          1,659
  E-commerce .......................................            44             --            118             --
                                                          --------       --------       --------       --------
                                                             3,645            801          8,414          1,824
                                                          --------       --------       --------       --------
Cost of revenues:
  Advertising (a) ..................................         2,463            142          5,733            287
  Software products (a) ............................           250            491          1,285            959
  E-commerce .......................................           116             --            199             --
  Stock-based compensation .........................           168             --            437             --
                                                          --------       --------       --------       --------
                                                             2,997            633          7,654          1,246
                                                          --------       --------       --------       --------
Gross profit .......................................           648            168            760            578
                                                          --------       --------       --------       --------
Operating expenses:
  Sales and marketing (a) ..........................         4,589            205         11,447            576
  Product development (a) ..........................         2,029            277          5,004            644
  General and administrative (a) ...................         1,667            324          4,971            845
  Stock-based compensation .........................         3,537            692         15,069            923
  Amortization of intangible assets ................         1,702             14          5,106             42
                                                          --------       --------       --------       --------
          Total operating expenses .................        13,524          1,512         41,597          3,030
                                                          --------       --------       --------       --------
Loss from operations ...............................       (12,876)        (1,344)       (40,837)        (2,452)
Interest income (expense), net .....................           975             78          2,103            151
                                                          --------       --------       --------       --------
Loss before loss in equity investment
  and minority interest ............................       (11,901)        (1,266)       (38,734)        (2,301)
Minority interest in loss ..........................            27             15            119             35
Loss on equity investment ..........................          (245)            --           (245)            --
                                                          --------       --------       --------       --------
Net loss ...........................................       (12,119)        (1,251)       (38,860)        (2,266)
Accretion on mandatorily redeemable
  convertible preference shares ....................           (27)           (25)           (81)           (73)
                                                          --------       --------       --------       --------
Net loss attributable to ordinary shareholders .....      $(12,146)      $ (1,276)      $(38,941)      $ (2,339)
                                                          ========       ========       ========       ========
Basic and diluted net loss per share
  attributable to ordinary shareholders ............      $  (1.41)      $  (0.26)      $  (4.77)      $  (0.47)
                                                          ========       ========       ========       ========
Shares used in computing basic and
  diluted net loss per share .......................         8,586          4,962          8,162          4,962
                                                          ========       ========       ========       ========
Basic and diluted pro forma net loss per share .....      $  (0.36)                     $  (1.29)
                                                          ========                      ========
Shares used in computing pro forma
  basic and diluted net loss per share .............      34,043                          30,207
                                                          ========                      ========

----------

(a)  Exclude stock-based compensation.



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                                        NINE MONTHS ENDED
                                                                    -----------------------
                                                                    MARCH 31,      MARCH 31,
                                                                      2000           1999
                                                                    --------       --------
Cash flows from operating activities:
  Net loss attributable to ordinary
     shareholders ............................................      $(38,941)      $ (2,339)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interests in losses of consolidated
       subsidiary ............................................          (119)           (35)
     Loss in equity investment ...............................           245             --
     Depreciation and amortization ...........................           787            147
     Stock-based compensation ................................        15,506            923
     Amortization of intangible assets .......................         5,106             42
     Accretion on mandatorily redeemable
       convertible preference shares .........................            81             73
     Changes in assets and liabilities, net of effect of
       Sinanet acquisition:
       Accounts receivable, net ..............................        (2,801)          (185)
       Inventories ...........................................           (42)           (81)
       Prepaid expenses and other current assets .............        (3,439)          (133)
       Other assets ..........................................           124            (57)
       Accounts payable ......................................         1,067            125
       Accrued liabilities ...................................         5,061            323
                                                                    --------       --------
          Net cash used in operating
            activities .......................................       (17,365)        (1,197)
                                                                    --------       --------

Cash flows from investing activities:
  Cash acquired upon merger with Sinanet .....................            --            289
  Acquisition of property and equipment ......................        (4,948)          (293)
  Investment in joint ventures ...............................        (1,396)            --
  Purchase of short-term investment ..........................       (20,640)        (3,586)
                                                                    --------       --------
          Net cash used in investing
            activities .......................................       (26,984)        (3,590)
                                                                    --------       --------
Cash flows from financing activities:
  Proceeds from issuance of preference shares,
     net .....................................................        63,889             --
  Repayments of notes receivables from
     shareholders ............................................           562             --
  Proceeds from exercise of stock options ....................           136              1
                                                                    --------       --------
          Net cash provided by financing
            activities .......................................        64,587              1
                                                                    --------       --------
Net increase (decrease) in cash and cash
  equivalents ................................................        20,238         (4,786)
Cash and cash equivalents at beginning of year ...............        20,571          5,090
                                                                    --------       --------
Cash and cash equivalents at end of year .....................      $ 40,809       $    304
                                                                    ========       ========

Supplemental schedule of noncash investing and financing
  activities:
     Shares, warrants and options issued for
       Sinanet Acquisition ...................................      $     --       $ 17,269
                                                                    ========       ========
     Ordinary shares issued for notes
       receivable ............................................      $  2,472       $     --
                                                                    ========       ========
  Conversion of notes payable to preference
       shares ................................................      $     --       $  3,509
                                                                    ========       ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                    SINA.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (IN U.S. DOLLARS, UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

   SINA.com ("SINA" or the "Company") is a leading Internet media and services company for Chinese communities worldwide, offering a full array of Chinese-language news, entertainment, e-commerce platforms, financial information, and lifestyle tips. With separate Web sites in China, Hong Kong, Taiwan and North America, SINA.com provides global content and services that speak directly to the audience of each region, enriching the online experience of its users.

   The accompanying unaudited condensed consolidated financial statements reflect all adjustments, which in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. For further information, refer to the Consolidated Financial Statements and Notes thereto included in the Company's Registration Statement on Form F-1, as amended, initially filed with the Securities and Exchange Commission (the "SEC") on March 27, 2000 (the "Registration Statement"). Results for the three and nine months ended March 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2000 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Registration Statement.


2.  RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

   In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued SAB No. 101A to defer for one quarter the effective date of implementation of SAB No. 101 with earlier application encouraged. The Company is required to adopt SAB 101 in the fourth quarter of fiscal 2000. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position or results of operations.


3.  NET LOSS PER SHARE

   Net loss per share is computed using the weighted average number of the ordinary shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants and mandatorily redeemable convertible preference shares would be anti-dilutive. Pro forma basic and diluted net loss per share is computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the automatic conversion of all outstanding mandatorily redeemable convertible preference shares (using the if-converted method) in connection with the Company's initial public offering in April 2000.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except for per share data):

                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    MARCH 31,                     MARCH 31,
                                                              2000           1999           2000           1999
                                                            --------       --------       --------       --------
Net loss .............................................      $(12,119)      $ (1,251)      $(38,860)      $ (2,266)
Accretion of mandatorily redeemable
   convertible preference redemption value ...........           (27)           (25)           (81)           (73)
                                                            --------       --------       --------       --------
Net loss attributable to ordinary shareholders .......      $(12,146)      $ (1,276)      $(38,941)      $ (2,339)
                                                            ========       ========       ========       ========

Basic and diluted:
   Weighted average shares used in computing
    basic and diluted net loss per ordinary
    share ............................................         8,586          4,962          8,162          4,962
                                                            ========       ========       ========       ========
   Basic and diluted net loss per share
      attributable to ordinary shareholders ..........      $  (1.41)      $  (0.26)      $  (4.77)      $  (0.47)
                                                            ========       ========       ========       ========
   Antidilutive securities including options,
   warrants, preference shares and restricted
   ordinary shares not included in net loss per
   shares calculation ................................        31,724          5,327         31,724          5,327
                                                            ========       ========       ========       ========
Pro forma:
   Shares used in computing basic and
      diluted net loss per share .....................         8,586                         8,162

   Adjustment to reflect assumed conversion of
     all preference shares from date of issuance .....        25,457                        22,045
                                                            --------                      --------
  Shares used in computing pro forma basic and
     diluted net loss per share ......................        34,043                        30,207
                                                            ========                      ========
  Basic and diluted pro forma net loss per share .....      $  (0.36)                     $  (1.29)
                                                            ========                      ========
  Antidilutive securities including restricted
   ordinary shares, options and warrants not
   included in pro forma net loss per share
   calculation .......................................         6,267                         6,240
                                                            ========                      ========


4.  SEGMENT INFORMATION

   Based on the criteria established by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments globally. The Internet segment develops, designs and markets content and services through a network of SINA.com Web sites hosted in the U.S., China, Hong Kong and Taiwan. The Software segment develops, produces and markets software products and related services in China. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before stock compensation, amortization of intangible assets, interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes. Facilities costs are allocated to the segment's cost of revenues based on usage. Long-lived assets comprise property and equipment.

   Summarized information by segment as is as follows (in thousands):

                                                          NINE MONTHS ENDED MARCH 31,
                                                      2000                         1999
                                                      ----                         ----
                                             INTERNET       SOFTWARE       INTERNET       SOFTWARE
                                             --------       --------       --------       --------
Revenues ..............................      $  6,222       $  2,192       $    165       $  1,659
Segment operating loss ................       (19,558)          (137)          (328)        (1,159)
Segment assets ........................        23,577          2,833          4,276          2,847
Expenditures for long-lived assets ....        (4,700)          (248)          (250)           (43)


   Reconciliation of segment information to financial statements:



                                                  NINE MONTHS ENDED MARCH 31,
                                                     2000            1999
                                                     ----            ----
LOSS FROM OPERATIONS:
Total loss for reportable segments ..........      $(19,695)      $ (1,487)
Unallocated amounts:
   Stock-based compensation .................       (15,506)          (923)
   Amortization of intangible assets ........        (5,106)           (42)
   Other corporate expenses, net ............          (530)            --
                                                   --------       --------
Loss from operations before interest,
  income  taxes  and  minority interest .....      $(40,837)      $ (2,452)
                                                   ========       ========


                                                      MARCH 31,
                                                  2000         1999
                                                -------      -------
ASSETS:
Total assets for reportable segments .....      $26,410      $ 7,123
Cash and short-term investments ..........       52,460           --
Intangible assets ........................       13,529
                                                              20,337
Other unallocable amounts ................        2,425           --
                                                -------      -------
                                                $94,824      $27,460
                                                =======      =======

5.  SUBSEQUENT EVENTS

    In April 2000, the Company sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $72.7 million, before offering expenses. Simultaneously with the closing of the public offering, all 25,496,000 outstanding preference shares were converted to ordinary shares on a one for one basis. Additionally, all outstanding warrants to purchase an aggregate of 12,000 ordinary shares were exercised upon closing of the initial public offering.


6.  COMMITMENTS AND CONTINGENCIES

    There are uncertainties regarding the legal basis of the Company's ability to operate an internet business and to advertise in China. The telecommunication, information and media industries in China remain highly regulated. Although the Company believes its business in China is in compliance with existing Chinese laws and regulations, the Company cannot be sure that the Chinese regulatory authorities will view such business as in compliance with Chinese laws and regulations. Further, the Company cannot be sure that it will be in compliance with Chinese laws and regulations that may be adopted in the future. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company's financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Certain Business Risks" set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

OVERVIEW

   We are a leading Internet media and services company for Chinese communities worldwide, offering a full array of Chinese-language news, entertainment, e-commerce platforms, financial information, and lifestyle tips. One of our subsidiaries, Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS, a Sino-Foreign joint venture company based in Beijing, China, began operations in December 1993 as a computer software company focused on providing solutions to computer users wishing to communicate in Chinese. In May 1996, we launched our online network, then called SRSnet.com, offering Chinese-language news, information and community features such as bulletin boards and chat services targeted at online users in China. In March 1999, we expanded our online network by acquiring Sinanet.com, a leading Chinese-language Internet content company with offices in California and Taiwan and two distinct Web sites targeting Chinese users in North America and Taiwan. In July 1999, we continued our network expansion by launching our Hong Kong destination Web site targeting Chinese users in Hong Kong. Today, we operate separate Web sites in China, Hong Kong, Taiwan, and North America to provide global content and services that speak directly to the audience of each region, enriching the online experience of their users.

   We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce revenues are mainly derived from transaction and setup fees paid by merchants for selling their goods at our online mall, SINAmall.

   Our overall revenues for the three and nine months ended March 31, 2000 were $3.6 million and $8.4 million, respectively, as compared to $0.8 million and $1.8 million for the same periods in the prior year, respectively. The increase in revenues was primarily driven by higher growth of our Internet advertising business.

   Our net losses for the three and nine months ended March 31, 2000 were $12.1 million and $38.9 million, respectively, as compared to $1.2 million and $2.3 million for the same periods in the prior year, respectively. As of March 31, 2000, we had an accumulated deficit of $50.8 million. We have incurred significant net losses and have had negative cash flows from operations since our inception. These losses have been funded primarily through the issuance of our equity securities. We intend to significantly increase our spending on marketing and brand development, content enhancements and technology and infrastructure. We anticipate our net losses to increase significantly in the foreseeable future.

   We recorded cumulative deferred stock compensation of approximately $38.1 million, net through March 31, 2000, which represents the difference between the exercise price of options granted through March 31, 2000 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $3.7 million in fiscal 1999. We expect the amortization of deferred compensation to approximate $19.0 million for fiscal 2000, $8.5 million for fiscal 2001, $4.6 million for fiscal 2002, $2.1 million for fiscal 2003 and $0.2 million for fiscal 2004.

   On March 29, 1999, we acquired Sinanet.com. The fair value of the total consideration paid in the acquisition, including assumed liabilities of approximately $4.3 million and acquisition costs of $0.1 million, was $21.7 million. The $4.3 million in liabilities that we assumed included $3.5 million of notes payable which were subsequently converted into our preference shares. We accounted for the acquisition as a purchase. We recorded goodwill and other intangible assets of approximately $20.3 million as a result of this transaction, which are being amortized over a three-year period.

   On August 31, 1999, we entered into an agreement with AdForce, Inc. and Compuserve Consultants, Ltd. to form a joint venture to provide outsourced, centralized advertising management and delivery services on the Internet for customers primarily using the Chinese language in China, Hong Kong, Taiwan and Singapore. In December 1999, we invested $1.4 million in cash for a 35.4% interest in the joint venture. We account for our investment in the joint venture using the equity method of accounting. During the nine months ended March 31, 2000, we recorded $245,000 loss from our investment in the joint venture.

   In April 2000, the Company sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $72.7 million, before offering expenses.

RESULTS OF OPERATIONS

THREE MONTHS AND NINE MONTHS ENDED MARCH 31, 2000 AND 1999

REVENUES

   Advertising. We began to generate revenues from Internet advertising in the second quarter of fiscal 1999. Advertising revenues were insignificant for the three and nine months ended March 31,1999. We generated $3.1 million and $6.1 million in advertising revenues for the three and nine months ended March 31, 2000, respectively. We recorded no barter revenues during the three months ended March 31, 2000. For the nine months ended March 31, 2000, barter revenues accounted for 2.2% of our total advertising revenues. The increase in advertising revenues for the three months and nine months ended March 31, 2000 compared to the same periods in fiscal 1999 was primarily due to the increase in number of advertisers and amount of advertising contracts. For the three months and nine months ended March 31, 2000, advertising revenues accounted for 84.4% and 72.5% of our total revenues, respectively. We expect our advertising revenues to increase in dollar amount in the future.

   Software. Our software revenues decreased by 22.9% from $0.7 million for the three months ended March 31, 1999 to $0.5 million for the three months ended March 31, 2000. The decrease in software revenues was mainly due to the decrease in unit selling price of software products. For the nine months ended March 31, 2000, software revenues increased 32.1% to $2.2 million from $1.7 million for the nine months ended March 31, 1999. The increase was due to an increase in sales of bundled software products to OEM partners during the first two quarters of fiscal 2000 compared to the same period in the fiscal 1999. Bundled software products incorporate software products from other vendors and have a higher unit selling price than the unbundled software products. We expect our revenues from software sales to remain relatively flat in the future.

   E-commerce. Our e-commerce revenues for the three and nine months ended March 31, 2000 were $44,000 and $118,000, respectively, and were primarily attributable to the operations of Sinanet.com, which we acquired in March 1999. We expect our e-commerce revenues to increase in dollar amount in the future.

COST OF REVENUES

   Advertising. Our cost of advertising revenues increased significantly from $0.1 million and $0.3 million for the three and nine months ended March 31, 1999, respectively, to $2.5 million and $5.7 million for the three and nine months ended March 31, 2000, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense. Compared to the same periods in the prior year, the increase in cost of advertising revenues to support our rapidly growing internet user traffic was primarily due to an increase in personnel of our production department associated with the continued expansion in China, our acquisition of Sinanet.com, and the establishment of our Web site in Hong Kong. Secondarily the expenses increase was due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions. We expect our cost of advertising revenues to increase in dollar amount but to decrease as a percentage of our advertising revenues in the future.

   Software. Our cost of software revenues decreased by 49.1% from $0.5 million for the three months ended March 31,1999 to $0.3 million for the three months ended March 31, 2000. The decrease was primarily due to a higher percentage of the software revenues attributable to licensing arrangements which involved minimal costs. For the nine months periods ended March 31, 1999 and March 31, 2000, our cost of software revenues increased by 34.0% from $1.0 million to $1.3 million. The increase was primarily due to the increase in software sales.

   E-commerce. We had not incurred any e-commerce related costs until we acquired Sinanet.com on March 29, 1999. For the three months and nines months ended March 31, 2000, our cost of e-commerce revenues amounted to $0.1 million and $0.2 million, respectively. We expect our cost of e-commerce will continue to increase in dollar amount in the future as we expand our e-commerce activities at all locations.

SALES AND MARKETING EXPENSES

   Our sales and marketing expenses increased from $0.2 million, or 25.6% of net revenues and $0.6 million, or 31.6% of net revenues for the three and nine months ended March 31, 1999, respectively, to $4.6 million, or 125.9% of net revenues and $11.4 million, or 136.0% of net revenues for the three and nine months ended March 31, 2000, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The increase in dollar amounts was mainly attributable to an increase in advertising costs associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues. We expect our sales and marketing expenses to increase in dollar amount in the future as we continue to build our brand name and expand our direct sales force.

PRODUCT DEVELOPMENT EXPENSES

   Our product development expenses increased from $0.3 million, or 34.6% of net revenues and $0.6 million, or 35.3% of net revenues for the three and nine months ended March 31, 1999, respectively, to $2.0 million, or 55.7% of net revenues and $5.0 million, or 59.5% of net revenues for the three and nine months ended March 31, 2000, respectively. Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The increase in dollar amount was attributable to increased staffing and associated support for engineers for developing and enhancing our online network. We expect that product development expenses to increase in dollar amount in the future as we continue to expand and enhance our service offerings.

GENERAL AND ADMINISTRATIVE EXPENSES

   Our general and administrative expenses increased from $0.3 million, or 40.4% of net revenues and $0.8 million, or 46.3% of net revenues for the three and nine months ended March 31, 1999, respectively, to $1.7 million, or 45.7% of net revenues and $5.0 million, or 59.1% of net revenues for the three and nine months ended March 31, 2000, respectively. The increase was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure. We expect our general and administrative expenses to increase in dollar amount in the future.

STOCK-BASED COMPENSATION EXPENSE

   For the three months ended March 31, 2000, we recognized $3.7 million of expense related to amortization of deferred stock compensation. For the nine months ended March 31, 2000, we recognized $15.5 million of expense related to amortization of deferred stock compensation.

AMORTIZATION OF INTANGIBLE ASSETS

   As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of $20.3 million, which are being amortized over three years. The amortization expense for the three and nine months ended March 31, 2000 was $1.7 million and $5.1 million, respectively.

INTEREST INCOME (EXPENSE), NET

   Interest income, net increased from $78,000 and $151,000 for the three and nine months ended March 31, 1999, respectively, to $975,000 and $2,103,000 for the three and nine months ended March 31, 2000, respectively. The increase in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series B preference shares in April 1999 and Series C preference shares in October and November 1999.

LOSS ON EQUITY INVESTMENT

   In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. During the three and nine months ended March 31, 2000, we recorded $245,000 loss from our investment in the joint venture.


LIQUIDITY AND CAPITAL RESOURCES

   We have financed our operations principally through private sales of our preference shares. From inception through March 31, 2000, we have raised net proceeds of $97.4 million through the sale of preference shares. As of March 31, 2000, we had $65.5 million in cash and cash equivalents and short-term investments.

   Net cash used in operating activities was $17.4 million for the nine months ended March 31, 2000 and was primarily attributable to our net loss of $38.9 million, largely offset by the non-cash stock-based compensation expense of $15.5 million and amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com. Net cash used in operating activities was $1.2 million for the nine months ended March 31, 1999 and was primarily attributable to our net loss of $2.4 million offset by non-cash stock-based compensation of $0.9 million.

   Net cash used in investing activities was $27.0 million for the nine months ended March 31, 2000, primarily due to the purchase of short-term investments of $20.7 million, purchase of capital equipment of $5.0 million and the investment in a joint venture of $1.4 million. Net cash used in investing activities was $3.6 million for the nine months ended March 31, 1999 primarily due to the purchase of short-term investments.

   Net cash provided by financing activities was $64.6 million for the nine months ended March 31, 2000, primarily related to the net proceeds of $63.9 million received from the Series C preference share issuance in October and November 1999. The remaining cash provided by the financing activities was from the proceeds of exercising stock options and preference share warrants. We received net proceeds of $72.7 million, before offering expenses from our initial public offering in April 2000.

   Our principal commitments consist of obligations outstanding under various operating leases for our facilities. Since our acquisition of Sinanet.com in March 1999, we have experienced an increase in our capital expenditures and operating lease arrangements, consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future.

   We expect to experience significant growth in our operating expenses, particularly in sales and marketing expenses, for the foreseeable future. We anticipate operating expenses and purchases of equipment will constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe that the net proceeds from our initial public offering, plus our current cash resources, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for the next eighteen months. Beyond this period, we may seek additional equity or debt financing prior to that time. The sale of additional equity could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

   Chinese regulations limit our ability to convert renminbi into foreign currency for capital items. We currently anticipate that our Chinese operations will continue to be a net user of cash, but to the extent that we contribute any cash to our Chinese operations we may be restricted in our ability to use this cash to fund our business activities outside of China. See "Certain Business Risks--Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenues in U.S. dollar terms."


CERTAIN BUSINESS RISKS

BECAUSE OUR OPERATING HISTORY IS LIMITED AND THE REVENUE AND INCOME POTENTIAL OF OUR BUSINESS AND MARKETS ARE UNPROVEN, WE CANNOT PREDICT WHETHER WE WILL MEET INTERNAL OR EXTERNAL EXPECTATIONS OF FUTURE PERFORMANCE.

   From our inception through September 1998, our revenues consisted entirely of sales of our RichWin software products and licenses to copy and use these products. We continued our software sales during fiscal 1999, but with the launch of our online network in May 1996 and our acquisition of Sinanet.com in March 1999, we began to devote our resources primarily to developing our online Chinese-language network. We believe that our future success depends on our ability to significantly increase revenue from our Internet advertising and electronic commerce operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to: attract advertisers; attract a larger audience to our network; respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; maintain our current, and develop new, strategic relationships; increase awareness of the SINA.com brand and continue to build user loyalty; attract and retain qualified management and employees; upgrade our technology to support increased traffic and expanded services; and expand the content and services on our network.

WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES.

   We have never been profitable. As of March 31, 2000, we had an accumulated deficit of approximately $50.8 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to increased sales and marketing costs, additional personnel hires and our continuing branding campaign. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

WE ARE RELYING ON ADVERTISING SALES AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE INTERNET HAS NOT BEEN PROVEN AS A SOURCE OF SIGNIFICANT ADVERTISING REVENUE IN GREATER CHINA.

   Our revenue growth is dependent on increased revenue from the sale of advertising space on our network and the acceptance and use of electronic commerce. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to Web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will therefore depend on a number of factors, many of which are beyond our control, including: the development of a large base of users possessing demographic characteristics attractive to advertisers; downward pressure on online advertising prices; the development of independent and reliable means of verifying levels of online advertising and traffic; and the effectiveness of our advertising delivery, tracking and reporting systems.

   If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue will be negatively affected.

WE ARE RELYING ON ELECTRONIC COMMERCE AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE INTERNET HAS NOT YET BEEN PROVEN AS AN EFFECTIVE COMMERCE MEDIUM IN GREATER CHINA.

   Our revenue growth depends on the increasing acceptance and use of electronic commerce in Greater China. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including: inexperience with the Internet as a sales and distribution channel; inadequate development of the necessary infrastructure to facilitate electronic commerce; concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet; and inexperience with credit card usage or with other means of electronic payment in China.

   If the Internet does not become more widely accepted as a medium for electronic commerce, our ability to generate increased revenue will be negatively affected.

UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE HAS LIMITED AND MAY CONTINUE TO LIMIT THE GROWTH OF THE INTERNET MARKET IN CHINA WHICH, IN TURN, COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

   The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China's primary commercial network, which is owned and operated by China Telecom, a state-owned enterprise directly controlled by China's Ministry of Information Industry. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China will be limited and our business could be harmed.

WE MUST RELY ON THE CHINESE GOVERNMENT TO DEVELOP CHINA'S INTERNET INFRASTRUCTURE AND IF IT DOES NOT DEVELOP THIS INFRASTRUCTURE OUR ABILITY TO GROW OUR BUSINESS WILL BE HINDERED.

   The Chinese government's interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to develop aggressively the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business will be hindered.

YOU SHOULD NOT RELY ON OUR QUARTERLY OPERATING RESULTS AS AN INDICATION OF OUR FUTURE PERFORMANCE BECAUSE OUR RESULTS OF OPERATIONS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

   We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; dependence on a limited number of advertisers, the majority of which have agreements with us that are cancelable upon a specified notice period, and the loss of any major advertiser; significant news events that increase traffic to our Web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market.

   As a result of these and other factors, you should not rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our operating results may be below the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

POLITICAL AND ECONOMIC CONDITIONS IN GREATER CHINA ARE UNPREDICTABLE AND MAY DISRUPT OUR OPERATIONS IF THESE CONDITIONS BECOME UNFAVORABLE TO OUR BUSINESS.

   We expect to derive a substantial percentage of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the Greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market and we cannot be sure that we would be able to maintain effectively this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower real gross domestic product growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist, expenditures for Internet access, infrastructure improvements and advertising could decrease, which would negatively affect our business and our profitability over time. In addition, the economic downturn in Asia could also lead to a devaluation of the currency of China, Taiwan or Hong Kong, which would decrease our revenues for the Greater China region in U.S. dollar terms.

   In addition, economic reforms in the region could affect our business in ways that are difficult to predict. For example, since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and the utilization of market mechanisms. Although we believe that these reforms measures have had a positive effect on the economic development in China, we cannot be sure that they will be effective or that they will benefit our business.

WE MAY BE ADVERSELY AFFECTED BY CHINESE GOVERNMENT REGULATION OF INTERNET COMPANIES.

   China has recently begun to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the availability of securities offerings by companies operating in the Chinese Internet sector. In the opinion of our Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations. There are, however, substantial uncertainties regarding the proper interpretation of current and future Chinese Internet laws and regulations.

   Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

   A prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, may be applied to Internet businesses such as ours. Some officials of the Chinese Ministry of Information, or MII, have taken the position that foreign investment in the Internet sector is prohibited.

   The MII has also stated recently that it intends to adopt new laws or regulations governing foreign investment in the Chinese Internet sector in the near future. If these new laws or regulations forbid foreign investment in the Internet sector, our business will be severely impaired.

   According to press reports, under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in Chinese Internet services will be liberalized to allow for 49% foreign ownership in key telecommunication services, including Chinese Internet ventures, for the first two years after China's entry into the WTO and 50% thereafter. Even if the terms of this agreement are as reported, the agreement is still subject to approval by the U.S. Congress and faces domestic opposition from trade unions, environmentalists and human rights organizations.

   The MII has also stated recently that the activities of Internet content providers are also subject to regulation by various Chinese government authorities, depending on the specific activities conducted by the Internet content provider. According to press reports, various government authorities are in the process of preparing new laws and regulations that will govern these activities. The areas of regulation may include online advertising and online news reporting. In addition, the new laws and regulations may require various Chinese government approvals for securities offerings by companies engaged in the Internet sector in China.

   The interpretation and application of existing Chinese laws and regulations, the stated positions of the MII and the possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Chinese Internet businesses, including our business.

   Accordingly, it is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of our existing or future ownership structure and businesses, or this offering, violates existing or future Chinese laws and regulations. It is also possible that the new laws or regulations governing the Chinese Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our current or proposed businesses and operations or require governmental approvals for this offering. In addition, these new laws and regulations may be retroactively applied to us.

   If we are found to be in violation of any existing or future Chinese laws or regulations, the relevant Chinese authorities would have broad discretion in dealing with such a violation, including, without limitation, the following: levying fines; revoking our business license; requiring us to restructure our ownership structure or operations; and requiring us to discontinue any portion or all of our Internet business. Any of these actions could cause our business to suffer and the price of our common stock to decline.

WE HAVE ATTEMPTED TO COMPLY WITH THE STRICT LICENSING AND REGISTRATION REQUIREMENTS OF THE PRC GOVERNMENT BY ENTERING INTO AGREEMENTS WITH TWO CHINESE ENTITIES MAJORITY OWNED BY OUR EMPLOYEES; IF THE PRC GOVERNMENT FINDS THAT THESE AGREEMENTS DO NOT COMPLY WITH THE LICENSING REQUIREMENTS, OUR BUSINESS IN THE PRC WILL BE ADVERSELY AFFECTED.

   Because the Chinese government restricts foreign investment in Internet-related businesses, we have restructured our China Internet operations by forming two Chinese entities to acquire appropriate government licenses to conduct our business there. The legal uncertainties associated with the Chinese government regulation may be summarized as follows: whether the Chinese government may view our restructuring as being in compliance with their regulations; whether the Chinese government may revoke such business licenses; whether the Chinese government may impose additional regulatory requirements with which we may not be in compliance; whether the Chinese government will permit the Chinese entities to acquire future licenses necessary in order to conduct operations in China; and whether the Chinese government will restrict or prohibit the distribution of content over the Internet.

The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS, is currently licensed to operate as a software company. BSRS has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Zhidong Wang, our president and chief executive officer, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider that is 70% owned by

Zhidong Wang and 30% owned by Yan Wang, our general manager of China operations, and which we refer to as the ICP Company. To address Chinese regulatory concerns, Zhidong Wang will transfer his share ownership in the Ad Company to Yan Wang. Both entities are limited liability companies incorporated in China.

   Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and will sell advertising space on www.sina.com.cn to the Ad Company. The Ad Company, in turn, will sell advertisements in this space to third parties under its advertising license. In addition, BSRS has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company's provider of technical services, all in exchange for fees or other payments. BSRS will also be a consultant and service provider to the Ad Company for its domestic Chinese customers.

   We cannot be sure that these and other corporate activities carried out by us will be viewed by Chinese regulatory authorities as in compliance with applicable licensing requirements. Our business in China will be adversely affected if our business license is revoked as a result of non-compliance. In addition, we cannot be sure that we will be able to obtain all of the licenses we may need in the future or that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and Internet access, will not impose additional regulatory requirements on us or our service providers or otherwise harm our business.

WE DEPEND UPON CONTRACTUAL ARRANGEMENTS WITH THE AD COMPANY AND THE ICP COMPANY FOR THE SUCCESS OF OUR OPERATIONS IN CHINA AND THESE ARRANGEMENTS MAY NOT BE AS EFFECTIVE IN PROVIDING OPERATIONAL CONTROL AS DIRECT OWNERSHIP OF THESE BUSINESSES.

   Because we are restricted by the Chinese government from providing Internet and advertising services directly in China, we are dependent on the Ad Company, of which we own 25% and the ICP Company, of which we have no ownership interest, to provide such services through contractual agreements between the parties. This arrangement may not be as effective in providing control over advertising and Internet content operations in China as direct ownership of these businesses. For example, the Ad Company or ICP Company could fail to take actions required for our business, such as entering into advertising contracts with potential customers or failing to maintain our China Web site. The ICP Company will also be able to transact business with third parties not affiliated with BSRS. If the Ad Company or ICP fails to perform its obligations under these agreements, we would potentially have to rely on legal remedies under Chinese law, which we cannot be sure would be effective.

   The ICP Company is controlled by Zhidong Wang, our president and chief executive officer. As a result, our contractual relationships with the ICP Company would be viewed as entrenching his management position or transferring certain value to him, especially if any conflict arose with him.

WE MAY NOT BE IN COMPLIANCE WITH CHINESE GOVERNMENT REGULATIONS RELATING TO FOREIGN INVESTMENT PROHIBITIONS AND, IF SO DETERMINED, THE CHINESE GOVERNMENT COULD CAUSE US TO DISCONTINUE OUR OPERATIONS IN CHINA.

   In September 1999, a minister of China's Ministry of Information Industry stated that Chinese government policy prohibits foreign investment in the telecommunications services industry, which he has defined to include Internet-related businesses. While we believe that we are in compliance with current Chinese government policies, we cannot be sure that the government will view our business as in compliance with these policies or any policies that may be made in the future. If we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet-related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

EVEN IF WE ARE IN COMPLIANCE WITH CHINESE GOVERNMENTAL REGULATIONS RELATING TO LICENSING AND FOREIGN INVESTMENT PROHIBITIONS, THE CHINESE GOVERNMENT MAY PREVENT US FROM DISTRIBUTING, AND WE MAY BE SUBJECT TO LIABILITY FOR, CONTENT THAT IT BELIEVES IS INAPPROPRIATE.

   China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

   We are also subject to potential liability for content on our Web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the Chinese Ministry of Information and Industry. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Web sites.

WE MAY HAVE TO REGISTER OUR ENCRYPTION SOFTWARE WITH CHINESE REGULATORY AUTHORITIES, AND IF THEY REQUEST THAT WE CHANGE OUR ENCRYPTION SOFTWARE, OUR BUSINESS OPERATIONS WILL BE DISRUPTED AS WE DEVELOP OR LICENSE REPLACEMENT SOFTWARE.

   Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic Chinese companies operating in China are required to register and disclose to Chinese regulatory authorities the commercial encryption products they use. Because these regulations have just recently been adopted and because they do not specify what constitutes encryption products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with the relevant Chinese regulatory authorities for, our current or future encryption software. If Chinese regulatory authorities request that we change our encryption software, we may have to develop or license replacement software, which could disrupt our business operations.

THE MARKETS IN WHICH WE OPERATE ARE HIGHLY COMPETITIVE, AND WE MAY BE UNABLE TO COMPETE SUCCESSFULLY AGAINST NEW ENTRANTS AND ESTABLISHED INDUSTRY COMPETITORS, MANY OF WHICH HAVE GREATER FINANCIAL RESOURCES THAN WE DO OR CURRENTLY ENJOY A SUPERIOR MARKET POSITION THAN WE DO.

   The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, and email and electronic commerce services in the Greater China market that may be competitive with our future offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, Cable & Wireless HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well- established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom, Intel Corporation is a major shareholder of Sohu.com, and News Corp Ltd. is a major shareholder of Netease.com.

   A number of our current and potential future competitors have greater name recognition, larger customer bases and greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

   Increased competition could result in reduced page views, loss of market share and lower profit margins from reduced pricing for Internet-based services.

IF WE FAIL TO DEVELOP SUCCESSFULLY AND INTRODUCE NEW PRODUCTS AND SERVICES, OUR COMPETITIVE POSITION AND ABILITY TO GENERATE REVENUES WILL BE HARMED.

   We are developing new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue.

WE HAVE CONTRACTED WITH THIRD PARTIES TO PROVIDE CONTENT AND SERVICES FOR OUR PORTAL NETWORK AND TO DISTRIBUTE OUR SOFTWARE, AND WE MAY LOSE USERS AND REVENUE IF THESE ARRANGEMENTS ARE TERMINATED.

   We have arrangements with a number of third parties to provide content and services to our Web sites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed.

   In the area of Web-based services, we have contracted with AltaVista and OpenFind for integrated Web search technology to complement our directory and navigational guide, Critical Path for our email services and third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

   In addition, in August 1999, we entered into a joint venture agreement with AdForce, an Internet advertising management and delivery service, pursuant to which we will jointly provide centralized Internet advertising management and delivery services in Greater China. We depend on AdForce's proprietary and licensed advertising serving technology to deliver advertisements to our network. If AdForce chooses not to continue to support this technology or if its services fail to meet the advertising needs of our customers, our advertising revenue would decline.

   In order to create traffic for our online properties and make them more attractive to advertisers and consumers, we have entered into distribution agreements and informal relationships with ISPs and personal computer manufacturers for the distribution of our software. These distribution arrangements typically are non-exclusive, and may be terminated upon little or no notice. If our software distributors were to terminate or modify their distribution arrangements, our ability to promote our network and generate revenue could be harmed.

OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

   We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced changes to our executive management team. Following our acquisition of Sinanet.com, James Sha served as our chief executive officer from March 1999 to August 1999. Mr. Sha resigned as chief executive officer on August 31, 1999 and resigned as a member of our Board of Directors on September 26, 1999. In August 1999, Zhidong Wang, who has served as our president since October 1997, was promoted to the position of chief executive officer. Mark Fagan served as our chief financial officer from September 1997 to June 1999, at which time Riley Willcox was appointed chief financial officer. Mr. Willcox resigned from this position on August 31, 1999 and Mr. Fagan served as our interim chief financial officer until September 11, 1999. In November 1999, Victor Lee joined us as chief financial officer. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in Greater China. In particular, we have experienced difficulty in hiring and retaining qualified personnel for our Hong Kong office and may experience similar problems in our other regional offices. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

WE MAY NOT BE ABLE TO MANAGE OUR EXPANDING OPERATIONS EFFECTIVELY, WHICH COULD HARM OUR BUSINESS.

   We anticipate significant expansion of our business as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve existing and implement new operational and financial systems, procedures and controls, and to expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other Web sites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

CONCERNS ABOUT THE SECURITY OF ELECTRONIC COMMERCE TRANSACTIONS AND CONFIDENTIALITY OF INFORMATION ON THE INTERNET MAY REDUCE USE OF OUR NETWORK AND IMPEDE OUR GROWTH.

    A significant barrier to electronic commerce and communications over the Internet in general has been public concern over security and privacy, especially the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination sites and impede our growth.

CURRENCY FLUCTUATIONS AND RESTRICTIONS ON CURRENCY EXCHANGE MAY ADVERSELY AFFECT OUR BUSINESS, INCLUDING LIMITING OUR ABILITY TO CONVERT CHINESE RENMINBI INTO FOREIGN CURRENCIES AND, IF RENMINBI WERE TO DECLINE IN VALUE, REDUCING OUR REVENUES IN U.S. DOLLAR TERMS.

   We generate revenues and incur expenses and liabilities in Chinese renminbi, Taiwan dollars, Hong Kong dollars, and U.S. dollars. We generated most of our revenues for fiscal 1999 in renminbi since all of our revenues were derived from our China operations until our acquisition of Sinanet.com in March 1999. In the future, we may also conduct business in additional foreign countries and generate revenues and incur expenses and liabilities in other foreign currencies. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations in Asia, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

   Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People's Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue generated in renminbi to fund our business activities outside China.

OUR OPERATIONS COULD BE DISRUPTED BY UNEXPECTED NETWORK INTERRUPTIONS CAUSED BY SYSTEM FAILURES, NATURAL DISASTERS OR UNAUTHORIZED TAMPERINGS WITH OUR SYSTEMS.

   The continual accessibility of our Web sites and the performance and reliability of our network infrastructure are critical to our reputation and our ability to attract and retain users, advertisers and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services or increases the response time of our services could reduce our appeal to advertisers and consumers. Factors that could significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failures and similar events; software errors; computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and security breaches related to the storage and transmission of proprietary information, such as credit card numbers or other personal information.

   We have limited backup systems and redundancy. Recently, we experienced an unauthorized tampering of the mail server of our China Web site which briefly disrupted our operations. Future disruptions or any of the foregoing factors could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. We do not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.

THE LAW OF THE INTERNET REMAINS LARGELY UNSETTLED, WHICH SUBJECTS OUR BUSINESS TO LEGAL UNCERTAINTIES THAT COULD HARM OUR BUSINESS.

   Due to the increasing popularity and use of the Internet and other online services, it is possible that a number of laws and regulations may be adopted with respect to the Internet or other online services covering issues such as user privacy, pricing, content, copyrights, distribution, antitrust and characteristics and quality of products and services. Furthermore, the growth and development of the market for electronic commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business.

   Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, tax authorities in a number of states in the U.S. are currently reviewing the appropriate tax treatment of companies engaged in electronic commerce, and new state tax regulations may subject us to additional state sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could significantly disrupt our operations.

WE MAY BE SUBJECT TO CLAIMS BASED ON THE CONTENT WE PROVIDE OVER OUR NETWORK AND THE PRODUCTS AND SERVICES SOLD ON OUR NETWORK, WHICH, IF SUCCESSFUL, COULD CAUSE US TO PAY SIGNIFICANT DAMAGE AWARDS.

   As a publisher and distributor of content and a provider of services over the Internet, we face potential liability for: defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute; the selection of listings that are accessible through our branded products and media properties, or through content and materials that may be posted by users in our classifieds, message board and chat room services; losses incurred in reliance on any erroneous information published by us, such as stock quotes, analyst estimates or other trading information; unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service; and product liability, warranty and similar claims to be asserted against us by end users who purchase goods and services through our SinaMall and any future electronic commerce services we may offer.

   We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability. Although we carry general liability insurance, our insurance may not cover potential claims of this type or be adequate enough to indemnify us against all potential liabilities.

PRIVACY CONCERNS MAY PREVENT US FROM SELLING DEMOGRAPHICALLY TARGETED ADVERTISING IN THE FUTURE AND MAKE US LESS ATTRACTIVE TO ADVERTISERS.

   We collect personal data from our user base in order to understand better our users and their needs and to help our advertisers target specific demographic groups. If privacy concerns or regulatory restrictions prevent us from selling demographically targeted advertising, we may become less attractive to advertisers. For example, as part of our future advertisement delivery system, we may integrate user information such as advertisement response rate, name, address, age or email address, with third-party databases to generate comprehensive demographic profiles for individual users. In Hong Kong, however, we would be in violation of the Hong Kong Personal Data Ordinance unless individual users expressly consented to this integration of their personal information. The Ordinance provides that an Internet company may not collect information on its users, analyze the information for a profile of the user's interests and sell or transmit the profiles to third parties for direct marketing purposes without the user's consent. If we are unable to construct demographic profiles for Internet users because they refuse to give consent, we will be less attractive to advertisers and our business will suffer.

WE MAY NOT BE ABLE TO ADEQUATELY PROTECT OUR INTELLECTUAL PROPERTY, WHICH COULD CAUSE US TO BE LESS COMPETITIVE.

   We rely on a combination of copyright, trademark and trade secret laws and restrictions on disclosure to protect our intellectual property rights. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our technology. Monitoring unauthorized use of our products is difficult and costly, and we cannot be certain that the steps we have taken will prevent misappropriations of our technology, particularly in foreign countries where the laws may not protect our proprietary rights as fully as in the United States. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources.

WE MAY BE EXPOSED TO INFRINGEMENT CLAIMS BY THIRD PARTIES, WHICH, IF SUCCESSFUL, COULD CAUSE US TO PAY SIGNIFICANT DAMAGE AWARDS.

   Third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations.

WE MAY BE CLASSIFIED AS A PASSIVE FOREIGN INVESTMENT COMPANY OR AS A FOREIGN PERSONAL HOLDING COMPANY, WHICH COULD RESULT IN ADVERSE U.S. TAX CONSEQUENCES TO YOU.

   Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, or as a foreign personal holding company, or FPHC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. We believe that we were not a PFIC or an FPHC for 1999 or previous years, and we do not expect to be either in the future. However, the determination of whether or not we are a PFIC or an FPHC is made on an annual basis, and those determinations depend on the composition of our income and assets, in the case of the PFIC rules, and income and shareholders, in the case of the FPHC rules, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC or FPHC treatment, you should be aware that certain factors that could affect our classification as PFIC or FPHC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. Therefore, we cannot be sure that we will not be a PFIC or an FPHC for the current or any future taxable year.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

INTEREST RATE RISK

   The Company's investment policy requires the Company to invest its excess cash in government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Due to the fact that majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area.

FOREIGN CURRENCY EXCHANGE RATE RISK

   The majority of the Company's revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See "Certain Business Risks--Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms." We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.


PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds

     The effective date of the Registration Statement for the Company's initial public offering, filed on Form F-1 under the Securities Act of 1933 (File No. 333-11718), was April 12, 2000. The class of securities registered was Ordinary Shares. The offering commenced on April 13, 2000. The managing underwriters for the offering were Morgan Stanley Dean Witter, China International Capital Corporation, Chase H&Q, and Robertson Stephens.

     Pursuant to the Registration Statement, the Company sold 4,600,000 shares of its Ordinary Shares for an aggregate offering price of $78.2 million.

     The Company incurred expenses of approximately $9.1 million, of which $5.5 million represented underwriting discounts and commissions and approximately $3.6 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were $ 69.1 million.

        We plan to use the net proceeds for working capital and other general corporate purposes. A portion of the net proceeds may be used for the acquisition of businesses, products and technologies that are complementary to our own. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities

    None.


Item 4.  Submission of Matters to a Vote of Security Holders

    None.


Item 5.  Other Information

    None.


Item 6.  Exhibits and Reports on Form 8-K

  (a) Exhibits.

      27.1:  Financial Data Schedule

  (b) Reports on Form 8-K.

      No reports on Form 8-K were filed by SINA.com during the quarter ended March 31, 2000.




                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SINA.com

Dated:  May 30, 2000                   By: /s/ Victor Lee
                                           -------------------------------------
                                           Victor Lee
                                           Chief Financial Officer (Principal
                                           Financial Officer)

Dated:  May 30, 2000                   By: /s/ Charles Chao
                                           -------------------------------------
                                           Charles Chao
                                           Vice President, Finance (Principal
                                           Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.1                         Financial Data Schedule