Form 10-K
period 2000-06-30
SINA COM
filed 2000-09-28
CIK 1094005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                        COMMISSION FILE NUMBER 000-30698

                                    SINA.COM
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                        ORDINARY SHARE, $0.133 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $468,972,674 as of September 15, 2000, based upon the closing sale price on computed by reference to the closing price for the Common Stock as quoted by the Nasdaq National Stock Market reported for such date. Shares of Ordinary Shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of September 15, 2000, there were 40,933,557 shares of the Registrant's Ordinary Shares, $0.133 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 11-13 incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 21, 2000.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART 1

ITEM 1.  BUSINESS

OVERVIEW

     SINA.com is a leading Internet media and services company for Chinese communities worldwide. We offer a portal network of four localized Web sites targeting China, Taiwan, Hong Kong and overseas Chinese in North America. Our users enjoy a full array of Chinese-language news, entertainment, e-commerce platforms, financial information and lifestyle tips covering both global events and issues and specific topics of interest to the Chinese community. Users can also shop in our online stores located on our China and North America Web sites from the convenience of their homes. In addition, we offer proprietary software products that simplify access to Chinese Internet content.

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

     We make our portal network available without charge to users. Our total average daily page views have grown from approximately 5 million in June 1999 to approximately 34 million in June 2000. China Internet users voted our China Web site as their favorite Web site in various surveys conducted by independent institutions during the past fiscal year. Because of the popularity and growth in usage of our Web sites, we attract advertisers and merchants who wish to target the Chinese market.

     We generate revenue primarily through the sale of advertisements, promotions and sponsorships to advertisers and merchants. The majority of advertising on our portal network is sold through the Company's internal advertising sales force. We also derive a portion of revenues from sales of software products and related licenses to OEM PC manufacturers and corporate PC users.

INDUSTRY BACKGROUND

  Internet Use in Greater China and Other Chinese-Speaking Regions

     The adoption and development of the Internet differs among China, Taiwan, Hong Kong and North America, and these markets present a range of significant near-term and long-term market opportunities. These opportunities have led a number of companies to provide portal, content and e-commerce services to address these markets. Accordingly, the market for online content and services targeted at these markets is competitive, and we expect competition to increase in the future.

     China. China is expected to experience among the largest growth in the number of PC Internet users in Asia, growing from approximately 4.5 million in 1999 to 51.2 million in 2004, as projected by International Data Corporation ("IDC"). The Internet user penetration rate was approximately 0.3% in 1999 and, as access costs decline and PC penetration rates increase, we expect that Internet usage will grow rapidly in China.

     The following table shows China Internet growth statistics as reported by CNNIC for the period from June 1999 to June 2000, which may not be indicative of future growth rates:

                                                                                NO. OF
                                                                   NO. OF      WEB SITES
                                                     DEVICES      INTERNET     BASED IN
CHINA INTERNET GROWTH STATISTICS                     ONLINE        USERS         CHINA
--------------------------------                    ---------    ----------    ---------
June 1999.........................................  1,460,000     4,000,000      9,906
December 1999.....................................  3,500,000     8,900,000     15,153
June 2000.........................................  6,500,000    16,900,000     27,289
Percentage Growth from June 1999 to June 2000.....       345%          323%       175%

     In addition to the personal computer access to the Internet, alternative accesses, such as wireless access and television based devices access using telephone lines, cable, or satellite, could together enhance internet penetrations in the future. According to The Gartner Group, there were approximately 51.7 million mobile phone users in China in the first quarter of 2000, representing a 81.0% increase compared to the same quarter in 1999. The growing number of wireless users presents an attractive opportunity for us to increase our internet user base. According to Kagan World Media, there were 73.3 million cable television households in China at August 2000. Projects to develop television set-top Internet access devices for the Greater China market, if successful, could potentially further increase the Internet user base.

     The market in China for online advertising and e-commerce is in an early stage of development. According to Forrester Research, Inc., online advertising is projected to grow from $8.0 million in 1999 to $440.0 million by 2004. IDC estimates that e-commerce revenue in China will reach $26,152.7 million by 2004 from $76.7 million in 1999.

     Taiwan. The Internet has received relatively widespread attention and usage in Taiwan. According to IDC, Taiwan had approximately 2.0 million Internet users in 1999 and is expected to have approximately 6.3 million users by 2004. We believe Taiwan, with a gross domestic product per capita of $12,700 in 1999 according to International Monetary Fund ("IMF"), represents a relatively affluent market that will readily adopt the Internet as a means of entertainment and commerce. Moreover, according to Kagan World Media, Taiwan has one of the world's highest cable television penetration rates at 77.6% of all Taiwanese households. In addition, Taiwan's Government Information Office announced in October 1999 that it had approved five operator licenses for providing pay television satellite services in Taiwan. We expect that both cable and these satellite services will have Internet access capabilities that will have the potential to contribute to the growth in Internet usage in Taiwan. As Internet usage increases in Taiwan, Forrester Research projects that Taiwan online advertising will grow from $4.0 million in 1999 to $116.0 million by 2004, and IDC projects that e-commerce revenue in Taiwan will reach $12,285.9 million by 2004 from $193.0 million in 1999.

     Hong Kong. According to IDC, the number of Internet users in Hong Kong is expected to increase approximately 3.4 million by 2004 from 1.0 million in 1999. Hong Kong has high Internet connectivity compared to many of its Asian neighbors with a 15.2% Internet penetration rate in 1999. In addition, Hong Kong was one of the first major population centers to have a fully-digitized telecommunications network and is expanding its broadband Internet access capability through cable television access. We expect Internet usage to increase significantly in the next few years, especially as more Hong Kong-focused content, commerce and services become available. According to IMF, Hong Kong had one of the highest Asian per capita gross domestic products in 1999 at $23,640, and IDC projects that e-commerce revenue in Hong Kong will reach $7,528.9 million by 2004 from $191.9 million in 1999.

     North America and Other Markets. North America enjoys much higher Internet penetration than Greater China. According to Jupiter Consumer Survey, the number of Internet users in the U.S. in 1999 was 104.0 million, representing an Internet penetration rate of approximately 38%. We believe, based on this Internet penetration rate and the stage of development of the Internet in the U.S., that the substantial Chinese population resident in the U.S. and Canada has easier access to the Internet than their counterparts in the Greater China region. However, there is a significant lack of Chinese Internet content that caters to this population. We believe that many Chinese students and professionals living abroad, as well as recent immigrants, will benefit from Internet services that enable them to obtain news about their home countries, maintain ties to their former communities and communicate in their native language.

THE SINA.COM SOLUTION

     We have achieved our leading market position by integrating our proprietary software platform, our portal network and our e-commerce initiatives to offer Chinese users and advertisers a comprehensive Internet solution.

     Our array of proprietary software products is designed to drive traffic to our portal network. RichWin, our popular operating system overlay that we have sold since 1994, enables users to move easily between English and Chinese operating systems and offers a link to our portal network. In March 2000, we introduced SinaPlus, our new generation language translation software which incorporates Internet access capability to help attract users to our Web sites.

     Our portal network consists of four Web sites targeting Internet users in China, Taiwan and Hong Kong and overseas Chinese in North America, each of which offers an extensive range of local, regional and international Chinese language content, Web-based community and communication services, sophisticated search, directory services and free email services. By addressing a global Chinese audience, we offer advertisers and merchants an attractive market for advertisements and e-commerce offerings.

     Our e-commerce initiatives include SinaMall, an online shopping mall currently offered on our China and North America Web sites, online airline ticketing on our Taiwan Web site.

     We have achieved our leading market position as a result of the following key factors:

     Extensive, Localized Content and a Broad Range of Community Features for the Global Chinese Community. Our portal network brings together Chinese Internet users across national and geographic boundaries, while providing content and services tailored to each local market. We have extensive relationships with international, regional and local content providers, including Central News Agency, CBS MarketWatch, Dow Jones, AFP, Reuters and Xinhua News Agency. Local content is made available to all of our Web site production teams so that they can create the desired mix of local, regional and international content. Although content may vary across Web sites, our brand identity and look and feel are consistent across our network. In addition to extensive and customized global, regional and local content, we provide a broad range of community features like chat, email and instant messaging that allow Chinese Internet users worldwide to interact. We distinguish ourselves from our competition by offering a customized Web site for each of the China, Taiwan, Hong Kong and North America markets.

     User-Friendly Software Platform that Supports Our Portal Network. We have used the brand recognition and large installed base that we have achieved through our RichWin product to draw traffic to our Web sites. In addition to providing a link to our destination sites, our RichWin software also allows users to easily view Chinese content without regard to the underlying operating system. We sell the latest version of our RichWin software product to businesses and consumers and, often at lower margin, to original equipment manufacturers and provide free downloads of older versions of RichWin on our network to increase our brand recognition and help drive traffic to our Web sites. Our software development team, which successfully developed the popular RichWin product, is now being employed to develop products to support our portal network. In March 2000, we introduced SinaPlus, our new generation language translation engine to consumers to further increase user recognition of our Web sites.

     E-commerce Initiatives. We currently offer online shopping on our China and North America Web sites. We also anticipate releasing in the second half of 2000 our software, which will provide merchants with an easy way to begin presenting goods and services on our Web sites.

     Business Models, Strategic Relationships and Technology Leveraged Across Multiple Web Sites. We deploy across our network successful business models and strategic relationships that we establish in each of our local markets, thereby allowing us to grow rapidly and effectively. We also manage a majority of our core technology and applications centrally, which we believe has enabled us to derive cost savings and enhanced our ability to grow our network and business quickly and effectively.

PRODUCTS AND SERVICES

     Our portal network, e-commerce initiatives and software platform are closely related and we believe that each of these components will benefit from the growth of the other two.

  Portal Network

     Destination Sites. Our portal network consists of four destination Web sites dedicated to users in China, Taiwan, Hong Kong and overseas Chinese in North America. In June 2000, our total average daily page views were approximately 34 million. Each of our destination sites consists of Chinese-language content organized into interest-specific channels, extensive community and communication services and sophisticated search capabilities:

www.sina.com.cn                  Our China destination site was launched in May
                                 1996 and was voted the favorite Web site of users according to various surveys conducted by independent parties. The goal of the China Web site is to be the first and only Web site
                                 Chinese users need to visit in order to satisfy their news, information, service and product needs.

www.sina.com.tw                  Our Taiwan destination Web site was launched in
                                 October 1998 and has grown rapidly to become one of the leading Web sites in Taiwan. The
                                 Taiwan Web site has launched innovative
                                 communications and community services such as Web2Pager, a service that allows for email messages to be delivered to pagers, and SinaBaby, an interactive virtual parenting game.

www.sina.com.hk                  Our Hong Kong destination Web site was launched
                                 in July 1999. As a beneficiary of content and service offerings leveraged from our other Web sites, our Hong Kong Web site was launched after less than three months of preparation.

www.sina.com                     We believe our North American destination Web
                                 site, launched in May 1995, is a leading
                                 Chinese-language Web site among ethnic Chinese
                                 Internet users in North America. Our North
                                 America Web site caters to a diverse audience of first and second-generation Chinese immigrants as well as Chinese students and professionals studying, working and living abroad in the U.S. and Canada.

     Content. We make available on all of our Web sites our four or five most popular content channels. We also create for each individual site two localized channels specifically tailored for the local market. Although content varies across our Web sites, we are careful to preserve a consistent brand identity and look and feel throughout our network. We believe we satisfy the demand of Chinese users for timely, in-depth coverage of current events, sports, finance and arts with the following channels:

SinaNews Comprehensive selection of international, regional and local news. Content for our SinaNews channel is provided by local and syndicated wire services such as Xinhua News Agency and Central News Agency, television stations such as China Central Television and Beijing Television, newspapers such as China Economic Times, and by our team of editors, producers, writers and translators.

SinaSports                       Broad international, regional and local sports
                                 news and information, including events such as the Asian Games, the World Cup and the Olympic Games. SinaSports also provides up to the minute sports scores for China's professional sports teams.

SinaLiving                       Coverage of the arts and living scene,
                                 including entertainment news, popular
                                 magazines, travel, games, horoscopes, a Feng
                                 Shui Center, information on education and studying abroad and up-to-date weather reports.
                                 SinaLiving also hosts global live chat forums featuring diverse entertainment personalities such as world-famous film director Zhang Yi
                                 Mou, "canto-pop" singer Gigi Leung and film star Zhao Wei.

SinaFinance                      Financial information, news, company
                                 information and stock quotes from major U.S.
                                 and European stock markets and the Shanghai, Shenzhen, Taipei and Hong Kong stock exchanges.
                                 Users can also individualize their online stock portfolios.

SinaTechnology                   Free software downloads, technology news,
                                 product information, and introductory
                                 information on how to use the Internet.

SinaA/V Center                   Streaming audio and video content from Chinese
                                 language television and radio stations.

     Community. We believe the establishment of cohesive online communities will enrich the experience of Internet users. Consequently, we offer the following array of community features designed to encourage users to become active and loyal registered users, or SINA Netizens:

SinaMail
  (email) Free Web-based email service with over 5 million registered users as of June 30, 2000. Our users can send and receive messages in both Chinese and English.

SinaPager
  (instant messaging)            Instant-messaging service, currently offered on
                                 our China Web site, which enables SINA Netizens to know whether their SINA.com friends are online and to send messages to them instantly.

SinaSearch
  (search) Directory and keyword search in both traditional and simplified Chinese character text modes. We offer search technology by two of the leading search engines for locating desired Chinese content on the Internet, Alta Vista and OpenFind. We categorize information in over ten thousand categories.

SinaChat
  (online chat)                  Chat service that creates a virtual meeting
                                 place where participants can interact in group or one-on-one discussions. Chat rooms are organized around topics of interest such as sports, entertainment, games and romance. VIP
                                 Chat is a special event version of SinaChat where participants from around the globe through any of our four Web sites can interact with famous personalities such as movie stars and musicians.

Club Yuan
  (romance and matchmaking)      Our interactive dating service with
                                 approximately 0.4 million active members as of June 30, 2000. Club Yuan exists as a "community within a community" for users in search of new friends and relationships. Members who sign up for Club Yuan are asked to create a new user profile and are assigned a special message box where they can send and receive messages and create "buddy" lists. Club Yuan also provides user profile search, real-time chat, bulletin board services and Dr. Love, an online consultant who answers questions about romance.

e-Card
  (electronic greeting card)     Electronic greeting cards organized into
                                 categories such as Chinese New Year, Christmas,
                                 Birthday, Thank-You and Lovers. A user can customize the card with his or her own personal message. The receiver of the card is notified by an email message with a link to our Web site where the card can be viewed, which introduces other users to our Web site.

SinaWeb2Pager
  (online paging)                Communication tool on our Taiwan Web site that
                                 allows users to send email messages in Chinese or English directly to the recipient's pager.

SinaBaby
  (virtualparenting)             Popular virtual parenting game offered on our
                                 China and Taiwan Web sites that allows users to adopt and raise a virtual baby. The child is given a name and immediately begins demanding love and attention. If the parents neglect to care for the child, they will receive angry emails from their child. Good parents, however, are amply rewarded with successful and adoring progeny.

SinaForum
  (bulletin board)               Bulletin board service where users can pose and
                                 respond to comments on a wide array of topics.

MySina
  (home page personalization)    Home page personalization service whereby users
                                 can customize the layout of their home page.

  E-commerce Initiatives

     Our e-commerce initiatives consist of:

     Online Shopping Mall. Online shopping is a natural extension of our portal network. We have successfully launched SinaMall, a virtual shopping mall that has been designed to offer users an intuitive and fun shopping experience, on our China and North American Web sites. Our China SinaMall, launched in November 1999, has online stores that offer beauty products, books, clothing, computer hardware, electronics, event ticketing and food. We sell goods on-line under arrangements with both department stores and various suppliers. Our North American SinaMall is organized around nine "floors", each of which specializes in a particular product category, such as Food Plaza, Computer Hardware and Electronics, Health and Beauty Products and Travel and Leisure. Users in each case "push" around a virtual shopping cart, "fill" the cart up with items they choose to purchase and "checkout" by paying with a credit card or debit card. Participating merchants pay us a fee to host their site and an additional commission for sales that we generate.

     Online Ticketing. We are one of the first few Chinese-language portal Web sites in Taiwan that offers airline tickets over the Internet. We have contracted with several Taiwan travel agencies to sell discounted tickets on our Taiwan site in exchange for a commission. We intend to seek strategic joint ventures to expand our e-ticketing model to our other Web sites.

     Co-branded Debit Card. In September 1999, we signed an agreement with China Merchants Bank to set up online payment systems and online banking services and in November 1999 launched a co-branded debit card. Users of our China Web site are able to use this debit card to make online purchases from our China SinaMall. We believe by being a leader in creating mechanisms for secure transactions on the Internet in China, we will help foster the acceptance and growth of e-commerce in China and gain the trust of e-commerce customers and merchants.

  Software Platform

     We have designed an array of proprietary software products, most of which will be available for free download from our Web sites, in order to drive increased traffic to our portal network. Our family of software offerings includes:

     RichWin. RichWin, first launched in April 1994, is an operating system overlay that allows users to move easily between a Chinese and an English operating environment. Without RichWin or a similar software overlay, a user using an English operating system cannot view Chinese content because the English operating system cannot recognize Chinese characters. By installing RichWin, a user can simply click on a button to switch from an English to a Chinese operating environment to view Chinese content, and then click again to return to an English operating environment.

     SinaPlus. SinaPlus is our new-generation language translation engine launched in March 2000. Within SinaPlus we have bundled tools and services such as SinaMail and SinaPager, dictionary utilities and a feature that changes the user's default home page to the SINA.com Web site closest to the user's geographic location. SinaPlus will be available for free download from our sites.

     SinaXpress. We use our SinaXpress software on our servers to automatically convert Chinese content into image files viewable online without a Chinese-language operating system or a translation overlay.

     We believe our software products provide the value-added functionalities in introducing users to our portal network, enabling communication between global Chinese communities and facilitating e-commerce.

STRATEGIC PARTNERSHIPS

     We have developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend our brand and services to a broad internet network.

  Content Partnerships

     The goal of our content partnerships is to provide our users with the broadest offering of Chinese-language content available. We contract with our content partners to display their content on one or more of our Web sites free of charge or in exchange for a share of revenue, a licensing fee, access to our content or a combination of these arrangements. The following table shows some of our existing content partnerships in key content areas for our China, Taiwan, Hong Kong and North America destination sites:

CHANNEL                        CHINA                  TAIWAN            NORTH AMERICA      HONG KONG
-------                 --------------------  -----------------------  ----------------  --------------
SINANEWS..............  Xinhua News Agency    Central News Agency      China Press       Metro
                        China News Agency     China Times Interactive  Kwong Wah Ri Bao  Broadcast
                        China Central TV      Formosa Television       Singtao Daily       Corporation
                        HuaSheng News         UDN News                 Zhong Guo Daily     Limited
                        China Youth Daily     Power News               Hwa Sheng         Mingpao.com
                        Beijing Youth Daily                            Central News        Limited
                        Reuters                                          Agency          Wisers
                        AFP                                                                Information
                                                                                           Limited
SINASPORTS............  Ballsweekly           Min Sheng Bao            China Press
                        China Football News
                        Sportsyouth
SINALIVING............  Life Week             Chinese Television       Hwa Sheng         Easy Group
                        Neweekly                System                 Togo Travel         Holdings
                        AV World              Crown Magazine           Crown Magazine      Limited
                        DaZhong Movie         Journalist
                        China Entertainment   Magazine

CHANNEL                        CHINA                  TAIWAN            NORTH AMERICA      HONG KONG
-------                 --------------------  -----------------------  ----------------  --------------
SINAFINANCE...........  CITIC Securities      Business Weekly          CBS MarketWatch   Core Pacific-
                        Shanghai Securities   Taiwan Economics   News  Dow Jones           Yamaichi
                          News                                         Reuters             International
                                                                       Stock 247           (HK) Limited
SINATECHNOLOGY........  ZDNet China           Openfind Search          Isnet             PaceMaker
                        Science & Technology  ZDNet                    Zdnet               Technologies
                          Daily                                        Openfind Search

     The content partnerships are usually one to two years' duration with one year automatic renewal.

  Application and Service Partnerships

     The goal of our application and service partnerships is to ensure that our users have access to user-friendly, reliable and scalable communication and search tools. Because most of our prospective partners have traditionally focused on non-Chinese speaking markets, our internal engineering and development teams often work closely with them to adapt their solutions to the Chinese-language market. The following are our most critical application and service partnerships:

     Critical Path. In June 1999, we signed an outsourcing agreement with Critical Path, under which Critical Path provides our Web-based email service. Critical Path has agreed to service not only our branded Web emails, but also any co-branded Web email services launched by us and our partners.

     Alta Vista. We entered into a relationship with Alta Vista in June 1999, under which Alta Vista agreed to provide Chinese full-text search services to our Web sites, while we agreed to promote Alta Vista as our strategic partner in our public relations campaign and in search pages where Alta Vista's technology is employed.

     OpenFind. In July 1999, we signed an agreement with OpenFind to provide additional Chinese search functionality to our Web sites. We believe that Alta Vista and OpenFind are two of the leading search engines for locating desired Chinese content on the Internet and wanted one or both to be available for our users.

ADVERTISING SALES

  Sales Organization

     We believe that the global Chinese Internet community is an attractive demographic target for advertisers because it represents an affluent, educated and technically sophisticated market. To capitalize on this advertising opportunity, we employ a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, high-value contracts such as integrated marketing and communications packages.

     Our primary target client base for advertisers and sponsors consists of global corporations and Asia-focused regional companies, to which we sell from both our corporate and regional headquarters. Global corporations are typically Fortune 500 and 1000 companies with significant operations worldwide and employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Asian-Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. A partial list of our advertising clients include:
Acer, AT&T, Alibaba, Asia Online, Charles Schwab, Compaq, Creative Technologies, Dell, E*Trade, Firstrade, General Motor, HungryForWords.com, IBM, Intel, Kodak, Legend, MindShare Communications, Motorola, Nestle, Nokia, President Enterprise, Scottstrade Securities, TD Waterhouse, 3Com, Tianhe Network Union and Trend Micro, Inc. In order to leverage our global resources, we have established advertising sales centers in Hong Kong, New York and California. Salespeople in each of these sales centers may sell a global promotions campaign to customers for delivery on any of our Web sites.

     We have built a global sales and marketing organization of approximately 120 professionals as of June 2000.

  Marketing and Brand Awareness

     Our global marketing strategy is to make our brand synonymous with the Internet for the global Chinese community of users, advertisers and merchants. We employ a variety of methods to promote our brand, grow our membership base and increase user loyalty, including

     - a comprehensive, aggressive branding campaign through extensive traditional media and Internet advertising;

     - comprehensive global public relations program, including special event and movie sponsorships and online VIP Chats with local and global celebrities;

     - distribution relationships; and

     - strategic alliances.

     We have launched a series of user loyalty programs, such as member referral and frequent visitor rewards, with the goal of attracting new users, increasing the frequency of visits and expanding our network's overall traffic.

SINA.COM TECHNOLOGY INFRASTRUCTURE

     Our operating infrastructure is designed to serve and deliver tens of millions of page views a day to our users. This scalable infrastructure allows our users to access our products and services quickly and efficiently, regardless of their geographical location. Our infrastructure is also designed to provide high-speed access by forwarding queries to our Web hosting sites with greater resources or lower loads. Our Web pages are generated, served and cached by servers hosted at various co-location Web hosting sites in China, U.S., Taiwan and Hong Kong.

     Our servers run on RedHat Linux, FreeBSD, and Solaris platforms using Apache, Netscape and Weblogic servers. These servers are maintained at Cable and Wireless in Santa Clara, California, Abovenet, Inc. in San Jose, California, Beijing Telecommunications Authority in Beijing, China, China Netcom Corporation and Shanghai Telecommunications Authority in Shanghai, China, Seednet, Hinet in Taipei, Taiwan, HkNet, AsiaOnline and iAdvantage in Hong Kong. We believe that these hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

COMPETITION

     The market for Web sites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies attempting to address this market offer portal, content and e-commerce services to distinct local markets within Greater China. The following table lists the Chinese-language Web sites that we believe are currently our primary competitors:

                           CHINA                TAIWAN                  HONG KONG          NORTH AMERICA
                       --------------   ----------------------   -----------------------   --------------
PORTALS..............  Netease          Hinet                    HongKong.com              Yahoo! Chinese
                       Sohu             Kimo                     Netvigator
                       Capital Online   Seednet                  PacificConvergence
                       Yahoo! China     Yahoo! Taiwan            Tom.com
                       Chinadotcom      YAM                      Yahoo! Hong Kong
CONTENT..............  ChinaByte        PCHome                   South China Morning
                                        ChinaTimes Interactive   Post Interactive
                                        TVBS/ERA                 Apple Daily Interactive
                                        United Daily Network
E-COMMERCE...........  8848.com         AcerMall                 Boom.com
                       Eachnet.com

     We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, Cable & Wireless HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom, News Corp Ltd. is a major shareholder of Netease.com and Intel Corporation is a major shareholder of Sohu.com.

     Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts and the performance of our technology. See also "Risk Factors -- The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, many of which have greater financial resources than we do or currently enjoy a superior market position than we do."

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Chinese government restricts foreign investment in Internet-related businesses. In an effort to comply with this restriction, we have restructured our China Internet operations by forming two Chinese entities to acquire appropriate government licenses to conduct our business there. For a description of the contractual arrangements we have with these entities, please see "Related Party Transactions -- Transactions with ICP Company and Ad Company."

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

Non-compliance with a business license can also result in the imposition of a fine up to RMB100,000. In addition, we cannot be sure that we will be able to obtain all of the licenses we may need in the future or that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and Internet access, will not impose additional regulatory requirements on us or our service providers or otherwise harm our business. If we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet-related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

     We believe Chinese governmental regulation of our China operations and of Internet content would not significantly impede our ability to compete against other Internet companies in the Taiwan, Hong Kong or North America market because we offer a separate and customized Web site for each of these different markets. Within each market, we have established a local presence and entered into arrangements with local content providers to obtain localized content, in many cases, on a exclusive basis. As a result, users in each individual market have access to local, regional and international news content from a variety of sources, and are not wholly dependent on Chinese content.

     In addition to business licensing and registration requirements, China is in the process of enacting additional regulations governing Internet access and the distribution of news and other information over Internet. In the past, the Chinese government stopped the distribution of information through the Internet that it believed to be inappropriate pursuant to relevant governing regulations. If the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be adversely affected.

     We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws. For a description of how the unsettled nature of Chinese regulations may affect our business, please see "Risk Factors -- We may not be in compliance with Chinese government regulations relating to foreign investment prohibitions and, if so determined, the Chinese government could cause us to discontinue our operations in China" and "-- Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate."

INTELLECTUAL PROPERTY AND PROPRIETARY RIGHTS

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

     In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See "Risk Factors -- We may not be able to adequately protect our intellectual property, which could cause us to be less competitive" and "-- We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards."

CORPORATE STRUCTURE

     SINA.com is a holding company owning a 100% interest in four subsidiaries:

     - Rich Sight Investment Limited, or RSIL, a Hong Kong company,

     - SINA.com (Hong Kong) Limited, a Hong Kong company,

     - SINA.com Online, a California corporation, and

     - SINA.com (B.V.I.) Ltd., a British Virgin Islands company.

     RSIL was formed in March 1993 to hold an interest in Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS. BSRS was formed as a Sino-Foreign joint venture company based in Beijing, China between RSIL and a third party, Beijing Stone Electronic Technology Co., Ltd., a China company. BSRS began operations in December 1993 as a computer software company focused on providing solutions to computer users wishing to communicate in Chinese. In May 1996, BSRS launched our online network, then called SRSnet.com, offering Chinese language news, information and community features such as bulletin boards and chat services targeted at online users in China. In July 1997, SRS International Limited, a Cayman Island company, was formed to become the holding company for RSIL.

     In March 1999, we expanded our online network by acquiring Sinanet.com, a leading Chinese language Internet content company with offices in California and Taiwan and two distinct Web sites targeting Chinese users in North America and Taiwan. In connection with the acquisition, we changed the name of Sinanet.com to SINA.com Online and the name of the holding company from SRS International Limited to SINA.com. In July 1999, we continued our network expansion by launching our Hong Kong destination Web site targeting Chinese users in Hong Kong.

     The diagram below illustrates our current operating structure:

                             [Sina.Com Flow Chart]

     To comply with Chinese regulations, BSRS has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our general manager of China operations, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider that is 70% owned by Zhidong Wang, our president and chief executive officer, and 30% owned by Yan Wang, and which we refer to as the ICP Company. We have amended our employment agreements with Zhidong Wang and Yan Wang to require that they transfer their interest in the Ad Company or ICP Company at the net book value to us when allowed under Chinese law or to an employee or group of employees specified by us upon termination of their employment with us. Both entities are limited liability companies incorporated in China. In the opinion of our Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations.

     Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on the China Web site to the Ad Company. The Ad Company, in turn, places advertisements in this space for third parties under its advertising license. In addition, BSRS has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company's provider of technical services, all in exchange for fees or other payments. BSRS also serves as a consultant and service provider to the Ad Company for its domestic Chinese customers. Substantially all of the income received from advertising sales by the Ad Company and ICP Company is paid to BSRS.

EMPLOYEES

     As of June 30, 2000, we had 624 full-time employees, of whom 523 were employed outside the United States. We sometimes need to transfer some of these international employees to the United States on temporary or extended assignments, which typically require a visa. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

RISK FACTORS

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

     We have never been profitable. As of June 30, 2000, we had an accumulated deficit of approximately $63.0 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to increased sales and marketing costs, additional personnel hires and our continuing branding campaign. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

  We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     Our revenue growth is dependent on increased revenue from the sale of advertising space on our network and the acceptance and use of electronic commerce. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to Web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. According to Forrester Research, the dollar amount of the online advertising market in China in 1999 was approximately $8.0 million. Our ability to generate and maintain significant advertising revenue will therefore depend on a number of factors, many of which are beyond our control, including: the development of a large base of users possessing demographic characteristics attractive to advertisers; downward pressure on online advertising prices; the development of independent and reliable means of verifying levels of online advertising and traffic; and the effectiveness of our advertising delivery, tracking and reporting systems.

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

     According to press reports, under the agreement reached in November 1999 between China and the United States concerning the United States' support of China's entry into the World Trade Organization, or WTO, foreign investment in Chinese Internet services will be liberalized to allow for 49% foreign ownership in key telecommunication services, including Chinese Internet ventures, for the first two years after China's entry into the WTO and 50% thereafter. Even if the terms of this agreement are as reported, the agreement is still subject to approval by the U.S. President and faces domestic opposition from trade unions, environmentalists and human rights organizations.

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

     If we are found to be in violation of any existing or future Chinese laws or regulations, the relevant Chinese authorities would have broad discretion in dealing with such a violation, including, without limitation, the following: levying fines; revoking our business license; requiring us to restructure our ownership structure or operations; and requiring us to discontinue any portion or all of our Internet business. Any of these actions could cause our business to suffer and the price of our ordinary share to decline.

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

     The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS, is currently licensed to operate as a software company. BSRS has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our general manager of China operation, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider that is 70% owned by Zhidong Wang, our president and chief executive officer and 30% owned by Yan Wang and which we refer to as the ICP Company.

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

     In addition, under recently adopted regulations, Internet companies which provide bulletin board systems, chat rooms or similar services, such as our company, must apply for the approval of the State Secrecy Bureau. As the implementing rules of these new regulations have not been issued, however, we do not know how or when we will be expected to comply. We cannot assure you that our business, financial condition and results of operations will not be materially and adversely affected by the application of these regulations.

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

     The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, and email and electronic commerce services in the Greater China market that may be competitive with our future offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, Cable & Wireless HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom, Intel Corporation is a major shareholder of Sohu.com, and News Corp Ltd. is a major shareholder of Netease.com.

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

     In the area of Web-based services, we have contracted with AltaVista and OpenFind for integrated Web search technology to complement our directory and navigational guide, and with Critical Path for our email services and third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

     We depend on a third party's proprietary and licensed advertising serving technology to deliver advertisements to our network. If the third party fails to continue to support its technology or if its services fail to meet the advertising needs of our customers and we cannot find an alternative solution on a timely basis, our advertising revenue would decline.

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

     We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced changes to our executive management team. Following our acquisition of Sinanet.com, James Sha served as our chief executive officer from March 1999 to August 1999. Mr. Sha resigned as chief executive officer on August 31, 1999 and resigned as a member of our Board of Directors on September 26, 1999. In August 1999, Zhidong Wang, who has served as our president since October 1997, was promoted to the position of chief executive officer. We had two chief financial officers resign in 1999. In November 1999, Victor Lee joined us as chief financial officer. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in Greater China. In particular, we have experienced difficulty in hiring and retaining qualified personnel for our Hong Kong office and may experience similar problems in our other regional offices. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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

 The possible sale of a substantial number of shares in the public market could adversely affect the price for our shares.

     If our shareholders sell substantial amounts of our ordinary shares, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our ordinary shares could fall dramatically. Currently, approximately 35,000,000 shares are held by our existing shareholders which may be sold in the public market in the future pursuant to, and subject to the restrictions of, Rule 144, 144(k), 145 or 701 under the Securities Act. Our directors, executive officers and our principal shareholders have agreed with our underwriters not to offer, sell, contract to sell, or otherwise dispose of, directly or indirectly, any ordinary shares, or any securities convertible into or exercisable or exchangeable for ordinary shares for a period of 180 days following our initial public offering. This period expires on October 9, 2000.

ITEM 2:  PROPERTIES

     Our executive offices are located in Hong Kong. In Hong Kong, we have entered into a three-year lease agreement that began in December 1999. We are currently leasing our existing facility in Hong Kong on a monthly basis. In Sunnyvale, California, we have entered into a sublease agreement that expires on February 7, 2002. In Beijing, we have offices under three lease agreements and are looking for additional facilities to accommodate our rapid expansion. We do not believe that we will face difficulty in finding such additional facilities. We have entered into a lease agreement for our Taipei office which we have renewed through 2001.

ITEM 3:  LEGAL PROCEEDINGS

     There are no material legal proceedings pending or, to our knowledge, threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's Extraordinary General Meeting of Shareholders held on April 10, 2000, the following proposals were presented to shareholders and adopted by the margins indicated:

                                                                         VOTED
                                                           VOTED FOR    AGAINST    ABSTAIN
                                                           ----------   -------   ---------
1.   To approve the Amended and Restated Memorandum and    21,688,808    3,810        1,409
     Articles of Association to eliminate Series B
     Ordinary Shares and to delete certain provisions
     relating to Hong Kong stock exchange requirements,
     effective the Company's initial public offering of
     the Company's Ordinary Shares.
2.   To adopt and approve the restructuring of Beijing     20,188,809    3,810    1,501,408
     Stone Rich Sight Information Technology Co. Ltd.
     ("BSRS") and the BSRS arrangements with Beijing SINA
     Interactive Advertising Co., Ltd. and Beijing SINA
     Internet Information Securities Co., Ltd. and to
     empower the executives of the Company to make
     necessary changes to the arrangements so long as
     such changes are approved by an independent
     committee of Directors.

No other matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (a) Market Information

     SINA.com Ordinary Share is quoted on the Nasdaq National Market System under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company's Ordinary Share for the fiscal year ended June 30, 2000 as reported on the Nasdaq Stock Market:

                                                              HIGH      LOW
                                                              -----    -----
Fourth Quarter (ended 6/30/00)..............................  $54.5    $17.0

     The Closing price of the Company's Ordinary Share on the Nasdaq Stock Market on September 15, 2000 was $20.06.

     (b) Holders

     As of September 15, 2000, the Company had approximately 424 shareholders of record.

     (c) Dividends

     The Company has not declared or paid any cash dividends on its Ordinary Share at any time and has no present plans to do so in the future.

     (d) Report of offering securities and use of proceeds therefrom

     On April 13, 2000, in connection with the Company's initial public offering, a Registration Statement on Form F-1 (No. 333-11718) was declared effective by the Securities and Exchange Commission, pursuant to which 4,600,000 shares of the Company's Ordinary Share were offered and sold for the account of the Company at a price of $17.00 per share, generating gross offering proceeds of $78.2 million. The managing underwriters were Morgan Stanley Dean Witter, China International Capital Corporation, Chase H&Q and Robertson Stephens.

     The Company incurred the following expenses in connection with the offering:

Underwriting discounts and commissions......................  $5,474,000
Other expenses..............................................   3,907,000
                                                              ----------
Total Expenses..............................................  $9,381,000

     All of such expenses were direct or indirect payments to others.

     The net offering proceeds to the Company after deducting the total expenses above were approximately $68,819,000. Approximately $27,454,000 of the proceeds was invested in short-term corporate notes and bonds and the remaining proceeds are being used as working capital or are included within cash and cash equivalents.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

                                                                 YEAR ENDED JUNE 30,
                                                    ----------------------------------------------
                                                      2000      1999      1998     1997      1996
                                                    --------   -------   ------   -------   ------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Advertising.....................................  $ 11,013   $   561   $   --   $    --   $   --
  Software products...............................     2,943     2,248    2,499       942      430
  E-commerce......................................       214        18       --        --       --
                                                    --------   -------   ------   -------   ------
                                                      14,170     2,827    2,499       942      430
                                                    --------   -------   ------   -------   ------
Cost of revenues:
  Advertising.....................................     8,950     1,156       --        --       --
  Software products...............................     1,640     1,285      674       325       82
  E-commerce......................................       325        32       --        --       --
  Stock-based compensation........................       605        32       --        --       --
                                                    --------   -------   ------   -------   ------
                                                      11,520     2,505      674       325       82
                                                    --------   -------   ------   -------   ------
Gross profit......................................     2,650       322    1,825       617      348
                                                    --------   -------   ------   -------   ------
Operating expenses:
  Sales and marketing.............................    17,476     1,405      622       210      121
  Product development.............................     7,358     1,512      452       155      120
  General and administrative......................     6,951     2,085      941       371      268
  Stock-based compensation........................    18,460     3,360       --     1,737       --
  Amortization of intangible assets...............     6,807     1,745       43        --       --
                                                    --------   -------   ------   -------   ------
                                                      57,052    10,107    2,058     2,473      509
                                                    --------   -------   ------   -------   ------
Loss from operations..............................  $(54,402)  $(9,785)  $ (233)  $(1,856)  $ (161)
                                                    ========   =======   ======   =======   ======
Net loss attributable to ordinary shareholders....  $(51,067)  $(9,394)  $ (253)  $(1,868)  $ (113)
                                                    ========   =======   ======   =======   ======
Basic and diluted net loss per share attributable
  to ordinary shareholders........................  $  (3.44)  $ (1.72)  $ (.05)  $ (4.42)  $(10.8)
                                                    ========   =======   ======   =======   ======
Shares used in computing basic and diluted net
  loss per share..................................    14,836     5,466    4,962       423     10.5
                                                    ========   =======   ======   =======   ======
Pro forma for conversion of preference shares
  basic and diluted net loss per share............  $  (1.58)
                                                    ========
Shares used in computing pro forma basic and
  diluted net loss per share......................    32,281
                                                    ========

                                                                    AS OF JUNE 30,
                                                    ----------------------------------------------
                                                      2000      1999      1998     1997      1996
                                                    --------   -------   ------   -------   ------
                                                                    (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents.........................  $ 99,149   $20,571   $5,090   $   239   $  223
Working capital (deficit).........................   125,867    24,057    5,268       133     (421)
Total assets......................................   156,038    47,582    6,685       777      533
Mandatorily redeemable convertible preference
  shares and warrants.............................        --    37,415    6,004        --       --
Total shareholders' equity (deficit)..............   146,817     7,703       (5)      203     (337)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This report contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect", "anticipate", "intend", "believe", or similar language. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption "Risk Factors" set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

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

     Our overall revenues were $14.2 million for the year ended June 30, 2000, as compared to $2.8 million and $2.5 million for the years ended June 30, 1999 and 1998, respectively. The increase in revenues was primarily driven by high growth of our Internet advertising business.

     We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2000, we had an accumulated deficit of $63.0 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We intend to continually increase our spending on marketing and brand development, content enhancements and technology and infrastructure. We anticipate net losses and negative cash flows from operations in the foreseeable future.

     We recorded cumulative deferred stock compensation of approximately $37.5 million, net through June 30, 2000, which represents the difference between the exercise price of options granted through June 30, 2000 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $19.1 million and $3.4 million in fiscal 2000 and 1999, respectively. We expect the amortization of deferred compensation to approximate $8.2 million for fiscal 2001, $4.4 million for fiscal 2002, $2.0 million for fiscal 2003 and $0.2 million for fiscal 2004.

     On March 29, 1999, we acquired Sinanet.com. The fair value of the total consideration paid in the acquisition, including assumed liabilities of approximately $4.3 million and acquisition costs of $0.1 million, was $21.7 million. The $4.3 million in liabilities that we assumed included $3.5 million of notes payable which were subsequently converted into our Series A4 preference shares. We accounted for the acquisition as a purchase. We recorded goodwill and other intangible assets of approximately $20.3 million as a result of this transaction, which are being amortized over a three-year period.

     On August 31, 1999, we entered into an agreement with AdForce, Inc. and Compuserve Consultants, Ltd. to form a joint venture to provide outsourced, centralized advertising management and delivery services on the Internet for customers primarily using the Chinese language in China, Hong Kong, Taiwan and Singapore. In December 1999, we invested $1.4 million in cash for a 35.4% interest in the joint venture. We account for our investment in the joint venture using the equity method of accounting. During the year ended June 30, 2000, we recorded $501,000 loss from our investment in the joint venture.

     In April 2000, the Company sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $72.7 million, before offering expenses.

RESULTS OF OPERATIONS

  Net Revenues

     Advertising. We began to generate revenues from Internet advertising in the second quarter of fiscal 1999. We generated $11.0 million and $0.6 million in advertising revenues for the years ended June 30, 2000 and 1999, respectively. For the years ended June 30, 2000 and 1999, barter revenues accounted for 1.3% and less than 1%, respectively, of our total advertising revenues. We recorded less than $15,000 barter revenues during the year ended June 30, 1999. The increase in advertising revenues for the year ended June 30, 2000 was primarily due to the increase in number of advertisers and amount of advertising contracts. For the years ended June 30, 2000 and 1999, advertising revenues accounted for 78% and 20% of our total revenues, respectively.

     Software. Our software revenues increased by 30.9% to $2.9 million for the year ended June 30, 2000 from $2.2 million for the year ended June 30, 1999. The increase was due to an increase in sales of bundled software products to OEM partners during the first two quarters of fiscal 2000 compared to the same period in the fiscal 1999. Bundled software products incorporate software products from other vendors and have a higher unit selling price than the unbundled software products. In the year ended June 30, 1999, software revenue decreased by 10% to $2.2 million for the year ended June 30, 1999 from $2.5 million for the year ended June 30, 1998. The decrease was mainly due to the fact that, as part our strategy to draw increased traffic to out portal networks, we began to provide free downloads of some our software products on our Web sites during fiscal 1999.

     E-commerce. We started to generate e-commerce revenues after we acquired Sinanet.com in March 1999. Our e-commerce revenues for the years ended June 30, 2000 and 1999 were $214,000 and $18,000, respectively. The increase in e-commerce revenues from fiscal 1999 to 2000 was primarily due to the increased e-commerce activities our North America site and the establishment of SinaMall on our China site in the second quarter of fiscal 2000.

  Cost of Revenues

     Advertising. Our cost of advertising revenues increased significantly from $1.2 million for the year ended June 30, 1999 to $9.0 million for the year ended June 30, 2000. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense. Compared to the same periods in the prior year, the increase in cost of advertising revenues to support our rapidly growing internet user traffic was primarily due to an increase in personnel of our production department associated with the continued expansion in China, our acquisition of Sinanet.com, and the establishment of our Web site in Hong Kong. Secondarily the expenses increase was due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions.

     Software. Our cost of software revenues was $1.6 million, $1.3 million and $0.7 million for the years ended June 30, 2000, 1999 and 1998, respectively. The increases in cost of software revenues from year to year were due to the increase in sales to OEM customers with lower gross margin to expand user base of our Web sites. In addition, we began to sell bundled software products which incorporate other vendors' software or hardware products to OEM customers during fiscal 1999 and fiscal 2000. We included the cost paid to other vendors in the cost of software revenues.

     E-commerce. We had not incurred any e-commerce related costs until we acquired Sinanet.com on March 29, 1999. For the years ended June 30, 2000 and 1999, our cost of e-commerce revenues amounted to $325,000 and $32,000, respectively. The increase in cost of e-commerce revenue was primarily due to the increase in personnel of e-commerce activities.

  Sales and Marketing Expenses

     Our sales and marketing expenses were $17.5 million, or 123% of net revenues for the year ended June 30, 2000 compared to $1.4 million and $0.6 million, or 50% and 25% of net revenues for years ended June 30, 1999 and 1998, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The increase in dollar amounts was mainly attributable to an increase in advertising costs associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

  Product Development Expenses

     Our product development expenses were $7.4 million, or 51.9% of net revenues for the year ended June 30, 2000, compared to $1.5 million and $0.5 million, or 53.5% and 18.1% of net revenues in the year ended June 30, 1999 and 1998, respectively. Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The increases in product development expenses from year to year were attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

  General and Administrative Expense

     Our general and administrative expenses were $7.0 million, or 49.0% of net revenues for the year ended June 30, 2000, compared to $2.1 million and $0.9 million, or 73.8% and 37.7% of net revenues in the year ended June 30, 1999 and 1998, respectively. The increases were mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

  Stock-Based Compensation Expense

     In connection with the grant of certain stock options, the Company recorded net unearned compensation totaling $37.5 million through June 30, 2000, which is being amortized over the four-year vesting period of the options. Of the total unearned compensation, approximately $19.1 million and $3.4 million was amortized in the years ended June 30, 2000 and 1999, respectively.

  Amortization of Intangible Assets

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of $20.3 million, which are being amortized over three years. The amortization expense for the years ended June 30, 2000 and 1999 was $6.8 million and $1.7 million, respectively.

  Interest Income (Expense), Net

     Interest income, net increased from $40,000 for the year ended June 30, 1998, to $0.4 million and $3.8 million for the years ended June 30, 1999 and 2000, respectively. The increase in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series B preference shares in April 1999, Series C preference shares in October and November 1999, and the initial public offering in April 2000.

  Loss on Equity Investment

     In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd.. We account for our investment in the joint venture using the equity method of accounting. We recorded $501,000 loss from our investment in the joint venture in the year ended June 30, 2000.

QUARTERLY RESULTS OF OPERATIONS:

     The following tables reflect our unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2000. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements appearing elsewhere in this Form 10-K, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operations data. You should read the quarterly data with our consolidated financial statements and the notes to those statements appearing elsewhere in this Form 10-K.

                       HISTORICAL QUARTERLY INFORMATION:

                                                                    THREE MONTHS ENDED
                                 -----------------------------------------------------------------------------------------
                                 JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                                   2000       2000        1999       1999        1999       1999        1998       1998
                                 --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                                      (IN THOUSANDS)
Revenues:
  Advertising..................  $  4,909   $  3,076    $  2,106   $    922    $   396     $   120     $  45       $  --
  Software products............       752        525         811        855        589         681       455         523
  E-commerce...................        96         44          43         31         18          --        --          --
                                 --------   --------    --------   --------    -------     -------     -----       -----
                                    5,757      3,645       2,960      1,808      1,003         801       500         523
                                 --------   --------    --------   --------    -------     -------     -----       -----
Cost of revenues:
  Advertising..................     3,217      2,463       1,866      1,404        869         142       145          --
  Software products............       355        250         503        532        326         491       239         229
  E-commerce...................       127        116          49         33         32          --        --          --
  Stock-based compensation.....       168        168         148        121         32          --        --          --
                                 --------   --------    --------   --------    -------     -------     -----       -----
                                    3,867      2,997       2,566      2,090      1,259         633       384         229
                                 --------   --------    --------   --------    -------     -------     -----       -----
Gross profit (loss)............     1,890        648         394       (282)      (256)        168       116         294
                                 --------   --------    --------   --------    -------     -------     -----       -----
Operating expenses:
  Product development..........     2,354      2,029       1,615      1,360        868         277       167         200
  Sales and marketing..........     6,030      4,589       4,367      2,490        829         205       206         165
  General and administrative...     1,980      1,667       1,653      1,651      1,240         324       291         230
  Stock-based compensation.....     3,391      3,537       3,368      8,164      2,437         692       231          --
  Amortization of intangible
    assets.....................     1,701      1,702       1,702      1,702      1,703          14        14          14
                                 --------   --------    --------   --------    -------     -------     -----       -----
                                   15,456     13,524      12,705     15,367      7,077       1,512       909         609
                                 --------   --------    --------   --------    -------     -------     -----       -----
Loss from operations...........   (13,566)   (12,876)    (12,311)   (15,649)    (7,333)     (1,344)     (793)       (315)
                                 ========   ========    ========   ========    =======     =======     =====       =====
Net loss attributable to
  ordinary shareholders........  $(12,126)  $(12,146)   $(11,441)  $(15,354)   $(7,055)    $(1,276)    $(764)      $(299)
                                 ========   ========    ========   ========    =======     =======     =====       =====

                        PRO FORMA QUARTERLY INFORMATION:

     The pro forma quarterly information for the quarters ended March 31, 1999, December 31, 1998 and September 30, 1998 reflected the combined operations of SINA.com and Sinanet.com as if the acquisition of Sinanet.com had occurred on July 1, 1998.

                                                                   THREE MONTHS ENDED
                               ------------------------------------------------------------------------------------------
                               JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,    SEPT. 30,
                                 2000       2000        1999       1999        1999       1999        1998        1998
                               --------   ---------   --------   ---------   --------   ---------   ---------   ---------
                                                       ACTUAL                                       PRO FORMA
                               ------------------------------------------------------   ---------------------------------
                                                                     (IN THOUSANDS)
Revenues:
  Advertising................  $  4,909   $  3,076    $  2,106   $    922    $   396     $   348     $   351     $   252
  Software products..........       752        525         811        855        589         681         455         523
  E-commerce.................        96         44          43         31         18          21          10          17
                               --------   --------    --------   --------    -------     -------     -------     -------
                                  5,757      3,645       2,960      1,808      1,003       1,050         816         792
                               --------   --------    --------   --------    -------     -------     -------     -------
Cost of revenues:
  Advertising................     3,217      2,463       1,866      1,404        869         464         403         222
  Software products..........       355        250         503        532        326         490         239         230
  E-commerce.................       127        116          49         33         32          20          14          14
  Stock-based compensation...       168        168         148        121         32          --          --          --
                               --------   --------    --------   --------    -------     -------     -------     -------
                                  3,867      2,997       2,566      2,090      1,259         974         656         466
                               --------   --------    --------   --------    -------     -------     -------     -------
Gross profit (loss)..........     1,890        648         394       (282)      (256)         76         160         326
                               --------   --------    --------   --------    -------     -------     -------     -------
Operating expenses:
  Product development........     2,354      2,029       1,615      1,360        868         715         395         290
  Sales and marketing........     6,030      4,589       4,367      2,490        829         779         796         535
  General and
    administrative...........     1,980      1,667       1,653      1,651      1,240         764         639         429
  Stock-based compensation...     3,391      3,537       3,368      8,164      2,437       1,002         231          --
  Amortization of intangible
    assets...................     1,701      1,702       1,702      1,702      1,703       1,702       1,702       1,702
                               --------   --------    --------   --------    -------     -------     -------     -------
                                 15,456     13,524      12,705     15,367      7,077       4,962       3,763       2,956
                               --------   --------    --------   --------    -------     -------     -------     -------
Loss from operations.........   (13,566)   (12,876)    (12,311)   (15,649)    (7,333)     (4,886)     (3,603)     (2,630)
                               ========   ========    ========   ========    =======     =======     =======     =======
Net loss attributable to
  ordinary shareholders......  $(12,126)  $(12,146)   $(11,441)  $(15,354)   $(7,055)    $(4,838)    $(3,606)    $(2,637)
                               ========   ========    ========   ========    =======     =======     =======     =======

     Our future revenues and results of operations may fluctuate significantly in future periods. For a discussion of factors that could cause our operating results to fluctuate, see "Risk Factors -- You should not rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations."

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations principally through private sales of our preference shares and initial public offering. From inception through June 30, 2000, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of June 30, 2000, we had $129.6 million in cash and cash equivalents and short-term investments.

     Net cash used in operating activities was $20.1 million for the year ended June 30, 2000 and was primarily attributable to our net loss of $51.1 million, largely offset by the non-cash stock-based compensation expense of $19.1 million, amortization expense of $6.8 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com and an increase in accrued liabilities of $6.6 million. For the year ended June 30, 1999, net cash used in operating activities was $3.7 million and was primarily attributable to our net loss of $9.4 million, offset by non-cash stock-based compensation of $3.4 million and goodwill and other intangible assets amortization of $1.7 million. For the year ended June 30, 1998, net cash used in operating activities was $0.3 and was primarily attributable to our net loss of $0.3 million.

     Net cash used in investing activities was $34.9 million for the year ended June 30, 2000, primarily due to the purchase of short-term investments of $26.4 million, the purchase of capital equipment of $7.0 million and the investment in a joint venture of $1.4 million. Net cash used in investing activities was $5.0 million for the year ended June 30, 1999 primarily due to the purchase of short-term investments of $4.0 million and purchase of capital equipment of $1.3 million. These expenditures were partially offset by $0.3 million of cash received from the Sinanet.com acquisition. Net cash used in investing activities was $0.6 million for the year ended June 30, 1998 primarily due to the purchase of capital equipment.

     Net cash provided by financing activities was $133.5 million for the year ended June 30, 2000, primarily attributable to net proceeds of $68.8 million received from the initial public offering in April 2000 and of $63.9 million received from the Series C preference share issuance in October and November 1999. The remaining cash provided by the financing activities was primarily from the proceeds of exercising stock options and preference share warrants. Net cash provided by financing activities was $24.2 million and $5.7 million for the years ended June 30, 1999 and 1998, respectively, consisted primarily of net proceeds from sales of our preference shares.

     Our principal commitments consist of obligations outstanding under various operating leases for our facilities. Since our acquisition of Sinanet.com in March 1999, we have experienced an increase in our capital expenditures and operating lease arrangements, consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future.

     We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position. The sale of additional equity will result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENT

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination.

FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

     In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC is preparing to issue interpretative guidance relating to SAB 101, and the FASB continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

INFLATION AND FOREIGN CURRENCY EXCHANGE RATE LOSSES

     To date our results of operations have not been materially affected by the significant economic downturns in Asia since the middle of 1997. We generate revenues and incur expenses and liabilities in Chinese renminbi, Hong Kong dollars, Taiwan dollars and U.S. dollars. For fiscal 2000, approximately 41.6%, 11.6%, 10.4% and 36.4% of our costs incurred and 57.0%, 3.7%, 8.2% and 31.1% of our revenues derived were in renminbi, Hong Kong dollars, Taiwan dollars and U.S. dollars, respectively. For fiscal 1999, approximately 60.9%, 2.3%, 8.2% and 28.6% of our costs incurred and 90%, 0%, 4.0% and 6.0% of our revenues derived were in renminbi, Hong Kong dollars, Taiwan dollars and U.S. dollars, respectively. We generated most of our revenues for fiscal 1999 in renminbi since all of our revenues were derived from our China operations until our acquisition of Sinanet.com in March 1999. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See "Risk Factors -- Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms." We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. We are not a party to any financial instruments that expose us to substantial market risk.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     The majority of the Company's revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See "Risk Factors -- Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms." We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                                ----
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Accountants...........................     36
Consolidated Balance Sheet at June 30, 2000 and 1999........     37
Consolidated Statement of Operations for each of the three
  years in the period ended June 30, 2000...................     38
Consolidated Statement of Shareholders' Equity (Deficit) for
  each of the three years in the period ended June 30,
  2000......................................................     39
Consolidated Statement of Cash Flows for each of the three
  years in the period ended June 30, 2000...................     40
Notes to Consolidated Financial Statements..................     41

FINANCIAL STATEMENT SCHEDULES:
All schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Consolidated Financial Statements or Notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SINA.com

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity (deficit) and of cash flows expressed in U.S. dollars present fairly, in all material respects, the financial position of SINA.com and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
July 17, 2000

                                    SINA.COM

                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
                                                                  (IN U.S. DOLLARS)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 99,149       $20,571
  Short-term investments....................................     30,484         4,037
  Accounts receivable, net..................................      3,921         1,241
  Inventories...............................................        156           171
  Prepaid expenses and other current assets.................      1,378           382
                                                               --------       -------
          Total current assets..............................    135,088        26,402
Property and equipment, net.................................      7,737         2,194
Intangible assets, net......................................     11,828        18,635
Investments in joint venture................................        894            --
Receivable from related parties.............................        268            --
Other assets................................................        223           351
                                                               --------       -------
                                                               $156,038       $47,582
                                                               ========       =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,203       $   828
  Accrued liabilities.......................................      8,018         1,517
                                                               --------       -------
          Total current liabilities.........................      9,221         2,345
Minority interests..........................................         --           119
                                                               --------       -------
                                                                  9,221         2,464
                                                               --------       -------
Commitments and contingencies (Note 11)
Mandatorily Redeemable Convertible Preference Shares........         --        37,295
Mandatorily Redeemable Convertible Preference Share
  Warrants..................................................         --           120
                                                               --------       -------
                                                                     --        37,415
                                                               --------       -------
Shareholders' equity:
  Preference Shares: $1.00 par value; 3,750 and no shares
     authorized; no shares issued or outstanding............         --            --
  Ordinary Shares: $0.133 par value; 75,000 and 45,000
     shares authorized; 40,764 and 7,102 shares issued and
     outstanding............................................      5,425           947
  Additional paid-in capital................................    221,399        38,055
  Notes receivables from shareholders.......................     (2,067)           --
  Deferred stock compensation...............................    (15,057)      (19,453)
  Accumulated deficit.......................................    (62,950)      (11,883)
  Accumulated other comprehensive income:
     Cumulative translation adjustment......................         67            37
                                                               --------       -------
          Total shareholders' equity........................    146,817         7,703
                                                               --------       -------
                                                               $156,038       $47,582
                                                               ========       =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                        YEAR ENDED JUNE 30,
                                                              ----------------------------------------
                                                                 2000            1999          1998
                                                              -----------     ----------     ---------
                                                                         (IN U.S. DOLLARS)
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues:
  Advertising...............................................   $ 11,013        $   561        $   --
  Software products.........................................      2,943          2,248         2,499
  E-commerce................................................        214             18            --
                                                               --------        -------        ------
                                                                 14,170          2,827         2,499
                                                               --------        -------        ------
Cost of revenues:
  Advertising(a)............................................      8,950          1,156            --
  Software products(a)......................................      1,640          1,285           674
  E-commerce................................................        325             32            --
  Stock-based compensation..................................        605             32            --
                                                               --------        -------        ------
                                                                 11,520          2,505           674
                                                               --------        -------        ------
Gross profit................................................      2,650            322         1,825
                                                               --------        -------        ------
Operating expenses:
  Sales and marketing(a)....................................     17,476          1,405           622
  Product development(a)....................................      7,358          1,512           452
  General and administrative(a).............................      6,951          2,085           941
  Stock-based compensation..................................     18,460          3,360            --
  Amortization of intangible assets.........................      6,807          1,745            43
                                                               --------        -------        ------
          Total operating expenses..........................     57,052         10,107         2,058
                                                               --------        -------        ------
Loss from operations........................................    (54,402)        (9,785)         (233)
Interest income, net........................................      3,801            442            40
                                                               --------        -------        ------
Loss before loss in equity investment and minority
  interest..................................................    (50,601)        (9,343)         (193)
Loss on equity investment...................................       (501)            --            --
Minority interest in loss...................................        119             47            11
                                                               --------        -------        ------
Net loss....................................................    (50,983)        (9,296)         (182)
Accretion on Mandatorily Redeemable Convertible Preference
  Shares....................................................        (84)           (98)          (71)
                                                               --------        -------        ------
Net loss attributable to ordinary shareholders..............   $(51,067)       $(9,394)       $ (253)
                                                               ========        =======        ======
Basic and diluted net loss per share attributable to
  ordinary shareholders.....................................   $  (3.44)       $ (1.72)       $(0.05)
                                                               ========        =======        ======
Shares used in computing basic and diluted net loss per
  share.....................................................     14,836          5,466         4,962
                                                               ========        =======        ======
Basic and diluted pro forma net loss per share
  (unaudited)...............................................   $  (1.58)
                                                               ========
Shares used in computing pro forma basic and diluted net
  loss per share (unaudited)................................     32,281
                                                               ========

---------------
(a) Excludes stock-based compensation. See Note 9.

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                        NOTES
                                      ORDINARY SHARES   ADDITIONAL   RECEIVABLES      DEFERRED
                                      ---------------    PAID-IN         FROM          STOCK       ACCUMULATED
                                      SHARES   AMOUNT    CAPITAL     SHAREHOLDERS   COMPENSATION     DEFICIT
                                      ------   ------   ----------   ------------   ------------   -----------
                                                          (IN U.S. DOLLARS, IN THOUSANDS)
Balances at June 30, 1997...........   4,962   $  661    $  1,756      $    --        $     --      $ (2,236)
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....      --       --          --           --              --           (71)
Housing provided by the Stone
  Group.............................      --       --          42           --              --            --
Comprehensive loss:
  Net loss..........................      --       --          --           --              --          (182)
  Currency translation adjustment...      --       --          --           --              --            --
                                      ------   ------    --------      -------        --------      --------
    Comprehensive loss..............
Balances at June 30, 1998...........   4,962      661       1,798           --              --        (2,489)
Exercise of stock options for
  cash..............................      13        2           1           --              --            --
Sinanet acquisition.................   2,127      284      13,366           --              --            --
Deferred stock compensation.........      --       --      22,845           --         (22,845)           --
Amortization on deferred stock
  compensation......................      --       --          --           --           3,392            --
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....      --       --          --           --              --           (98)
Housing provided by the Stone
  Group.............................      --       --          45           --              --            --
Comprehensive loss:
  Net loss..........................      --       --          --           --              --        (9,296)
  Currency translation adjustment...      --       --          --           --              --            --
                                      ------   ------    --------      -------        --------      --------
  Comprehensive loss................
Balances at June 30, 1999...........   7,102      947      38,055           --         (19,453)      (11,883)
Exercise of stock options for
  cash..............................     597       79         162           --              --            --
Sale of Ordinary Shares for notes
  receivables from shareholders, net
  of repurchases....................   2,957      394       2,235       (2,629)             --            --
Repayments of notes receivable from
  shareholders......................      --       --          --          562              --            --
Issuance of Ordinary Shares in
  initial public offering...........   4,600      612      72,114           --              --            --
Costs of initial public offering....      --       --      (3,907)          --              --            --
Conversion of Preference Shares and
  Warrants to Ordinary Shares.......  25,508    3,393      98,026           --              --            --
Deferred stock compensation.........      --       --      14,669           --         (14,669)           --
Amortization on deferred stock
  compensation......................      --       --          --           --          19,065            --
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....      --       --          --           --              --           (84)
Housing provided by the Stone
  Group.............................      --       --          45           --              --            --
Comprehensive loss:
  Net loss..........................      --       --          --           --              --       (50,983)
  Currency translation adjustment...      --       --          --           --              --            --
                                      ------   ------    --------      -------        --------      --------
Comprehensive loss..................
Balances at June 30, 2000...........  40,764   $5,425    $221,399      $(2,067)       $(15,057)     $(62,950)
                                      ======   ======    ========      =======        ========      ========


                                      CUMULATIVE        TOTAL           TOTAL
                                      TRANSLATION   SHAREHOLDERS'   COMPREHENSIVE
                                        EQUITY         EQUITY           LOSS
                                      -----------   -------------   -------------
                                            (IN U.S. DOLLARS, IN THOUSANDS)
Balances at June 30, 1997...........      $22         $    203
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....       --              (71)
Housing provided by the Stone
  Group.............................       --               42
Comprehensive loss:
  Net loss..........................       --             (182)       $   (182)
  Currency translation adjustment...        3                3               3
                                          ---         --------        --------
    Comprehensive loss..............                                  $   (179)
                                                                      ========
Balances at June 30, 1998...........       25               (5)
Exercise of stock options for
  cash..............................       --                3
Sinanet acquisition.................       --           13,650
Deferred stock compensation.........       --               --
Amortization on deferred stock
  compensation......................       --            3,392
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....       --              (98)
Housing provided by the Stone
  Group.............................       --               45
Comprehensive loss:
  Net loss..........................       --           (9,296)       $ (9,296)
  Currency translation adjustment...       12               12              12
                                          ---         --------        --------
  Comprehensive loss................                                  $ (9,284)
                                                                      ========
Balances at June 30, 1999...........       37            7,703
Exercise of stock options for
  cash..............................       --              241
Sale of Ordinary Shares for notes
  receivables from shareholders, net
  of repurchases....................       --               --
Repayments of notes receivable from
  shareholders......................       --              562
Issuance of Ordinary Shares in
  initial public offering...........       --           72,726
Costs of initial public offering....       --           (3,907)
Conversion of Preference Shares and
  Warrants to Ordinary Shares.......       --          101,419
Deferred stock compensation.........       --               --
Amortization on deferred stock
  compensation......................       --           19,065
Accretion on Mandatorily Redeemable
  Convertible Preference Shares.....       --              (84)
Housing provided by the Stone
  Group.............................       --               45
Comprehensive loss:
  Net loss..........................       --          (50,983)       $(50,983)
  Currency translation adjustment...       30               30              30
                                          ---         --------        --------
Comprehensive loss..................                                  $(50,953)
                                                                      ========
Balances at June 30, 2000...........      $67         $146,817
                                          ===         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2000         1999       1998
                                                              ---------    --------    -------
                                                              (IN U.S. DOLLARS, IN THOUSANDS)
Cash flows from operating activities:
  Net loss attributable to ordinary shareholders............  $(51,067)    $(9,394)    $ (253)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Minority interests in losses of consolidated
      subsidiary............................................      (119)        (47)       (11)
    Loss on equity investment...............................       501          --         --
    Provisions for doubtful accounts........................       555         130         12
    Depreciation and amortization...........................     1,476         312        124
    Stock-based compensation................................    19,065       3,392         --
    Amortization of intangible assets.......................     6,807       1,745         43
    Accretion on Mandatorily Redeemable Convertible
      Preference Shares.....................................        84          98         71
    Changes in assets and liabilities, net of effect of
      Sinanet acquisition:
      Accounts receivable...................................    (3,235)       (631)      (417)
      Inventories...........................................        15        (136)        43
      Prepaid expenses and other current Assets.............      (996)        (91)       128
      Receivable from related parties.......................      (268)         --         --
      Other assets..........................................       128          (9)      (261)
      Accounts payable......................................       375         145         47
      Accrued liabilities...................................     6,576         812        189
                                                              --------     -------     ------
         Net cash used in operating Activities..............   (20,103)     (3,674)      (285)
                                                              --------     -------     ------
Cash flows from investing activities:
  Cash acquired upon merger with Sinanet....................        --         289         --
  Acquisition of property and equipment.....................    (7,019)     (1,285)      (557)
  Investment in joint ventures..............................    (1,395)         --         --
  Purchase of short-term investments........................   (26,447)     (4,037)        --
                                                              --------     -------     ------
         Net cash used in investing Activities..............   (34,861)     (5,033)      (557)
                                                              --------     -------     ------
Cash flows from financing activities:
  Proceeds from issuance of Preference Shares, net..........    63,920      24,185      5,933
  Proceeds from initial public offering, net of $3,907
    issuance costs..........................................    68,819          --         --
  Proceeds from notes receivables from shareholders.........       562          --         --
  Proceeds from exercise of stock options...................       241           3
  Repayment of notes payable................................        --          --       (241)
                                                              --------     -------     ------
         Net cash provided by financing activities..........   133,542      24,188      5,692
                                                              --------     -------     ------
Net increase in cash and cash equivalents...................    78,578      15,481      4,850
Cash and cash equivalents at beginning of year..............    20,571       5,090        240
                                                              --------     -------     ------
Cash and cash equivalents at end of year....................  $ 99,149     $20,571     $5,090
                                                              --------     -------     ------
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $     --     $     1     $   22
                                                              --------     -------     ------
Supplemental schedule of noncash investing and financing
  activities:
  Shares, warrants and options issued for Sinanet
    Acquisition.............................................  $     --     $17,269     $   --
                                                              ========     =======     ======
  Ordinary Shares issued for notes receivable...............  $  2,629     $    --     $   --
                                                              ========     =======     ======
  Conversion of notes payable to Preference Shares..........  $     --     $ 3,509     $   --
                                                              ========     =======     ======

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN U.S. DOLLARS)

1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The Company

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

  Share split

     On November 1, 1999, the Company effected a one and one-half for one share split of the Company's Preference and Ordinary Shares. All share and per share amounts have been adjusted to reflect the share split.

  Public offering

     In April 2000, the Company sold 4,600,000 Ordinary Shares in an underwritten initial public offering, inclusive of 600,000 Ordinary Shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $72.7 million, before offering expenses. Simultaneously with the closing of the public offering, all 25,496,000 outstanding Mandatorily Redeemable Convertible Preference Shares were converted to ordinary shares on a one for one basis. Additionally, all outstanding warrants to purchase an aggregate of 12,000 Ordinary Shares were exercised upon closing of the initial public offering.

  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Principles of consolidation and basis of presentation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority shareholder interests which related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which the Company can exercise significant influence, but less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

  Cash and cash equivalents

     The Company considers all highly liquid investments with an original maturity from date of purchase of three months or less to be cash equivalents. At June 30, 2000 and 1999, cash equivalents were composed primarily of investments in commercial paper and money market accounts stated at cost, which approximated fair value.

  Short-term investments

     Short-term investments were held as securities available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity

                                    SINA.COM

                               (IN U.S. DOLLARS)

Securities" and are reported at amortized cost as of the balance sheet date which approximates fair market value. As of June 30, 2000 and 1999, the amount of gross unrealized gains and losses were not significant.

  Inventories

     Inventories are stated at the lower of cost (weighted average method) or market (net realizable value).

  Property and equipment

     Property and equipment, including leasehold improvements, are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

  Intangible assets, net

     Intangible assets, which include developed technology, trade name, work force, content technology and goodwill arising from the acquisition of Sinanet and of the acquisition of additional interest in BSRS, are being amortized using the straight-line method over a period of three years from the acquisition date.

  Impairment of long-lived assets

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Based on its most recent analysis, the Company believes that there was no impairment of its property and equipment and intangible assets as of June 30, 2000.

  Revenue recognition

     The Company derives its revenues from advertising contracts, proprietary software products and licenses, and on-line commerce.

     Advertising revenues are derived principally from advertising and sponsorship arrangements. In advertising contracts the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower. To the extent that minimum guaranteed impressions deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

     Revenue from barter transactions is recognized during the period in which the advertisements are displayed in the Company's properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Barter revenues represented 1.3% and less than 1% of the advertising revenues for the years ended June 30, 2000 and 1999, respectively.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     Revenue from the sale of software products is recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. The Company delivers its software products in the packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized upon shipment. Software license agreements are non-refundable and allow the OEM partners to reproduce the Company's software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company's software product agreements do not involve multiple elements. The adoption of SOP 97-2, as amended, did not have a significant impact on the Company's accounting for revenues.

     Revenue from e-commerce is recognized on a net commission basis following both successful on-line verification of credit cards used by customers and shipment of products. Product returns have not been significant and are assumed by vendors.

  Product development costs

     Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of website content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and as a result, all product development costs have been expensed as incurred.

  Advertising expenses

     The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses totaled $8,752,000, $335,000 and $319,000 during the years ended June 30, 2000, 1999 and 1998, respectively.

  Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock -- Based Compensation," ("SFAS No. 123"). Under APB No. 25, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basic using the model presented in paragraph 24 of FASB Interpretation No. 28. Accordingly, the percentages of the

                                    SINA.COM

                               (IN U.S. DOLLARS)

deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") consensus in Issue No. 96-18.

  Income taxes

     Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

  Foreign currency transactions

     The Company's operations in China, Hong Kong and Taiwan use the local currencies as their functional currencies. Accordingly, all assets and liabilities of the entities in China, Hong Kong and Taiwan are translated at the current exchange rate in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation, if material, are recorded in a separate component of shareholders' equity. Foreign currency translation gains and losses were not material for the periods presented.

  Certain risks and concentrations

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., China, Hong Kong and Taiwan which management believes are of high credit quality. The Company believes that the risk associated with accounts receivable is mitigated, to some extent, by the fact that the Company's customer base is geographically dispersed. The Company maintains an allowance for potential credit losses that it believes to be adequate. No individual customer accounted for more than 10% of net revenues for the year ended June 30, 2000 and 1999. One customer represented 11% of net revenues for the year ended June 30, 1998. No individual customer accounted for more than 10% of accounts receivable at June 30, 2000 and 1999. One customer accounted for 16% of accounts receivable at June 30, 1998.

     The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company's business and operating results.

     The Company relies on a number of third-party suppliers for various services, including web hosting, banner advertising delivery software and Internet traffic measurement software.

  Net loss per share

     Net loss per share is computed using the weighted average number of the Ordinary Shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options, warrants and

                                    SINA.COM

                               (IN U.S. DOLLARS)

Mandatorily Redeemable Convertible Preference Shares would be anti-dilutive. Ordinary Shares that are subject to the Company's right to repurchase are excluded from the basic and diluted net loss per share calculations. Pro forma basic and diluted net loss per share is computed as described above and also gives effect, under Securities and Exchange Commission guidance, to the automatic conversion of all outstanding Mandatorily Redeemable Convertible Preference Shares effective upon the closing of the Company's initial public offering as if such conversion occurred on July 1, 1999, or at date of original issuance, if later.

  Comprehensive income

     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive loss did not differ materially from net loss for the periods presented.

  Recent accounting pronouncement

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company has complied with the guidance in SAB 101 for all periods presented.

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of certain of the provisions of FIN 44 prior to March 31, 2000 did not have a material impact on the financial statements. Management does not expect that the adoption of the remaining provisions will have a material effect on the financial statements.

     In various areas, including revenue recognition and stock-based compensation, accounting standards and practices continue to evolve. The SEC is preparing to issue interpretative guidance relating to SAB 101, and the FASB continues to address revenue and other related accounting issues. The management of the Company believes it is in compliance with all of the rules and related guidance as they currently exist. However, any changes to generally accepted accounting principles in these areas could impact the Company's accounting for its operations.

                                    SINA.COM

                               (IN U.S. DOLLARS)

2. ACQUISITION OF SINANET

     On March 29, 1999, the Company acquired Sinanet.com ("Sinanet"), a company incorporated in California. Under the terms of the acquisition, the Company issued approximately 3,859,000 and 2,127,000 shares of Mandatorily Redeemable Convertible Preference Shares and Ordinary Shares, respectively, for all of the outstanding stock of Sinanet. In addition, the Company issued warrants and options to purchase 48,000 and 923,000 shares of the Company's Preference and Ordinary Shares, respectively, in exchange for all of the outstanding warrants and options of Sinanet. The stock, warrants and options had an aggregate fair market value of approximately $17,269,000. Including acquisition costs of $149,000 and assumed liabilities of $4,296,000, the total purchase price was $21,714,000. Included in the liabilities were convertible notes totaling $3,509,000, which were converted into the Company's preference shares in April 1999. The transaction was accounted for as a purchase.

     The allocation of the purchase price is as follows: (in thousands)

Net current asset...........................................  $   664
Property and equipment and other assets.....................      798
Developed technology........................................    1,638
Trade name..................................................      931
Work force..................................................      762
Content relationship........................................    1,197
Goodwill....................................................   15,724
                                                              -------
                                                              $21,714
                                                              =======

     The purchase price was allocated to the identifiable assets acquired based upon fair market value on the acquisition date. Content relationship represents the business relationship and contacts Sinanet established with the providers of Chinese print/visual contents prior to the merger. The estimated fair market values of the developed technology, the trade name, workforce and the content relationship are being amortized over a period of three years. The excess amount of the purchase price over the fair market value of the net identifiable assets acquired is accounted for as goodwill and is being amortized over its estimated useful life of three years.

     Identifiable intangible assets and goodwill are amortized over three years because the Company cannot expect to receive benefits over a longer period. Factors that limit the expected useful lives of the intangible assets include the history of operating losses of both Sina.com and Sinanet, contingencies regarding the legal basis of the Company's ability to operate an Internet business and to advertise in China, intense competition from current competitors and expected competition from new entrants due to low barriers of entry, the fact that the Company's ability to generate significant advertising revenues or revenues from electronic commerce is unproven and the rapidly changing nature of the Internet market.

     The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended June 30, 1998 and 1999, as if the acquisition had occurred on July 1, 1997, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on July 1, 1997, and may not be indicative of future operating results.

                                    SINA.COM

                               (IN U.S. DOLLARS)

                                                               YEAR ENDED JUNE 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net revenues................................................  $  3,661     $ 3,459
Loss from operations........................................   (18,141)     (8,865)
Net loss attributable to ordinary shareholders..............   (17,826)     (8,826)
Basic and diluted net loss per share........................  $  (2.51)    $ (1.25)
Shares used in computing basic and diluted per share
  amounts...................................................     7,091       7,090

3. BALANCE SHEET COMPONENTS

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
CASH AND CASH EQUIVALENTS:
  Cash......................................................  $10,556    $ 4,568
  Commercial paper..........................................   88,593     16,003
                                                              -------    -------
                                                              $99,149    $20,571
                                                              =======    =======
SHORT-TERM INVESTMENTS:
  Time deposits.............................................  $ 3,030    $    --
  Corporate notes and bonds.................................   27,454      4,037
                                                              -------    -------
                                                              $30,484    $ 4,037
                                                              =======    =======
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable.......................................  $ 4,677    $ 1,442
  Less: Allowance for doubtful accounts.....................     (756)      (201)
                                                              -------    -------
                                                              $ 3,921    $ 1,241
                                                              =======    =======
PROPERTY AND EQUIPMENT, NET:
  Computer equipment and software...........................  $ 8,403    $ 2,180
  Furniture and fixtures....................................      478        171
  Leasehold improvements....................................      912        423
                                                              -------    -------
                                                                9,793      2,774
  Less: Accumulated depreciation and amortization...........   (2,056)      (580)
                                                              -------    -------
                                                              $ 7,737    $ 2,194
                                                              =======    =======

                                    SINA.COM

                               (IN U.S. DOLLARS)

                                                                   JUNE 30,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
INTANGIBLE ASSETS:
  Purchased technology......................................  $ 1,638    $ 1,638
  Trade name................................................      931        931
  Work force................................................      762        762
  Content relationship......................................    1,197      1,197
  Goodwill..................................................   15,895     15,895
                                                              -------    -------
                                                               20,423     20,423
  Less: Accumulated amortization............................   (8,595)    (1,788)
                                                              -------    -------
                                                              $11,828    $18,635
                                                              =======    =======
ACCRUED LIABILITIES:
  Payroll and related expenses..............................  $ 3,458    $ 1,228
  Deferred revenue..........................................    1,536          7
  Sales taxes payable.......................................      178         26
  Other.....................................................    2,846        256
                                                              -------    -------
                                                              $ 8,018    $ 1,517
                                                              =======    =======

4. RELATED PARTY TRANSACTIONS

     Transactions with ICP Company and Ad Company. To comply with Chinese regulations, in April 2000, BSRS, the Company's subsidiary in China, entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd. (the "Ad Company"), a Chinese advertising company that is 75% owned by Zhidong Wang, SINA.com's president and chief executive officer, and 25% owned by BSRS, and Beijing SINA Internet Information Services Co., Ltd. (the "ICP Company"), a Chinese Internet content provider that is 70% owned by Zhidong Wang and 30% owned by Yan Wang, SINA.com's general manager of China operations. BSRS has amended its employment agreements with Zhidong Wang and Yan Wang to require that they transfer their interest in the Ad Company or ICP Company at a price equal to net book value to BSRS when allowed under Chinese law or to an employee or group of employees specified by BSRS upon termination of their employment with BSRS. To address Chinese regulatory concerns, Zhidong Wang transferred his share ownership in the Ad Company to Yan Wang. The ICP Company is also able to transact business with third parties not affiliated with BSRS. Both entities are limited liability companies incorporated in China. In the opinion of SINA.com's Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations.

     Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on the China Web site to the Ad Company. The Ad Company, in turn, places advertisements in this space for third parties under its advertising license. In addition, BSRS has licensed intellectual property and transferred equipment to the ICP Company and acts as the ICP Company's provider of technical services, all in exchange for fees or other payments. BSRS is also a consultant and service provider to the Ad Company for its domestic Chinese customers. Substantially all of the income received from sales by the Ad Company and ICP Company from third parties will be paid to BSRS.

     In addition, BSRS has provided interest-free loans of RMB700,000 (equivalent to $84,000 at June 30, 2000) to Zhidong Wang and RMB300,000 (equivalent to $36,000 at June 30, 2000) to Yan Wang for

                                    SINA.COM

                               (IN U.S. DOLLARS)

purposes of setting up the ICP Company and RMB750,000 (equivalent to $90,000 at June 30, 2000) to Yan Wang for purposes of setting up the Ad Company.

     BSRS does not hold an equity interest in the ICP Company and does not have a legal agreement to control the ICP Company. Therefore, the financial statements of the ICP Company are not consolidated with those of SINA.com. The ICP Company is a related party because the shareholders of the ICP Company are officers at SINA.com. BSRS is dependent upon the ICP Company in order to fill advertising contracts in China. BSRS expects that it will need to provide financial support to the ICP Company. Until the ICP Company demonstrates that it can support its own operations through its charges to the Ad Company and its revenues from unrelated customers, BSRS will accrue for the costs and expenses of the ICP Company in excess of its revenues as the costs are incurred by the ICP Company. For the year ended June 30, 2000, BSRS accrued $381,000 for the ICP Company's loss. Under the agreements with the ICP Company, BSRS receives payments from the ICP Company for technical support and for the license. Such payments are accounted for as cost reimbursements unless there are corresponding revenues received by the ICP Company from unrelated parties. The effect of the accounting is that revenues that BSRS records related to transactions with the ICP Company will not exceed the revenues that the ICP Company earns from unrelated parties. During the year ended June 30, 2000, BSRS recorded $95,000 of revenue from technical support service provided to the ICP Company, which amount equals to the revenue the ICP Company received from unrelated parties during the same period. In accordance to the agreements with the Ad Company and the ICP Company, the Ad Company purchases advertising space from the ICP Company. During the year ended June 30, 2000, the Ad Company paid the ICP Company $434,000 for advertising space. As a result of the transactions during the year ended June 30, 2000, BSRS recorded a receivable from the ICP Company of $148,000 at June 30, 2000. This amount plus the loans to Zhidong Wang and Yan Wang for the purpose of setting up the ICP Company totaled to $268,000, which was reported as receivable from related parties as of June 30, 2000.

     Through a ten-year proxy, BSRS has complete voting control over the Ad Company despite owning only 25% of the equity. The 75% owner does not have participating rights as defined in EITF 96-16 with respect to the management of the Ad Company. Therefore, the financial position and results of operations of the Ad Company are consolidated with the financial statements of SINA.com and intercompany transactions and balances are eliminated in the consolidation.

     Transactions with the Stone Group. The Company incurred certain transactions with Stone Electronic Technology Limited ("SETL"), Beijing Stone Electronic Technology Co., Ltd. and Beijing Stone Finance Company which were under the control of Stone Group Corporation ("the Stone Group"). The Stone Group held equity interests of 9.4%, 12.9% and 38.0% in the Company at June 30, 2000, 1999 and 1998, respectively.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     The following table summarizes the activities between the Company and the Stone Group:

                                                               YEAR ENDED JUNE 30,
                                                              ----------------------
                                                              2000     1999    1998
                                                              -----    ----    -----
                                                                  (IN THOUSANDS)
Receivable (payable) at beginning of period.................  $ 340    $343    $(305)
Sales to the Stone Group....................................     20      86       85
Expenses paid for the Stone Group...........................     --      --       16
Deposits (payment received) in the Stone Group..............   (121)     --      242
Provision provided for deposits in the Stone Group..........   (121)     --       --
Repayment to (from) the Stone Group, net....................   (118)    (89)     305
                                                              -----    ----    -----
Receivable (payable) at end of period.......................  $  --    $340    $ 343
                                                              =====    ====    =====
Included in accounts receivable.............................  $  --    $ 86    $  85
                                                              =====    ====    =====
Included in other assets....................................  $  --    $254    $ 258
                                                              =====    ====    =====

     Sales transactions with a shareholder. In February 2000, the Company entered into a definitive agreement and a license agreement with a shareholder who held approximately 6.2% of the total number of Ordinary shares outstanding as of June 30, 2000. In accordance to the definitive agreement, the Company will build a storefront on SinaMall and provide advertising and technical support in exchange for certain fees. Under the license agreement, the Company licensed its RichWin software to this shareholder. During the year ended June 30, 2000, the Company recognized advertising revenue and software license revenue from this shareholder totaling $806,000 and $181,000 or 5.7% and 1.3% of the total revenue for the year ended June 30, 2000. No revenue was recognized from this shareholder for the years ended June 30, 1999 and 1998. The total accounts receivable from this shareholder as of June 30, 2000 and 1999 was $705,000 and $0, respectively.

     Joint venture investment. In December 1999, the Company contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. The investment in the joint venture is accounted for under the equity method. The total expenses incurred from service provided by the joint venture for the year ended June 30, 2000 was $304,000. The total payable to the joint venture as of June 30, 2000 was $304,000.

     Shareholder notes. During the year ended June 30, 2000, 2,957,000 options were exercised by certain officers of the Company for $2,629,000 in notes payable to the Company prior to being vested. The Company forgave the notes receivable from two officers upon their termination. The total notes receivable forgiven by the Company in the year ended June 30, 2000 was $201,000. These ordinary shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse and have a five-year term. They bear interest ranging from 5.74% to 6.60%.

                                    SINA.COM

                               (IN U.S. DOLLARS)

5. INCOME TAXES

     Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The components of losses before income taxes are as follows:

                                                          FOR THE YEAR ENDED JUNE 30,
                                                         -----------------------------
                                                           2000        1999      1998
                                                         --------    --------    -----
                                                                (IN THOUSANDS)
Loss subject to U.S. income taxes only.................  $(13,566)   $(2,049)    $  --
Loss subject to foreign income taxes, and in certain
  cases, U.S. income taxes.............................   (37,501)    (7,345)     (253)
                                                         --------    -------     -----
  Loss before taxes....................................  $(51,067)   $(9,394)    $(253)
                                                         ========    =======     =====

     The components of the net deferred tax assets as of June 30, 2000 and 1999 are as follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward...........................  $  9,527    $ 3,333
  Other accruals and liabilities............................       549        154
  Research and development credits..........................       226        116
  Depreciation and amortization.............................        --          3
                                                              --------    -------
  Total deferred tax assets.................................    10,302      3,606
  Less: Valuation allowance.................................   (10,302)    (3,606)
                                                              --------    -------
                                                              $     --    $    --
                                                              ========    =======

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance.

     As of June 30, 2000, the subsidiary of the Company in the United States had approximately $21.1 million of Federal and $11.9 million of State net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in years 2011 through 2020, and the State net operating loss carryforwards will expire, if unused, in years 2001 through 2005. The U.S. subsidiary's net operating loss and research and development tax credit carryforwards are subject to an annual limitation as a result of an ownership change, as defined by tax laws. Additionally, as of June 30, 2000, the Company's Hong Kong subsidiary had approximately $4.6 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The China subsidiary also had net operating loss carryforwards of approximately $9.3 million which can be carried forward for 5 years.

                                    SINA.COM

                               (IN U.S. DOLLARS)

6. NET LOSS PER SHARE

     Net loss per share. The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                YEAR ENDED JUNE 30,
                                                      ----------------------------------------
                                                         2000            1999          1998
                                                      -----------     ----------     ---------
                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss..........................................   $(50,983)       $(9,296)       $ (182)
  Accretion of mandatorily redeemable convertible
     preference redemption value....................        (84)           (98)          (71)
                                                       --------        -------        ------
  Net loss attributable to ordinary shareholders....   $(51,067)       $(9,394)       $ (253)
                                                       ========        =======        ======
Denominator:
  Shares used in computing basic and diluted net
     loss per share.................................     14,836          5,466         4,962
                                                       ========        =======        ======
Basic and diluted net loss per share attributable to
  ordinary shareholders.............................   $  (3.44)       $ (1.72)       $(0.05)
                                                       ========        =======        ======
Weighted average antidilutive securities including
  options, warrants, preference shares and
  restricted ordinary shares not included in net
  loss per shares calculation.......................     23,859         13,468         3,641
                                                       ========        =======        ======

     Pro forma net loss per share (unaudited). The following table sets forth the computation of pro forma basic and diluted net loss per share for the year ended June 30, 2000:

                                                                      PRO FORMA
                                                                     YEAR ENDED
                                                                    JUNE 30, 2000
                                                              -------------------------
                                                                     (UNAUDITED)
                                                                   (IN THOUSANDS,
                                                              EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss..................................................          $(50,983)
                                                                      ========
Denominator:
  Shares used in computing basic and diluted net loss per
     Share..................................................            14,836
  Adjustment to reflect assumed conversion of all preference
     shares from date of issuance...........................            17,445
  Shares used in computing pro forma basic and diluted net
     loss per share.........................................            32,281
                                                                      ========
Basic and diluted pro forma net loss per share..............          $  (1.58)
                                                                      ========
Weighted average antidilutive securities including
  restricted ordinary shares, options and warrants not
  included in pro forma net loss per share calculation......             6,414
                                                                      ========

7. AMENDMENT TO ARTICLE OF ASSOCIATION

     The Company amended its Article of Association upon the completion of its initial public offerings. Upon the adoption of the amended Article of Association, the Company is authorized to issue 75,000,000 Ordinary Shares, $0.133 par value per share, and 3,750,000 undesignated Preference Shares.

                                    SINA.COM

                               (IN U.S. DOLLARS)

8. EMPLOYEE BENEFIT PLANS

  410(k) Savings Plan

     The Company has a saving plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the "401(k) Plan"). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service's annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company had not been required to contribute to the 401(k) Plan.

  China contribution plan and profit appropriation

     The Company's subsidiary in China participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company's subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During years ended June 30, 2000, 1999 and 1998, the Company contributed a total of $1,603,000, $424,000 and $157,000, respectively, to these funds.

     Pursuant to the laws applicable to China's Foreign Investment Enterprises, the Company's subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company's discretion. Since the Company's PRC subsidiary is in a loss position, no appropriations have been made to the general reserve fund.

9. STOCK PLANS

  1999 Stock Option Plan

     In May 1999, the Company adopted the 1999 Stock Option Plan (the "Plan"). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options ("ISO") may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options ("NSO") may be granted to Company employees and consultants. The Company has reserved 10,990,000 ordinary shares for issuance under the Company's stock option plans, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Stock Option Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan.

     Options under the Company's Stock Option Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through June 30, 2000 generally vest 25% after the first year and then 2.083% each month thereafter. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early

                                    SINA.COM

                               (IN U.S. DOLLARS)

exercises are subject to rights of repurchases by the Company until such shares become fully vested. At June 30, 2000, there were 1,446,000 shares of such Ordinary Shares issued that were subject to repurchase. At June 30, 1999, there were no shares of such Ordinary Shares issued that were subject to repurchase.

  1999 Executive Stock Option Plan

     In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the "Executive Plan"). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of June 30, 2000, 1,671,000 options had been granted under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through June 30, 2000 generally vest 25% after the first year and then 2.083% each month thereafter. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

  Directors' stock option plan

     In October 1999, the Board approved the 1999 Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 750,000 ordinary shares. The Directors' Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a nonstatutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional nonstatutory stock option to purchase 15,000 shares on the date of each annual shareholders' meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director's Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors' Plan vest in full immediately upon grant. As of June 30, 2000, a total of 188,000 options had been granted under the Directors' Plan.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     The following table summarizes stock option activity under the Company's stock option plans:

                                                         YEAR ENDED JUNE 30,
                                          --------------------------------------------------
                                                   2000                       1999
                                          -----------------------    -----------------------
                                                         WEIGHTED                   WEIGHTED
                                                         AVERAGE                    AVERAGE
                                            OPTIONS      EXERCISE      OPTIONS      EXERCISE
                                          OUTSTANDING     PRICE      OUTSTANDING     PRICE
                                          -----------    --------    -----------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of period......     5,999        $0.56           504        $1.67
  Granted...............................     4,887         7.24         5,109         0.73
  Assumed in Sinanet acquisition........        --           --           923         0.23
  Exercised.............................    (5,171)        0.77           (13)        0.25
  Canceled..............................      (993)        1.55          (524)        1.61
                                            ------                      -----
Outstanding at period end...............     4,722         7.02         5,999         0.56
                                            ======                      =====
Weighted average grant date fair value
  of options granted during the year....                  $6.49                      $3.42

     At June 30, 2000, 3,566,000 options were available for grant under the Plans.

                            OPTIONS OUTSTANDING AT JUNE 30, 2000         OPTIONS EXERCISABLE AT
                          -----------------------------------------          JUNE 30, 2000
                                             WEIGHTED                  --------------------------
                                              AVERAGE      WEIGHTED                      WEIGHTED
                                             REMAINING     AVERAGE                       AVERAGE
RANGE OF                      NUMBER        CONTRACTUAL    EXERCISE        NUMBER        EXERCISE
EXERCISE PRICES            OUTSTANDING         LIFE         PRICE       OUTSTANDING       PRICE
---------------           --------------    -----------    --------    --------------    --------
                          (IN THOUSANDS)                               (IN THOUSANDS)
$ 0.16 -- $ 1.00........      1,427            8.40         $ 0.49           854          $ 0.46
$ 7.33 -- $ 7.33........      2,475            9.29           7.33         1,841            7.33
$11.50 -- $26.00........        775            9.75          16.87           202           16.68
$27.06 -- $27.06........         45            9.99          27.06            --              --
                              -----                                        -----
                              4,722                                        2,897
                              =====                                        =====

     Stock-based compensation. Stock options granted in fiscal 1998 had an original exercise price of $1.67. On October 1, 1998, the exercise price of these options were adjusted to $0.17 per share and the Company recognized $923,000 in deferred stock compensation. In compliance with the terms of the original option agreements, these options were fully vested by March 29, 1999 upon the merger with Sinanet. Therefore, the Company recognized approximately $923,000 in compensation expense related to these options in the year ended June 30, 1999. The Company did not record any deferred stock compensation or amortization expense during the year ended June 30, 1998.

     In connection with certain stock option grants during the years ended June 30, 2000 and 1999, the Company recorded deferred stock compensation totaling $14,669,000 and $21,922,000, respectively, which is being amortized over the vesting periods of the related options, which are generally four years. Amortization expense recognized during the years ended June 30, 2000 and 1999 totaled approximately $19,065,000 and $2,469,000.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     The stock-based compensation has been allocated across the relevant functional expense categories in the statement of operations as follows:

                                                               YEAR ENDED JUNE 30,
                                                            -------------------------
                                                             2000       1999     1998
                                                            -------    ------    ----
                                                                 (IN THOUSANDS)
Cost of revenues:
  Advertising.............................................  $   333    $   16     $--
  Software................................................      272        16     --
                                                            -------    ------     --
                                                                605        32     --
                                                            -------    ------     --
Operating expenses:
  Product development.....................................    5,973       505     --
  Sales and marketing.....................................      567        42     --
  General and administrative..............................   11,920     2,813     --
                                                            -------    ------     --
                                                             18,460     3,360     --
                                                            -------    ------     --
                                                            $19,065    $3,392     $--
                                                            =======    ======     ==

     Fair value disclosures. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

                                                             YEAR ENDED JUNE 30,
                                                  2000              1999            1998
                                               ----------    -------------------    ----
Risk-free interest rate......................  6.00%--6.40%     5.08%--5.75%        6.18%
Expected life (in years).....................           4                 5            5
Expected dividend yield......................          --                --           --
Volatility...................................          84%               --           --

     Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considers the expected volatility of our stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss per share would have been further adjusted to the pro forma amounts indicated below:

                                                              YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                          2000         1999       1998
                                                        ---------    --------    -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net loss
  As reported.........................................  $(51,067)    $(9,394)    $ (253)
                                                        ========     =======     ======
  Pro forma...........................................  $(53,429)    $(9,452)    $ (283)
                                                        ========     =======     ======
Net loss per share, basic and diluted
  As reported.........................................  $  (3.44)    $ (1.72)    $(0.05)
                                                        ========     =======     ======
  Pro forma...........................................  $  (3.60)    $ (1.73)    $(0.06)
                                                        ========     =======     ======

     The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts. Additional awards in future years are anticipated.

                                    SINA.COM

                               (IN U.S. DOLLARS)

  Employee stock purchase plan

     In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months' duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company's Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of June 30, 2000, total contributions by employees to the Purchase Plan was $389,000 and no shares had been issued under the Purchase Plan.

10. OPERATING SEGMENT

     Effective July 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports. It also establishes standards for related disclosures about products, geographic areas and major customers.

     The Company has two reportable segments, Internet and Software, each of which requires different development, production, and marketing resources. The Internet segment develops, designs and markets content and services through a network of SINA.com web sites hosted in the U.S., China, Hong Kong and Taiwan. The Software segment develops, produces and markets software products and related services in China. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before stock compensation, amortization of intangible assets, interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes. Facilities costs are allocated to the segment's cost of revenues based on usage. Long-lived assets comprise property and equipment.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     The Internet segment did not have material activities prior to June 30, 1998. Accordingly, no comparative segment information for the year ended June 30, 1998 is disclosed. Information about segments for the years ended June 30, 2000 and 1999, is as follows:

                                                           YEAR ENDED JUNE 30,
                                               --------------------------------------------
                                                       2000                    1999
                                               --------------------    --------------------
                                               INTERNET    SOFTWARE    INTERNET    SOFTWARE
                                               --------    --------    --------    --------
                                                              (IN THOUSANDS)
Revenues.....................................  $11,227      $2,943     $   579      $2,248
Depreciation and amortization................   (1,328)       (148)        (94)       (218)
Segment operating loss.......................  (28,440)        (90)     (2,479)     (2,226)
Segment assets...............................   20,983       1,911       6,213       2,677
Expenditures for long-lived assets...........   (6,317)       (702)       (667)       (618)

     Reconciliation of segment information to financial statements:

                                                              YEAR ENDED JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                (IN THOUSANDS)
LOSS FROM OPERATION:
Total loss for reportable segments..........................  $(28,530)   $(4,705)
Unallocated amounts:
  Stock based compensation..................................   (19,065)    (3,392)
  Amortization of intangible assets.........................    (6,807)    (1,688)
  Other corporate expenses, net.............................        --         --
                                                              --------    -------
Loss from operations before interest, income taxes and
  minority interest.........................................  $(54,402)   $(9,785)
                                                              ========    =======

                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
ASSETS:
Total assets for reportable segments........................  $ 22,894    $ 8,890
Cash and short-term investments.............................   121,316     20,040
Intangible assets...........................................    11,828     18,635
Other unallocated amounts...................................        --         17
                                                              --------    -------
                                                              $156,038    $47,582
                                                              ========    =======

                                    SINA.COM

                               (IN U.S. DOLLARS)

     The following is a summary of the Company's geographic operations:

                                            U.S.    CHINA    HONG KONG    TAIWAN    TOTAL
                                           ------   ------   ---------    ------   -------
                                                           (IN THOUSANDS)
YEAR ENDED AND AS OF JUNE 30, 2000:
  Revenues...............................  $4,414   $8,080     $525       $1,151   $14,170
  Long-lived assets......................   1,694    3,690      938        1,415     7,737
YEAR ENDED AND AS OF JUNE 30, 1999:
  Revenues...............................  $  122   $2,594     $ --       $  111   $ 2,827
  Long-lived assets......................     979      885       81          249     2,194
YEAR ENDED AND AS OF JUNE 30, 1998:
  Revenues...............................  $   --   $2,499     $          $   --   $ 2,499
  Long-lived assets......................      --      486       --                    486

     Revenues are attributed to the countries in which the invoices are issued.

11. COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office space under noncancelable operating leases with various expiration dates through June 2007. Rent expense for the years ended June 30, 2000, 1999 and 1998 totaled $778,000, $333,000 and 248,000, respectively.

     At June 30, 2000 future minimum lease payments under noncancelable operating leases are as follows:

                                                              (IN THOUSANDS)
                                                              --------------
YEAR ENDING JUNE 30,
  2001......................................................      $  898
  2002......................................................         703
  2003......................................................         365
  2004......................................................         260
  2005 and after............................................         816
                                                                  ------
                                                                  $3,042
                                                                  ======

     Contingencies. There are uncertainties regarding the legal basis of the Company's ability to operate an internet business and to advertise in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company's financial position, results of operations and cash flows.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth specific information regarding our executive officers, directors and other key employees and their ages as of September 25, 2000:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Daniel Chiang..........................  42    Chairman of the Board
EXECUTIVE OFFICERS
Zhidong Wang...........................  33    President, Chief Executive Officer and
                                               Director
Daniel Mao.............................  36    Chief Operating Officer
Victor K. Lee..........................  44    Chief Financial Officer
Hurst Lin..............................  35    Vice President, Business Development
                                               and General Manager of U.S. Operations
Yan Wang...............................  28    General Manager of China Operations
DIRECTORS
Pehong Chen............................  42    Director
Yongji Duan............................  54    Director
Lip-Bu Tan.............................  40    Director
Ter Fung Tsao..........................  54    Director

     DANIEL CHIANG served as the President and Chief Executive Officer of Sinanet.com, an Internet content and services company, from June 1996 until it merged into SINA.com in March 1999. Mr. Chiang currently serves as our Chairman of the Board. Prior to joining Sinanet.com in June 1996, Mr. Chiang was the President of Trend Micro, Inc., an Internet virus protection and content security company, from December 1993 to May 1996. Mr. Chiang received a M.A. in Political Economy from University of Texas, Dallas and a B.A. in Diplomacy from National Cheng-Chi University in Taiwan.

     ZHIDONG WANG has served as both our President and a director since incorporation of SINA.com in 1997. He has also served as our Chief Executive Officer since August 1999. Mr. Wang co-founded Beijing Stone Rich Sight Information Technology Co., Ltd., or BSRS, a software development company and one of our subsidiaries, in December 1993 and served as its President and Chief Executive Officer from October 1993 to May 1999. In February 1991, Mr. Wang also founded and served as the Vice President and Chief Technology Officer of Suntendy Electronic Information Technology and Research Company, a software company, until April 1993. Mr. Wang holds a B.S. degree in Electrical Engineering from Beijing University.

     DANIEL MAO served as our director from October 1997 to March 1999. He served as our Chief Operating Officer from March 1999 to June 1999 and resumed the position in September 1999. He briefly served as our Acting Chief Financial Officer from September 1999 to November 1999 and as our Executive Vice President of Business and Corporate Development from June 1999 to August 1999. Prior to becoming one of our officers in March 1999, Mr. Mao was Vice President of Walden International Investment Group, a venture capital firm, from February 1994 to March 1999. Mr. Mao holds a M.S. in Engineering Economic Systems from Stanford University and a B.S. in Computer Science from Jiaotong University in Shanghai, China.

     VICTOR K. LEE has served as our Chief Financial Officer since November 1999. Prior to joining us, Mr. Lee served as Acting Chief Financial Officer from September 1998 to July 1999 and was Vice President, Corporate Controller and Chief Accounting Officer from August 1997 to September 1998 of VLSI Technology, Inc., a semiconductor manufacturer. From March 1989 to August 1997, he served as finance director of Advanced Micro Devices, Inc., a semiconductor manufacturer. Mr. Lee holds a M.B.A. and a B.S. in Industrial Engineering and Operational Research from the University of California, Berkeley.

     HURST LIN co-founded and served as the Vice President of Business Development of Sinanet.com from May 1995 until it merged into SINA.com in March 1999. Since the merger, Mr. Lin has served as our Vice

President of Business Development. Since September 1999, Mr. Lin has served as our General Manager of U.S. Operations. Mr. Lin holds a M.B.A. from Stanford University and a B.A. in Engineering from Dartmouth College.

     YAN WANG has served as our General Manager of China Operations since September 1999 and as our Executive Deputy General Manager for Production and Business Development in China from April 1999 to August 1999. In April 1996, Mr. Wang founded the SRSnet.com division of Beijing Stone Rich Sight Limited, our wholly-owned subsidiary. From April 1996 to April 1999, Mr. Wang served as the head of our SRS Internet Group. Mr. Wang holds a B.A. in Law from the University of Paris.

     PEHONG CHEN has served as our director since March 1999. Mr. Chen has been the Chief Executive Officer, President and Chairman of the Board of Broadvision, Inc., a software applications company, since May 1993. Prior to founding Broadvision, Mr. Chen was Vice President of MultiMedia Technology at Sybase, Inc., an enterprise software company, from 1992 to 1993. From 1989 to 1992, Mr. Chen founded and was president of Gain Technology, a multimedia software tools company, which was acquired by Sybase. Mr. Chen holds a Ph.D. and a B.S. in Computer Science from University of California, Berkeley and a M.S. in Computer Science from Indiana University.

     YONGJI DUAN has served as our director since August 1997. Mr. Duan also served as a director for Rich Sight Investment Limited, one of our subsidiaries, from May 1993 through May 1999. Mr. Duan has served as the Director of Stone Group Corporation, a holding company, since February 1991 and is now the Chairman of Stone Group Corporation. Mr. Duan has also served as President and Chief Executive Officer of Stone Electronic Technology Limited, a diversified electronics and consumer products company, since 1990. Mr. Duan holds a M.S. in Aeronautics Materials from Beijing Aeronautic College and a B.S. from Qinghua University.

     LIP-BU TAN has served as our director since March 1999. Since 1984, Mr. Tan has been the General Partner of Walden International Investment Group, an international venture capital firm. Mr. Tan is currently a director of Creative Technology Ltd., a multimedia technology company, Integrated Silicon Solutions, Inc., a semiconductor company, MediaRing.com Ltd., an Internet communications technology company, and several other private companies. He holds a M.S. in Nuclear Engineering from the Massachusetts Institute of Technology and a M.B.A. from the University of San Francisco, where he serves on the Board of Trustees. Mr. Tan received his B.S. from Nanyang University, Singapore.

     TER FUNG TSAO has served as our director since March 1999. Mr. Tsao has served as Chairman of Standard Foods Taiwan Ltd., a packaged food company, since 1986. Before joining Standard Foods Taiwan Ltd., Mr. Tsao worked in several positions within The Quaker Oats Company, a packaged food company, in the United States and Taiwan. Mr. Tsao received a B.S. in Civil Engineering from Cheng Kung University in Taiwan, a M.S. in Sanitary Engineering from Colorado State University, and a Ph.D. in Food and Chemical Engineering from Colorado State University.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2000 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 35 of this report.

          (2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 35 of this report.

          (3) Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K):

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
  2.1*   Agreement and Plan of Reorganization by and among SRS
         International Ltd., SINO Acquisition Corporation and
         Sinanet.com dated January 19, 1999.
  2.2*   Sale and Purchase Agreement among SRS International Ltd.,
         Stone Electronic Technology Limited, Wang Zhidong, Everbuilt
         Investments Limited and Brilliant Future Group Limited dated
         August 13, 1997.
  3.2*   Amended and Restated Articles of Association of SINA.com.
  3.4*   Amended and Restated Memorandum of Association of SINA.com.
  4.2*   Amended and Restated Investors' Rights Agreement dated
         October 19, 1999 among SINA.com and certain holders of
         SINA.com's securities.
 10.1*   Form of Indemnification Agreement between SINA.com and each of its officers and directors.
 10.2*   SRS International Ltd. 1997 Stock Option Plan and form of
         incentive stock option agreement.
 10.3*   Sinanet.com 1997 Stock Plan and form of stock option
         agreement.
 10.4*   Amended SINA.com 1999 Stock Plan and form of share option
         agreement.
 10.5*   1999 Employee Stock Purchase Plan and form of subscription agreement.
 10.6*   1999 Directors' Stock Option Plan and form of nonstatutory stock option agreement.
 10.7*   License Agreement dated May 31, 1999, and subsequent License
         Agreement between the parties dated July 30, 1999, between
         Regus Business Centre Ltd. and SINA.com for office space
         located at 18/F, One International Finance Centre, 1 Harbour
         View Street, Central, Hong Kong.
 10.8*   Sublease Agreement dated December 23, 1998 between
         Environmental and Occupational Risk Management, Inc, a
         California Partnership, and Sinanet.com for offices at 1313
         Geneva Drive, Sunnyvale, CA.
 10.9*   Lease agreements between Beijing Stone Rich Sight
         Information Technology Co. Ltd. (a subsidiary of
         Sina.com)and the following entities: a) Beijing Shilihe
         Property Management Company Ltd dated October 16, 1997, b)
         Beijing Wanquan Hope Technology Development Center dated
         April 2, 1998, and c) Wanquan Primary School, Haidian
         District, Beijing dated December 15, 1998. All agreements
         are for office space located in Beijing Wanquan Primary
         School, Haidian District, Beijing.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.10*  Lease agreement dated December 1, 1998 between Po-Hu Lee and
         SINA.Com Online for offices located at 3F, No. 29, An Ho
         Road, Ta An District, Taipei City, Taiwan.
 10.11*  Employment Agreement dated September 10, 1997 between
         Beijing Stone Rich Group and Zhidong Wang.
 10.12*  Offer Letter dated January 11, 1999 between SINA.com and
         Daniel Mao.
 10.13*  Offer Letter dated January 22, 1999 between SINA.com and
         James Sha.
 10.14*  Termination Agreement dated September 26, 1999 between
         SINA.com and James Sha.
10.15*+  Joint Venture Agreement dated August 31, 1999 between
         AdForce, Inc., a Delaware Corporation, SINA.com, a Cayman
         Islands Corporation and Compuserve Consultants, Ltd. a Hong
         Kong company.
10.16*+  Value Added Link Agreement dated June 1, 1999 between Alta
         Vista Equipment Corporation and SINA.com.
10.17*+  Service Agreement dated June 16, 1999 between Critical Path,
         Inc. and SINA.com.
10.18*+  Web Page Search Service Agreement dated July 30, 1999 between Openfind Information Technology Corporation and
         SINA.com.
 10.19*  1999 Executive Stock Plan.
 10.20*  Side letter dated November 12, 1999 between China
         International Capital Corporation and SINA.com.
 10.21*  Side letter dated November 12, 1999 between E*O Investments and SINA.com.
 10.22*  Offer letter dated November 18, 1999 between SINA.com and
         Victor K. Lee.
 10.23*  Business Cooperation Agreement dated March 7, 2000 between
         Beijing SINA Internet Information Services Co., Ltd. and
         BSRS.
 10.24*  Equipment and Leased Line Transfer Agreement dated March 7,
         2000 between Beijing SINA Internet Information Services Co.,
         Ltd. and BSRS.
 10.25*  Agreement on Exercising Voting Right by Proxy dated March 7,
         2000 between Wang Zhidong and BSRS.
 10.26*  Advertising Agency Agreement dated March 7, 2000 between
         Beijing SINA Internet Information Services Co., Ltd. and
         SINA.com.
 10.27*  Advertisement Production and Technical Service Agreement
         dated March 7, 2000 between Beijing Stone Rich Sight
         Information Technology Co., Ltd. and Beijing SINA
         Interactive Advertising Co. Ltd.
 10.28*  Advertising Publication and Cooperation Agreement dated
         March 7, 2000 between Beijing SINA Internet Information
         Services Co., Ltd. and Beijing SINA Interactive Advertising
         Co., Ltd.
 10.29*  Opinion of Commerce and Finance Law Offices dated March 14,
         2000 regarding approval by China Securities Regulatory
         Commission.
 10.30*  Opinion of Commerce and Finance Law Offices dated March 20,
         2000.
 10.31*  Employment Agreement dated September 23, 1999 between
         Beijing Store Rich Sight Technology Co. Ltd. and Yan Wang.
 10.32*  Lease Agreement dated November 18, 1999 between Po-Hu Lee and SINA.Com Online for offices located at 3F, No. 29, AN Ho
         Road, Ta An District, Taipei City, Taiwan.
 10.33*  Lease Agreement dated November 8, 1999 between Vicwood
         International Limited and SINA.com (Hong Kong) Limited for
         offices located at Units 01-03, 18th Floor, 199 Des Voeux
         Road, Central, Hong Kong.
 10.34*  Loan agreement dated November 18, 1999 with Zhidong Wang to provide capital for ICP Company.

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
 10.35*  Loan agreement dated October 12, 1999 with Zhidong Wang to provide capital for Ad Company.
 10.36*  Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company.
 10.37*  Amendment to Advertising Agency Agreement dated April 1,
         2000 between Beijing SINA Interactive Advertising Co., Ltd.
         and SINA.com.
 10.38*  Amendment to Advertisement Publication and Cooperation
         Agreement dated April 1, 2000 between Beijing SINA
         Interactive Advertising Co., Ltd. and Beijing SINA Internet
         Information Services Co., Ltd.
 10.39*  Amendment to Advertising Production and Technical Service
         Agreement dated April 1, 2000 between Beijing Stone Rich
         Sight Information Technology Co., Ltd. and Beijing SINA
         Interactive Advertising Co., Ltd.
 10.40*  E-Commerce Cooperation Agreement dated April 1, 2000 between
         Beijing Stone Rich Sight Information Technology Co., Ltd.
         and Beijing SINA Internet Information Services Co., Ltd.
 10.41*  First Amendment dated April 6, 2000 to Wang Zhidong's
         Executive Employment Agreement.
 10.42*  First Amendment dated April 6, 2000 to Yan Wang's Labor
         Contract.
 21.1*   List of Subsidiaries.
 23.1    Consent of Independent Accountants.
 24.1*   Power of Attorney (appears on the signature page of this
         report).
 27.1    Financial Data Schedule

---------------
* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-11718) filed with the Commission on March 27, 2000, as amended.

+ Confidential treatment requested as to portions of this exhibit.

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed by SINA.com during the year ended June 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA.com has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

Date: September 25, 2000

                                          SINA.com

                                          By:       /s/ VICTOR K. LEE
                                            ------------------------------------
                                                       Victor K. Lee
                                                  Chief Financial Officer

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Mao and Victor Lee, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     SIGNATURE                                  TITLE                       DATE
                     ---------                                  -----                       ----

                 /s/ ZHIDONG WANG                    President, Chief Executive      September 25, 2000
---------------------------------------------------  Officer and Director
                   Zhidong Wang                      (Principal Executive
                                                     Officer)

                 /s/ VICTOR K. LEE                   Chief Financial Officer         September 25, 2000
---------------------------------------------------  (Principal Financial
                   Victor K. Lee                     Officer)

                 /s/ CHARLES CHAO                    Vice President, Finance         September 25, 2000
---------------------------------------------------  (Principal Accounting
                   Charles Chao                      Officer)

                 /s/ DANIEL CHIANG                   Chairman of the Board           September 25, 2000
---------------------------------------------------
                   Daniel Chiang

                  /s/ PEHONG CHEN                    Director                        September 25, 2000
---------------------------------------------------
                    Pehong Chen

                  /s/ YONGJI DUAN                    Director                        September 25, 2000
---------------------------------------------------
                    Yongji Duan

                  /s/ LIP-BU TAN                     Director                        September 25, 2000
---------------------------------------------------
                    Lip-Bu Tan

                 /s/ TER-FUNG TSAO                   Director                        September 25, 2000
---------------------------------------------------
                   Ter-Fung Tsao