Form 10-Q
period 2000-09-30
SINA COM
filed 2000-11-14
CIK 1094005

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR


     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-30698
                                ----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

The number of shares outstanding of the registrant's ordinary shares as of October 31, 2000 was 41,232,915.

                                    SINA.COM

                                      INDEX

PART I.       FINANCIAL INFORMATION                                                     Page no.

Item 1.       Condensed Consolidated Financial Statements (unaudited)

              Condensed Consolidated Balance Sheet at September 30, 2000 and
              June 30, 2000                                                                    3

              Condensed Consolidated Statement of Operations for the three
              months ended September 30, 2000 and 1999                                         4

              Condensed Consolidated Statement of Cash Flows for the three months
              ended September 30, 2000 and 1999                                                5

              Notes to Condensed Consolidated Financial Statements                             6

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk                       21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                               21

Item 2.       Changes in Securities and Use of Proceeds                                       21

Item 3.       Defaults Upon Senior Securities                                                 21

Item 4.       Submission of Matters to a Vote of Security Holders                             22

Item 5.       Other Information                                                               22

Item 6.       Exhibits and Reports on Form 8-K                                                22

              SIGNATURES                                                                      22

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                                     SEPTEMBER 30,     JUNE 30,
                                                                         2000            2000
                                                                     -------------     ---------
          ASSETS
          Current assets:
            Cash and cash equivalents ...........................      $  71,809       $  99,149
            Short-term investments ..............................         54,073          30,484
            Accounts receivable, net ............................          5,076           3,921
            Inventories .........................................             --             156
            Prepaid expenses and other current assets ...........          1,351           1,378
                                                                       ---------       ---------
                   Total current assets .........................        132,309         135,088
          Property and equipment, net ...........................          9,415           7,737
          Intangible assets, net ................................         10,126          11,828
          Investment in joint venture ...........................            444             894
          Receivable from related parties .......................            245             268
          Other assets ..........................................            185             223
                                                                       ---------       ---------
                                                                       $ 152,724       $ 156,038
                                                                       =========       =========
          LIABILITIES AND SHAREHOLDERS' EQUITY
          Current liabilities:
            Accounts payable ....................................      $   2,015       $   1,203
            Accrued liabilities .................................         10,268           8,018
                                                                       ---------       ---------
                   Total current liabilities ....................         12,283           9,221
                                                                       ---------       ---------

          Commitments and contingencies (Note 5)

          Shareholders' equity:
            Ordinary shares .....................................          5,481           5,425
            Additional paid-in capital ..........................        222,227         221,399
            Notes receivables from shareholders .................         (2,048)         (2,067)
            Deferred stock compensation .........................        (12,075)        (15,057)
            Accumulated deficit .................................        (73,199)        (62,950)
            Accumulated other comprehensive income:
              Cumulative translation adjustment .................             55              67
                                                                       ---------       ---------
                   Total shareholders' equity ...................        140,441         146,817
                                                                       ---------       ---------
                                                                       $ 152,724       $ 156,038
                                                                       =========       =========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                THREE MONTHS ENDED
                                                                            ----------------------------
                                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                                2000           1999
                                                                            -------------  -------------
      Net revenues:
        Advertising ....................................................      $  6,265       $    922
        Software products ..............................................           709            855
        E-commerce .....................................................           179             31
                                                                              --------       --------
                                                                                 7,153          1,808
                                                                              --------       --------
      Cost of revenues:
        Advertising (a) ................................................         3,612          1,404
        Software products (a) ..........................................           276            532
        E-commerce .....................................................           128             33
        Stock-based compensation .......................................           128            121
                                                                              --------       --------
                                                                                 4,144          2,090
                                                                              --------       --------
      Gross profit (loss) ..............................................         3,009           (282)
                                                                              --------       --------
      Operating expenses:
        Sales and marketing (a) ........................................         6,226          2,490
        Product development (a) ........................................         2,469          1,360
        General and administrative (a) .................................         1,949          1,651
        Stock-based compensation .......................................         2,462          8,164
        Amortization of intangible assets ..............................         1,702          1,702
                                                                              --------       --------
                Total operating expenses ...............................        14,808         15,367
                                                                              --------       --------
      Loss from operations .............................................       (11,799)       (15,649)
      Interest income, net .............................................         2,000            301
                                                                              --------       --------
      Loss before loss in equity investment and minority interest ......        (9,799)       (15,348)
      Minority interest in loss ........................................            --             21
      Loss on equity investment ........................................          (450)            --
                                                                              --------       --------
      Net loss .........................................................       (10,249)       (15,327)
      Accretion on mandatorily redeemable convertible
        preference shares ..............................................            --            (27)
                                                                              --------       --------
      Net loss attributable to ordinary shareholders ...................      $(10,249)      $(15,354)
                                                                              ========       ========

      Basic and diluted net loss per share attributable
        to ordinary shareholders .......................................      $  (0.26)      $  (2.07)
                                                                              ========       ========
      Shares used in computing basic and diluted net
        loss per share .................................................        39,565          7,425
                                                                              ========       ========

----------

(a)      Exclude stock-based compensation.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                                         THREE MONTHS ENDED
                                                                         ------------------
                                                                     SEPTEMBER 30,  SEPTEMBER 30,
                                                                     -------------  -------------
                                                                         2000           1999
                                                                     -------------  -------------
      Cash flows from operating activities:
        Net loss attributable to ordinary
           shareholders .........................................      $(10,249)      $(15,354)
        Adjustments to reconcile net loss to net cash
           used in operating activities:
           Minority interests in losses of consolidated
             subsidiary .........................................            --            (21)
           Loss in equity investment ............................           450             --
           Depreciation and amortization ........................           775            177
           Stock-based compensation .............................         2,590          8,285
           Amortization of intangible assets ....................         1,702          1,702
           Accretion on mandatorily redeemable
             convertible preference shares ......................            --             27
           Changes in assets and liabilities:
             Accounts receivable, net ...........................        (1,155)          (317)
             Inventories ........................................           156           (127)
             Prepaid expenses and other current assets ..........            27           (607)
             Other assets .......................................            61            107
             Accounts payable ...................................           812            708
             Accrued liabilities ................................         2,238            960
                                                                       --------       --------
                Net cash used in operating activities ...........        (2,593)        (4,460)
                                                                       --------       --------

      Cash flows from investing activities:
        Acquisition of property and equipment ...................        (2,453)          (595)
        Purchase of short-term investments ......................       (23,589)            --
                                                                       --------       --------
                Net cash used in investing activities ...........       (26,042)          (595)
                                                                       --------       --------
      Cash flows from financing activities:
        Proceeds from repayments of promissory notes ............            19            521
        Proceeds from exercise of preference share warrant ......            --             33
        Proceeds from issuance of ordinary shares under ESPP ....           525             --
        Proceeds from exercise of stock options .................           751            136
                                                                       --------       --------
                Net cash provided by financing activities .......         1,295            690
                                                                       --------       --------

      Net decrease in cash and cash equivalents .................       (27,340)        (4,365)
      Cash and cash equivalents at beginning of period ..........        99,149         20,571
                                                                       --------       --------
      Cash and cash equivalents at end of period ................      $ 71,809       $ 16,206
                                                                       ========       ========


         The accompanying notes are an integral part of these condensed consolidated financial statements.

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

         The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three months ended September 30, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


2.  RECENT ACCOUNTING PRONOUNCEMENT

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities -- An Amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. In June 2000, the SEC issued SAB 101B to defer the effective date of implementation of SAB 101 until the fourth quarter of fiscal 2000. The Company has complied with the guidance in SAB 101 for all periods presented.

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

         The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
       (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                                2000           1999
                                                                                 --------       --------
      Net loss ............................................................      $(10,249)      $(15,327)
      Accretion of mandatorily redeemable
         convertible preference redemption value ..........................            --            (27)
                                                                                 --------       --------
      Net loss attributable to ordinary shareholders ......................      $(10,249)      $(15,354)
                                                                                 ========       ========

      Basic and diluted:
            Weighted average shares used in computing basic and diluted net
              loss per ordinary share .....................................        39,565          7,425
                                                                                 ========       ========
            Basic and diluted net loss per share attributable to ordinary
              shareholders ................................................      $  (0.26)      $  (2.07)
                                                                                 ========       ========
            Weighted average antidilutive securities including options, warrants, preference shares and restricted ordinary shares not
             included in net loss per share calculation ...................         5,578         21,729
                                                                                 ========       ========


4.  SEGMENT INFORMATION

         Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company operates in two principal business segments globally. The Internet segment develops, designs and markets content and services through a network of SINA.com Web sites hosted in the U.S., China, Hong Kong and Taiwan. The Software segment develops, produces and markets software products and related services in China. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on income or loss from operations before stock compensation, amortization of intangible assets, interest, nonrecurring gains and losses, foreign exchange gains and losses, and income taxes. Facilities costs are allocated to the segment's cost of revenues based on usage. Long-lived assets comprise property and equipment.

         The following is a summary of operations by segment for the three months ended September 30, 2000 and 1999:

                                                        THREE MONTHS ENDED SEPTEMBER 30,
                                                          2000                    1999
                                                          ----                    ----
      (IN THOUSANDS)                              INTERNET    SOFTWARE    INTERNET    SOFTWARE
                                                  --------    --------    --------    -------
       Revenues ............................      $ 6,444       $709      $   953       $ 855
       Segment operating income (loss) .....       (7,592)        85       (5,637)        (25)

         The following is a summary of total assets by segment as of September 30, 2000 and June 30, 2000:

                                                       SEPTEMBER 30, 2000            JUNE 30, 2000
                                                      ---------------------      ----------------------
     (IN THOUSANDS)                                   INTERNET     SOFTWARE      INTERNET      SOFTWARE
                                                      --------     --------      --------      --------
      Total assets .............................      $ 29,924       $1,650      $ 20,983       $ 1,911

Reconciliation of segment information to financial statements:

                                                                                     THREE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                                     2000           1999
                                                                                   --------       --------
     LOSS FROM OPERATIONS:
     Total loss for reportable segments                                            $ (7,507)      $ (5,662)
     Unallocated amounts:
            Stock-based compensation                                                 (2,590)        (8,285)
            Amortization of intangible assets                                        (1,702)        (1,702)
                                                                                   --------       --------
     Loss from operations before interest, income taxes and minority interest      $(11,799)      $(15,649)
                                                                                   ========       ========

                                             SEPTEMBER 30,   JUNE 30,
                                                2000           2000
                                             ------------    --------
     ASSETS:
     Total assets for reportable segments      $ 31,574      $ 22,894
     Cash and short-term investments            111,024       121,316
     Intangible assets                           10,126        11,828
                                               --------      --------
                                               $152,724      $156,038
                                               ========      ========



5. COMMITMENTS AND CONTINGENCIES

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

         We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce revenues are mainly derived from transaction and "slotting fees" paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall.

         Our overall revenues for the three months ended September 30, 2000 were $7.2 million, as compared to $1.8 million for the same period in the prior year. The increase in revenues was primarily driven by higher growth of our Internet advertising business.

         We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2000, we had an accumulated deficit of $73.2 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We intend to continually increase our spending on marketing and brand development, content enhancements and technology and infrastructure. We anticipate net losses and negative cash flows from operations in the foreseeable future.

         We recorded cumulative deferred stock compensation of approximately $37.1 million, net through September 30, 2000, which represents the difference between the exercise price of options granted through September 30, 2000 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $19.1 million and $3.7 million in fiscal 2000 and 1999, respectively. We expect the amortization of deferred compensation to approximate $8.0 million for fiscal 2001, $4.3 million for fiscal 2002, $1.9 million for fiscal 2003 and $0.2 million for fiscal 2004.

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

         In April 2000, we sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $72.7 million, before offering expenses.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

         Advertising. We generated $6.3 million and $0.9 million in advertising revenues for the three months ended September 30, 2000 and 1999, respectively. The increase in advertising revenues for the three months ended September 30, 2000 compared to the same period in fiscal 2000 was primarily due to the increase in number of advertisers and amount of advertising contracts. For the three months ended September 30, 2000 and 1999, advertising revenues accounted for 87.6% and 51.0% of our total revenues, respectively.

         Software. Our software revenues decreased by 17.1% from $0.9 million for the three months ended September 30, 1999 to $0.7 million for the three months ended September 30, 2000. The decrease was mainly due to the fact that, as part our strategy to draw increased traffic to out portal networks, we began to provide more free downloads of some our software products on our Web sites. We expect our revenues from software sales to remain relatively flat in the future.

         E-commerce. Our e-commerce revenues for the three months ended September 30, 2000 and 1999 were $179,000 and $31,000, respectively. The increase in e-commerce revenues was primarily due to the increased e-commerce activities in SinaMall on our North America and China sites

COST OF REVENUES

         Advertising. Our cost of advertising revenues increased significantly from $1.4 million for the three months ended September 30, 1999 to $3.6 million for the three months ended September 30, 2000. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense associated with our website production. Compared to the same period in the prior year, the increase in cost of advertising revenues to support our rapidly growing internet user traffic was primarily due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions.

         Software. Our cost of software revenues decreased by 48.1% from $0.5 million for the three months ended September 30, 1999 to $0.3 million for the three months ended September 30, 2000. The decrease was primarily due to a higher percentage of the software revenues attributable to licensing arrangements which involved minimal costs.

         E-commerce. For the three months ended September 30, 2000 and 1999, our cost of e-commerce revenues amounted to $128,000 and $33,000, respectively. The increase in cost of e-commerce was primarily due to an increase in compensation related costs associated with personnel working directly in e-commerce activities.

SALES AND MARKETING EXPENSES

         Our sales and marketing expenses as a percentage of net sales decreased from 137.7% for the three months ended September 30, 1999 to 87.0% for the three months ended September 30, 2000. In absolute dollar our sales and marketing expenses increased from $2.5 million for the three months ended September 30, 1999 to $6.2 million for the three months ended September 30, 2000. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The absolute dollar increase from quarter to quarter was mainly attributable to an increase in advertising costs associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

PRODUCT DEVELOPMENT EXPENSES

         Our product development expenses as a percentage of net sales decreased from 75.2% for the three months ended September 30, 1999 to 34.5% for the three months ended September 30, 2000. In absolute dollar our product development expenses increased from $1.4 million for the three months ended September 30, 1999 to $2.5 million for the three months ended September 30, 2000, respectively. Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The absolute dollar increase from quarter to quarter was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

GENERAL AND ADMINISTRATIVE EXPENSES

         Our general and administrative expenses as a percentage of net sales decreased from 91.3% for the three months ended September 30, 1999 to 27.2% for the three months ended September 30, 2000. In absolute dollar our general and administrative expenses increased from $1.7 million for the three months ended September 30, 1999 to $1.9 million for the three months ended September 30, 2000. The absolute dollar increase from quarter to quarter was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

STOCK-BASED COMPENSATION EXPENSE

         In connection with the grant of certain stock options, we recorded net unearned compensation of approximately $37.1 million, net through September 30, 2000, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four year. Of the total unearned compensation, approximately $2.6 million and $8.3 million was amortized in the three months ended September 30, 2000 and 1999, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

         As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for each of the three months ended September 30, 2000 and 1999.

INTEREST INCOME (EXPENSE), NET

         Interest income, net increased from $0.3 million for the three months ended September 30, 1999 to $2.0 million for the three months ended September 30, 2000. The increase in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999 and the initial public offering in April 2000.

LOSS ON EQUITY INVESTMENT

         In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. We recorded a $450,000 loss from our investment in the joint venture during the three months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through September 30, 2000, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of September 30, 2000, we had $125.9 million in cash and cash equivalents and short-term investments.

     Net cash used in operating activities was $2.6 million for the three months ended September 30, 2000 and was primarily attributable to our net loss of $10.2 million and an increase in accounts receivable of $1.2 million, largely offset by the non-cash stock-based compensation expense of $2.6 million, an increase in accrued liability of $2.2 million and amortization expense of $1.7 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com. Net cash used in operating activities was $4.5 million for the three months ended September 30, 1999 and was primarily attributable to our net loss of $15.4 million offset by non-cash stock-based compensation of $8.3 million and amortization expense of $1.7 million related to goodwill and other intangible assets.

         Net cash used in investing activities was $26.0 million for the three months ended September 30, 2000, primarily due to the purchase of short-term investments of $23.6 million and the purchase of capital equipment of $2.4 million. Net cash used in investing activities was $0.6 million for the three months ended September 30, 1999 primarily due to the purchase of capital equipment.

         Net cash provided by financing activities was $1.3 million for the three months ended September 30, 2000, primarily related to the proceeds from the exercise of stock options of $0.8 million and issuance of Ordinary Shares of $0.5 million pursuant to Employee Stock Purchase Plan. Net cash provided by financing activities was $0.7 million for the three months ended September 30, 1999, primarily related to the repayment of promissory notes and proceeds from the exercise of stock options.

         Our principal commitments consist of obligations outstanding under various operating leases for our facilities. We have experienced an increase in our capital expenditures and operating lease arrangements, consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future.

         We expect to experience continuing growth in our operating expenses, particularly in sales and marketing expenses, for the foreseeable future. We anticipate operating expenses and purchases of equipment will constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position. The sale of additional equity will result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

         We have never been profitable. As of September 30, 2000, we had an accumulated deficit of approximately $73.2 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to increased sales and marketing costs, additional personnel hires and our continuing branding campaign. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

         Because we are restricted by the Chinese government from providing Internet and advertising services directly in China, we are dependent on the Ad Company, of which we own 25%, and the ICP Company, of which we have no ownership interest, to provide such services through contractual agreements between the parties. This arrangement may not be as effective in providing control over advertising and Internet content operations in China as direct ownership of these businesses. For example, the Ad Company or ICP Company could fail to take actions required for our business, such as entering into advertising contracts with potential customers or failing to maintain our China Web site. The ICP Company will also be able to transact business with third parties not affiliated with BSRS. If the Ad Company or ICP fails to perform its obligations under these agreements, we would potentially have to rely on legal remedies under Chinese law, which we cannot be sure would be effective.

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

         If our shareholders sell substantial amounts of our ordinary shares, including shares issued upon the exercise of outstanding options and warrants, in the public market, the market price of our ordinary shares could fall dramatically. Currently, approximately 35,000,000 shares are held by our existing shareholders which may be sold in the public market in the future pursuant to, and subject to the restrictions of, Rule 144, 144(k), 145 or 701 under the Securities Act. Our directors, executive officers and our principal shareholders have agreed with our underwriters not to offer, sell, contract to sell, or otherwise dispose of, directly or indirectly, any ordinary shares, or any securities convertible into or exercisable or exchangeable for ordinary shares for a period of 180 days following our initial public offering. This period expired on October 9, 2000.


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

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         In September 2000, the Chinese government issued a regulation concerning the licensing requirements of Internet companies and the forms of content acceptable on a website regulated by the Chinese government. In November 2000, the Chinese government issued additional regulations requiring Chinese Internet sites to use news from state-controlled media subject to certain limited exceptions. In November 2000, the Chinese government also promulgated regulations governing the use of chat room and bulletin-board systems requiring Chinese Internet companies to obtain approval for each category of chat room, banning certain content from chat rooms and holding Internet companies potentially liable for prohibited information that may appear in chat rooms.

         The scope and impact of these regulations are uncertain. However, were the Chinese government to adopt an expansive view of the regulations, our business could be harmed as we may be subject to potential liability for our content or we could be required to delete content that violates Chinese law, potentially reducing our web traffic.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27.1: Financial Data Schedule

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed by SINA.com during the quarter ended September 30, 2000.




                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SINA.com

Dated:  November 14, 2000                By: /s/ Victor Lee
                                             -----------------------------------
                                             Victor Lee
                                             Chief Financial Officer
                                             (Principal Financial Officer)

Dated:  November 14, 2000                By: /s/ Charles Chao
                                             -----------------------------------
                                             Charles Chao
                                             Vice President, Finance
                                             (Principal Accounting Officer)