Form 10-Q
period 2000-12-31
SINA COM
filed 2001-02-09
CIK 1094005

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                                ----------------

                                  CHARLES CHAO
                                1313 GENEVA DRIVE
                               SUNNYVALE, CA 94089
                                 (408) 548-0000

 (NAME, ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING AREA CODE,
                             OF AGENT FOR SERVICE)

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares outstanding of the registrant's ordinary shares as of January 31, 2001 was 41,265,207.

                                    SINA.COM

                                      INDEX


                                                                                                              Page no.
                                                                                                              --------
PART I.          FINANCIAL INFORMATION

Item 1.          Condensed Consolidated Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheet at December 31, 2000 and
                 June 30, 2000                                                                                   3

                 Condensed Consolidated Statement of Operations for the three and six
                 months ended December 31, 2000 and 1999                                                         4

                 Condensed Consolidated Statement of Cash Flows for the six months
                 ended December 31, 2000 and 1999                                                                5

                 Notes to Condensed Consolidated Financial Statements                                            6

Item 2.          Management's Discussion and Analysis of Financial Condition
                 and Results of Operations                                                                       9

Item 3.          Quantitative and Qualitative Disclosure About Market Risk                                      21

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                              22

Item 2.          Changes in Securities and Use of Proceeds                                                      22

Item 3.          Defaults Upon Senior Securities                                                                22

Item 4.          Submission of Matters to a Vote of Security Holders                                            22

Item 5.          Other Information                                                                              22

Item 6.          Exhibits and Reports on Form 8-K                                                               22

                 SIGNATURES                                                                                     23

PART I FINANCIAL INFORMATION

Item 1. Financial Statements


                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)



                                                                DECEMBER 31,            JUNE 30,
                                                                   2000                  2000
                                                                ------------           ---------
ASSETS
Current assets:
  Cash and cash equivalents .........................            $  71,029             $  99,149
  Short-term investments ............................               51,125                30,484
  Accounts receivable, net ..........................                6,543                 3,921
  Inventories .......................................                   --                   156
  Prepaid expenses and other current assets .........                1,326                 1,378
                                                                 ---------             ---------
         Total current assets .......................              130,023               135,088
Property and equipment, net .........................                9,721                 7,737
Intangible assets, net ..............................                8,438                11,828
Investment in joint venture .........................                   --                   894
Receivable from related parties .....................                  859                   268
Other assets ........................................                  191                   223
                                                                 ---------             ---------
                                                                 $ 149,232             $ 156,038
                                                                 =========             =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ..................................            $   1,886             $   1,203
  Accrued liabilities ...............................               13,942                 8,018
                                                                 ---------             ---------
         Total current liabilities ..................               15,828                 9,221
                                                                 ---------             ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Ordinary shares ...................................                5,489                 5,425
  Additional paid-in capital ........................              221,747               221,399
  Notes receivables from shareholders ...............               (2,029)               (2,067)
  Deferred stock compensation .......................               (9,751)              (15,057)
  Accumulated deficit ...............................              (82,072)              (62,950)
  Accumulated other comprehensive income:
    Cumulative translation adjustment ...............                   20                    67
                                                                 ---------             ---------
         Total shareholders' equity .................              133,404               146,817
                                                                 ---------             ---------
                                                                 $ 149,232             $ 156,038
                                                                 =========             =========



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                -----------------------------     -----------------------------
                                                                DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                                   2000             1999             2000             1999
                                                                ------------     ------------     ------------     ------------
Net revenues:
  Advertising ............................................        $  6,691         $  2,106         $ 12,956         $  3,028
  Software products ......................................             681              811            1,390            1,666
  E-commerce .............................................             250               43              429               74
                                                                  --------         --------         --------         --------
                                                                     7,622            2,960           14,775            4,768
                                                                  --------         --------         --------         --------
Cost of revenues:
  Advertising (a) ........................................           3,714            1,866            7,326            3,270
  Software products (a) ..................................             279              503              555            1,035
  E-commerce .............................................             141               49              269               82
  Stock-based compensation ...............................             110              148              238              269
                                                                  --------         --------         --------         --------
                                                                     4,244            2,566            8,388            4,656
                                                                  --------         --------         --------         --------
Gross profit .............................................           3,378              394            6,387              112
                                                                  --------         --------         --------         --------
Operating expenses:
  Sales and marketing (a) ................................           5,797            4,367           12,023            6,857
  Product development (a) ................................           2,540            1,615            5,008            2,975
  General and administrative (a) .........................           2,063            1,653            4,012            3,304
  Stock-based compensation ...............................           1,722            3,368            4,184           11,532
  Amortization of intangible assets ......................           1,688            1,702            3,390            3,404
                                                                  --------         --------         --------         --------
          Total operating expenses .......................          13,810           12,705           28,617           28,072
                                                                  --------         --------         --------         --------
Loss from operations .....................................         (10,432)         (12,311)         (22,230)         (27,960)
Interest income, net .....................................           2,001              826            4,001            1,127
                                                                  --------         --------         --------         --------
Loss before loss on equity investment and minority
  Interest ...............................................          (8,431)         (11,485)         (18,229)         (26,833)
Minority interest ........................................              --               71               --               92
Loss on equity investment ................................            (444)              --             (894)              --
                                                                  --------         --------         --------         --------
Net loss .................................................          (8,875)         (11,414)         (19,123)         (26,741)
Accretion on mandatorily redeemable convertible
  preference shares ......................................              --              (27)              --              (54)
                                                                  --------         --------         --------         --------
Net loss attributable to ordinary shareholders ...........        $ (8,875)        $(11,441)        $(19,123)        $(26,795)
                                                                  ========         ========         ========         ========

Basic and diluted net loss per share attributable
  to ordinary shareholders ...............................        $  (0.22)        $  (1.54)        $  (0.48)        $  (3.37)
                                                                  ========         ========         ========         ========

Shares used in computing basic and diluted net
  loss per share .........................................          40,123            7,425           39,844            7,951
                                                                  ========         ========         ========         ========

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

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)



                                                                                  SIX MONTHS ENDED
                                                                          ---------------------------------
                                                                          DECEMBER 31,         DECEMBER 31,
                                                                             2000                 1999
                                                                          ------------         ------------
Cash flows from operating activities:
  Net loss attributable to ordinary
     shareholders ..............................................            $(19,123)            $(26,795)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interests ........................................                  --                  (92)
     Loss on equity investment .................................                 894                   --
     Depreciation and amortization .............................               1,496                  410
     Stock-based compensation ..................................               4,422               11,801
     Amortization of intangible assets .........................               3,390                3,404
     Accretion on mandatorily redeemable
       convertible preference shares ...........................                  --                    54
     Changes in assets and liabilities,
       Accounts receivable, net ................................              (2,622)              (1,445)
       Inventories .............................................                 156                   (8)
       Prepaid expenses and other current assets ...............                  52               (1,423)
       Other assets ............................................                (559)                 (13)
       Accounts payable ........................................                 683                  632
       Accrued liabilities .....................................               5,878                1,748
                                                                            --------             --------
          Net cash used in operating activities ................              (5,333)             (11,727)
                                                                            --------             --------

Cash flows from investing activities:
  Acquisition of property and equipment ........................              (3,480)              (1,959)
  Investment in joint venture ..................................                  --               (1,396)
  Purchase of short-term investments ...........................             (20,641)              (3,060)
                                                                            --------             --------
          Net cash used in investing activities ................             (24,121)              (6,415)
                                                                            --------             --------
Cash flows from financing activities:
  Proceeds from issuance of preference shares, net .............                  --               63,809
  Proceeds from exercise of preference share warrant ...........                  --                   95
  Proceeds from issuance of ordinary shares under ESPP .........                 525                   --
  Proceeds from exercise of stock options ......................                 771                  136
  Proceeds from repayments of promissory notes .................                  38                  562
                                                                            --------             --------
          Net cash provided by financing activities ............               1,334               64,602
                                                                            --------             --------

Net increase (decrease) in cash and cash equivalents ...........             (28,120)              46,460
Cash and cash equivalents at beginning of period ...............              99,149               20,571
                                                                            --------             --------
Cash and cash equivalents at end of period .....................            $ 71,029             $ 67,031
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

                                    SINA.COM

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          (IN U.S. DOLLARS, UNAUDITED)

1.  THE COMPANY AND BASIS OF PRESENTATION

        SINA.com ("SINA" or the "Company") is a leading Internet media and services company for Chinese communities worldwide offering a full array of Chinese-language news, entertainment, e-commerce platforms, financial information, and lifestyle tips. With separate Web sites in China, Hong Kong, Taiwan and North America, SINA provides global content and services that speak directly to the audience of each region, enriching the online experience of its users.

        The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and six months ended December 31, 2000 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


2. RECENT ACCOUNTING PRONOUNCEMENT

        In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138, "Accounting for Derivatives Instruments and Hedging Activities - An Amendment of FASB Statement No. 133". SFAS No. 138 amends the accounting and reporting standards for certain derivatives and hedging activities such as net settlement contracts, foreign currency transactions and intercompany derivatives. The Company believes the adoption of this pronouncement will have no material impact on the Company's financial position or results of operations.

        In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies.

        In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the financial statements.

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

        The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                                              THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                                 DECEMBER 31,                DECEMBER 31,
     (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                                2000          1999          2000           1999
                                                                            --------      --------      --------      --------
     Net loss .........................................................     $ (8,875)     $(11,414)     $(19,123)     $(26,741)
     Accretion of mandatorily redeemable
          convertible preference redemption value .....................           --           (27)           --           (54)
                                                                            --------      --------      --------      --------
     Net loss attributable to ordinary shareholders ...................     $ (8,875)     $(11,441)     $(19,123)     $(26,795)
                                                                            ========      ========      ========      ========

     Basic and diluted:
        Weighted average shares used in computing basic and
          diluted net loss per ordinary shares ........................       40,123         7,425        39,844         7,951
                                                                            ========      ========      ========      ========
        Basic and diluted net loss per share
          attributable to ordinary shareholders .......................     $  (0.22)     $  (1.54)     $  (0.48)     $  (3,37)
                                                                            ========      ========      ========      ========

        Weighted average antidilutive securities including
          options, warrants, preference shares and
          restricted ordinary shares not included in net loss
          per share calculation .......................................        5,465        23,999         5,521        23,948
                                                                            ========      ========      ========      ========


4. SEGMENT INFORMATION

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

        The following is a summary of operations by segment for the six months ended December 31, 2000 and 1999:


                                                            SIX MONTHS ENDED DECEMBER 31,
                                                             2000                      1999
                                                   ----------------------     ----------------------
     (IN THOUSANDS)                                INTERNET      SOFTWARE     INTERNET      SOFTWARE
                                                   --------      --------     --------      --------
     Revenues ................................     $ 13,385      $  1,390     $  3,102      $  1,666
     Segment operating income (loss) .........      (14,557)          139      (12,134)          (65)


        The following is a summary of total assets by segment as of December 31, 2000 and June 30, 2000:


                                                 DECEMBER 31, 2000                 JUNE 30, 2000
                                             ------------------------        -------------------------
     (IN THOUSANDS)                          INTERNET        SOFTWARE        INTERNET         SOFTWARE
                                             --------        --------        --------         --------
     Total assets ...................         $28,626         $ 1,975         $20,983         $ 1,911

Reconciliation of segment information to financial statements:


                                                                             SIX MONTHS ENDED
                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                           2000              1999
                                                                         --------          --------
     LOSS FROM OPERATIONS:
     Total loss for reportable segments ........................         $(14,418)         $(12,199)
     Unallocated amounts:
          Stock-based compensation .............................           (4,422)          (11,532)
          Amortization of intangible assets ....................           (3,390)           (3,404)
          Other corporate expenses, net ........................               --              (584)
                                                                         --------          --------
     Loss from operations before interest,
          income taxes and minority interest ...................         $(22,230)         $(27,960)
                                                                         ========          ========


                                                                       DECEMBER 31,        JUNE 30,
                                                                          2000               2000
                                                                       ------------        --------
     ASSETS:
     Total assets for reportable segments ......................         $ 30,601          $ 22,894
     Cash and short-term investments ...........................          110,193           121,316
     Intangible assets .........................................            8,438            11,828
                                                                         --------          --------
                                                                         $149,232          $156,038
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

        Our overall revenues for the three and six months ended December 31, 2000 were $7.6 million and $14.8 million, respectively, which represent increases of 157.8% and 209.9% when compared with the corresponding periods in fiscal 2000. The increase in revenues was primarily driven by higher growth of our Internet advertising business.

        We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2000, we had an accumulated deficit of $82.1 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We intend to continually increase our spending on marketing and brand development, content enhancements and technology and infrastructure. We anticipate net losses and negative cash flows from operations in the foreseeable future.

        We recorded cumulative deferred stock compensation of approximately $36.5 million, net through December 31, 2000, which represents the difference between the exercise price of options granted through December 31, 2000 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $19.1 million and $3.4 million in fiscal 2000 and 1999, respectively. We expect the amortization of deferred compensation to approximate $7.8 million for fiscal 2001, $4.1 million for fiscal 2002, $1.9 million for fiscal 2003 and $0.2 million for fiscal 2004.

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


RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

REVENUES

        Advertising. We generated $6.7 million and $13.0 million in advertising revenues for the three and six months ended December 31, 2000, respectively, which represent increases of 217.7% and 327.9% when compared with the corresponding periods in fiscal 2000. The increases were primarily due to the increase in number of advertisers and amount of advertising contracts. For the three and six months ended December 31, 2000, advertising revenues accounted for 87.8% and 87.7% of our total revenues, respectively. For the three and six months ended December 31, 1999, advertising revenues accounted for 71.1% and 63.5% of our total revenues, respectively.

        Software. Our software revenues were $0.7 million and $1.4 million for the three and six months ended December 31, 2000, respectively, which represent decreases of 16.0% and 16.6% when compared with the corresponding periods in fiscal 2000. The decreases were mainly due to the fact that, as part our strategy to draw increased traffic to out portal networks, we began to provide more free downloads of some our software products on our Web sites. We expect our revenues from software sales to remain relatively flat or to decrease in the future.

        E-commerce. Our e-commerce revenues were $0.3 million and $0.4 million for the three and six months ended December 31, 2000, respectively, as compared to $43,000 and $74,000 for the same periods in fiscal 2000, respectively. The increases in e-commerce revenues were primarily due to the increased e-commerce activities in SinaMall on our North America and China sites

COST OF REVENUES

        Advertising. Our cost of advertising revenues was increased by 99.0% and 124.0% from $1.9 million and $3.3 million for the three and six months ended December 31, 1999, respectively, to $3.7 million and $7.3 million for the three and six months ended December 31, 2000, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense associated with our Web site production. Compared to the same periods in the prior year, the increase in cost of advertising revenues to support our rapidly growing internet user traffic was primarily due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions.

        Software. Our cost of software revenues decreased by 44.5% and 46.4% from $0.5 million and $1.0 million for the three and six months ended December 31, 1999, respectively, to $0.3 million and $0.6 million for the three and six months ended December 31, 2000, respectively. The decreases were primarily due to decreased software revenues as well as a higher percentage of the software revenues attributable to licensing arrangements which involved minimal costs.

        E-commerce. Our cost of e-commerce increased by 187.8% and 228.0% from $49,000 and $82,000 for the three and six months ended December 31, 1999, respectively, to $141,000 and $269,000 for the three and six months ended December 31, 2000. The increase in cost of e-commerce was primarily due to an increase in compensation related costs associated with personnel working directly in e-commerce activities.

SALES AND MARKETING EXPENSES

        Our sales and marketing expenses as a percentage of net sales decreased from 147.5% and 143.8% for the three and six months ended December 31, 1999, respectively, to 76.1% and 81.4% for the three and six months ended December 31, 2000. In absolute dollars, our sales and marketing expenses increased from $4.4 million and $6.9 million for the three and six months ended December 31, 1999, respectively, to $5.8 million and $12.0 million for the three and six months ended December 31, 2000, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The absolute dollar increase was mainly attributable to an increase in advertising costs associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

PRODUCT DEVELOPMENT EXPENSES

        Our product development expenses as a percentage of net sales decreased from 54.6% and 62.4% for the three and six months ended December 31, 1999, respectively, to 33.3% and 33.9% for the three and six months ended December 31, 2000, respectively. In absolute dollars, our product development expenses increased from $1.6 million and $3.0 million for the three and six months ended December 31, 1999, respectively, to $2.5 million and $5.0 million for the three and six months ended December 31, 2000, respectively. Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The absolute dollar increase was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

GENERAL AND ADMINISTRATIVE EXPENSES

        Our general and administrative expenses as a percentage of net sales decreased from 55.8% and 69.3% for the three and six months ended December 31, 1999, respectively, to 27.1% and 27.2% for the three and six months ended December 31, 2000, respectively. In absolute dollars, our general and administrative expenses increased from $1.7 million and $3.3 million for the three and six months ended December 31, 1999, respectively, to $2.1 million and $4.0 million for the three and six months ended December 31, 2000, respectively. The absolute dollar increase was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

STOCK-BASED COMPENSATION EXPENSE

        In connection with the grant of certain stock options, we recorded net unearned compensation of approximately $37.1 million, net through December 31, 2000, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. Of the total unearned compensation, approximately $1.8 million and $4.4 million was amortized in the three and six months ended December 31, 2000, respectively, as compared to $3.5 million and $11.8 million in the three and six months ended December 31, 1999, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

        As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million and $3.4 million for the three and six months, respectively, ended December 31, 2000 and 1999.

INTEREST INCOME (EXPENSE), NET

        Interest income, net increased from $0.8 million and $1.1 million for the three and six months ended December 31, 1999, respectively, to $2.0 million and $4.0 million for the three and six months ended December 31, 2000, respectively. The increases in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999 and the initial public offering in April 2000.

LOSS ON EQUITY INVESTMENT

        In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. We recorded $0.4 million and $0.9 million losses from our investment in the joint venture during the three and six months ended December 31, 2000, respectively.


LIQUIDITY AND CAPITAL RESOURCES

        We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through December 31, 2000, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of December 31, 2000, we had $122.2 million in cash and cash equivalents and short-term investments.

        Net cash used in operating activities was $5.4 million for the six months ended December 31, 2000 and was primarily attributable to our net loss of $19.1 million and an increase in accounts receivable of $2.6 million, largely offset by the non-cash stock-based compensation expense of $4.4 million, an increase in accrued liability of $5.9 million and amortization expense of $3.4 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com. Net cash used in operating activities was $11.7 million for the six months ended December 31, 1999 and was primarily attributable to our net loss of $26.8 million offset by non-cash stock-based compensation of $11.8 million and amortization expense of $3.4 million related to goodwill and other intangible assets.

        Net cash used in investing activities was $24.1 million for the six months ended December 31, 2000, primarily due to the purchase of short-term investments of $20.6 million and the purchase of capital equipment of $3.5 million. Net cash used in investing activities was $6.4 million for the six months ended December 31, 1999, primarily due to the purchase of short-term investments of $3.1 million, the purchase of capital equipment of $1.9 million and investment in a joint venture of $1.4 million.

        Net cash provided by financing activities was $1.3 million for the six months ended December 31, 2000, primarily related to the proceeds from the exercise of stock options of $0.8 million and issuance of Ordinary Shares of $0.5 million pursuant to Employee Stock Purchase Plan. Net cash provided by financing activities was $64.6 million for the six months ended December 31, 1999, primarily related to the proceeds from issuance of preference share of $63.8 million and the proceeds from repayment of promissory notes and from exercise of stock options.

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

We derive the majority of our revenues from the sale of advertisements under short-term contracts, which are difficult to forecast accurately.

        Most of our revenues are currently derived from advertising agreements or sponsorship arrangements. These agreements generally have terms no longer than two years and, in many cases, the terms are much shorter. Some of our advertisers are Internet companies which, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. However, our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising or sponsorship contracts could have a material adverse effect on our financial results. Because our operating expenses are likely to increase over the near term, to the extent that our expenses increase but our revenues do not, our business, operating results, and financial condition may be materially and adversely affected.


We have a history of losses and we anticipate future losses.

        We have never been profitable. As of December 31, 2000, we had an accumulated deficit of approximately $82.1 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to increased sales and marketing costs, additional personnel hires and our continuing branding campaign. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

        We derive a substantial percentage of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the Greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market and we cannot be sure that we would be able to maintain effectively this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower real gross domestic product growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist, expenditures for Internet access, infrastructure improvements and advertising could decrease, which would negatively affect our business and our profitability over time. In addition, the economic downturn in Asia could also lead to a devaluation of the currency of China, Taiwan or Hong Kong, which would decrease our revenues for the Greater China region in U.S. dollar terms.

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

        China has begun to regulate its Internet sector by making pronouncements or enacting regulations regarding the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the availability of securities offerings by companies operating in the Chinese Internet sector. In the opinion of our Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations. There are, however, substantial uncertainties regarding the proper interpretation of current and future Chinese Internet laws and regulations.

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

        In October 2000, the United States granted China permanent, normal trade status facilitating China's ability to enter into the World Trade Organization, or WTO. If China does join the WTO, foreign investment in Chinese Internet services may be liberalized to allow for 49% foreign ownership in key telecommunication services, including Chinese Internet ventures, for the first two years after China's entry into the WTO and 50% thereafter.

        In September 2000, the Chinese government issued a regulation concerning the licensing requirements of Internet companies and the forms of content acceptable on a Web site regulated by the Chinese government. In November 2000, the Chinese government issued additional regulations requiring Chinese Internet sites to use news from state-controlled media subject to certain limited exceptions. In November 2000, the Chinese government also promulgated regulations governing the use of chat room and bulletin-board systems requiring Chinese Internet companies to obtain approval for each category of chat room, banning certain content from chat rooms and holding Internet companies potentially liable for prohibited information that may appear in chat rooms.

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

        In November 2000, the Chinese government also promulgated regulations governing the use of chat room and bulletin-board systems requiring Chinese Internet companies to obtain approval for each category of chat room, banning certain content from chat rooms and holding Internet companies potentially liable for prohibited information that may appear in chat rooms. We have not obtained all the requisite approvals set forth in these regulations and thus cannot assure you that our business, financial condition and results of operations will not be materially and adversely affected by the application of these regulations.

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

        We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced changes to our executive management team. On January 31, 2001, Victor Lee resigned as our Chief Financial Officer. We also had two chief financial officers resign in 1999. Following our acquisition of Sinanet.com, James Sha served as our chief executive officer from March 1999 to August 1999. Mr. Sha resigned as chief executive officer on August 31, 1999 and resigned as a member of our Board of Directors on September 26, 1999. In August 1999, Zhidong Wang, who has served as our president since October 1997, was promoted to the position of chief executive officer. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in Greater China. In particular, we have experienced difficulty in hiring and retaining qualified personnel for our Hong Kong office and may experience similar problems in our other regional offices. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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

Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, or as a foreign personal holding company, or FPHC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. We believe that we were not a PFIC or an FPHC for 2000 or previous years, and we do not expect to be either in the future. However, the determination of whether or not we are a PFIC or an FPHC is made on an annual basis, and those determinations depend on the composition of our income and assets, in the case of the PFIC rules, and income and shareholders, in the case of the FPHC rules, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC or FPHC treatment, you should be aware that certain factors that could affect our classification as PFIC or FPHC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. Therefore, we cannot be sure that we will not be a PFIC or an FPHC for the current or any future taxable year.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

        The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $3.12 to $54.50 and the sale price of our common stock closed at $3.91 on January 31, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On November 21, 2000, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Wang Zhidong (with 21,417,756 shares voting for and 15,369 withheld) and Yongji Duan (with 21,417,756 shares voting for and 15,369 withheld). The terms of the following directors not subject to reelection this year continued after the meeting:
Pehong Chen, Daniel Chiang, Lip-Bu Tan and Ter Fung Tsao. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending June 30, 2001 (with 21,421,266 shares voting for, 10,084 against, and 1,775 abstaining).


Item 5. Other Information

        None.


        Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

    10.43:    Change of Control Agreement dated November 27, 2000 with Zhidong
              Wang

    10.44:    Change of Control Agreement dated November 27, 2000 with Daniel
              Mao

    10.45:    Change of Control Agreement dated November 27, 2000 with Victor
              Lee

    10.46:    Change of Control Agreement dated November 27, 2000 with Hurst Lin

    10.47:    Change of Control Agreement dated November 27, 2000 with Yan Wang


(b) Reports on Form 8-K.

        No reports on Form 8-K were filed by SINA.com during the quarter ended December 31, 2000.



                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         SINA.com

Dated: February 9, 2001                  By: /s/   Charles Chao
                                             ---------------------------------
                                             Charles Chao
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                               Index to Exhibits


   Exhibit
   Number                                  Description
   -------                                 -----------
    10.43:    Change of Control Agreement dated November 27, 2000 with Zhidong
              Wang

    10.44:    Change of Control Agreement dated November 27, 2000 with Daniel
              Mao

    10.45:    Change of Control Agreement dated November 27, 2000 with Victor
              Lee

    10.46:    Change of Control Agreement dated November 27, 2000 with Hurst Lin

    10.47:    Change of Control Agreement dated November 27, 2000 with Yan Wang