Form 10-Q
period 2001-03-31
SINA COM
filed 2001-05-14
CIK 1094005

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

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

      The number of shares outstanding of the registrant's ordinary shares as of April 30, 2001 was 41,336,495.

                                    SINA.COM

                                      INDEX

PART I.     FINANCIAL INFORMATION                                                   Page no.
                                                                                    --------
Item 1.     Condensed Consolidated Financial Statements (unaudited)

            Condensed Consolidated Balance Sheet at March 31, 2001 and
            June 30, 2000                                                               3

            Condensed Consolidated Statement of Operations for the three and nine
            months ended March 31, 2001 and 2000                                        4

            Condensed Consolidated Statement of Cash Flows for the nine months
            ended March 31, 2001 and 2000                                               5

            Notes to Condensed Consolidated Financial Statements                        6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                                   9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk                  21


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                          21

Item 2.     Changes in Securities and Use of Proceeds                                  21

Item 3.     Defaults Upon Senior Securities                                            21

Item 4.     Submission of Matters to a Vote of Security Holders                        21

Item 5.     Other Information                                                          22

Item 6.     Exhibits and Reports on Form 8-K                                           22

            SIGNATURE                                                                  22

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)


                                                           MARCH 31,   JUNE 30,
                                                             2001        2000
                                                           --------    --------
ASSETS
Current assets:
  Cash and cash equivalents.............................   $ 55,792    $ 99,149
  Short-term investments................................     59,972      30,484
  Accounts receivable, net..............................      4,649       3,921
  Inventories...........................................        --          156
  Prepaid expenses and other current assets.............      1,684       1,378
                                                           --------    --------
         Total current assets...........................    122,097     135,088
Property and equipment, net.............................     10,292       7,737
Intangible assets, net..................................      6,751      11,828
Investment in joint venture.............................          -         894
Receivables from related parties........................        725         268
Other assets............................................        192         223
                                                           --------    --------
                                                           $140,057    $156,038
                                                           ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................   $  1,890    $  1,203
  Accrued liabilities...................................     11,502       8,018
                                                           --------    --------
         Total current liabilities......................     13,392       9,221
                                                           --------   ---------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Ordinary shares.......................................      5,501       5,425
  Additional paid-in capital............................    221,743     221,399
  Notes receivable from shareholders....................     (1,617)     (2,067)
  Deferred stock compensation...........................     (7,915)    (15,057)
  Accumulated deficit...................................    (91,083)    (62,950)
  Accumulated other comprehensive income:
    Cumulative translation adjustment...................         36          67
                                                           --------    --------
         Total shareholders' equity.....................    126,665     146,817
                                                           --------    --------
                                                           $140,057    $156,038
                                                           ========    ========


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     ----------------------    ----------------------
                                                     MARCH 31,    MARCH 31,    MARCH 31,    MARCH 31,
                                                       2001         2000         2001         2000
                                                     ---------    ---------    ---------    ---------
Net revenues:
  Advertising .....................................  $  5,429     $  3,076     $ 18,385     $  6,104
  Software products ...............................       425          525        1,815        2,192
  E-commerce ......................................       275           44          704          118
                                                     --------     --------     --------     --------
                                                        6,129        3,645       20,904        8,414
                                                     --------     --------     --------     --------
Cost of revenues:
  Advertising .....................................     3,377        2,463       10,704        5,733
  Software products ...............................        69          250          624        1,285
  E-commerce ......................................       115          116          384          199
  Stock-based compensation ........................        96          168          334          437
                                                     --------     --------     --------     --------
                                                        3,657        2,997       12,046        7,654
                                                     --------     --------     --------     --------
Gross profit ......................................     2,472          648        8,858          760
                                                     --------     --------     --------     --------
Operating expenses:
  Sales and marketing .............................     5,634        4,589       17,657       11,447
  Product development .............................     2,364        2,029        7,372        5,004
  General and administrative ......................     2,063        1,667        6,074        4,971
  Stock-based compensation* .......................     1,583        3,537        5,767       15,069
  Amortization of intangible assets ...............     1,688        1,702        5,077        5,106
                                                     --------     --------     --------     --------
          Total operating expenses ................    13,332       13,524       41,947       41,597
                                                     --------     --------     --------     --------
Loss from operations ..............................   (10,860)     (12,876)     (33,089)     (40,837)
Interest income, net ..............................     1,850          975        5,850        2,103
                                                     --------     --------     --------     --------
Loss before minority interest and loss on
  investment in joint venture .....................    (9,010)     (11,901)     (27,239)     (38,734)
Minority interest .................................        --           27           --          119
Loss on investment in joint venture ...............        --         (245)        (894)        (245)
                                                     --------     --------     --------     --------
Net loss ..........................................    (9,010)     (12,119)     (28,133)     (38,860)
Accretion on mandatorily redeemable convertible
  preference shares ...............................        --          (27)          --          (81)
                                                     --------     --------     --------     --------
Net loss attributable to ordinary shareholders ....  $ (9,010)    $(12,146)    $(28,133)    $(38,941)
                                                     ========     ========     ========     ========

Basic and diluted net loss per share attributable
  to ordinary shareholders ........................  $  (0.22)    $  (1.41)    $  (0.70)    $  (4.77)
                                                     ========     ========     ========     ========
Shares used in computing basic and diluted net
  loss per share ..................................    40,300        8,586       39,996        8,162
                                                     ========     ========     ========     ========

------------

* Stock-based compensation was allocated among the
    associated expense categories as follows:
          Sales and marketing......................       $49         $109         $178         $463
          Product development......................       512        1,144        1,865        4,876
          General and administrative...............     1,022        2,284        3,724        9,730
                                                     --------     --------     --------     --------
                                                     $  1,583     $  3,537     $  5,767     $ 15,069
                                                     ========     ========     ========     ========



The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                             NINE MONTHS ENDED
                                                          ----------------------
                                                          MARCH 31,    MARCH 31,
                                                            2001         2000
                                                          ---------    ---------
Cash flows from operating activities:
  Net loss attributable to ordinary
     shareholders ....................................... $(28,133)    $(38,941)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Minority interests .................................       --         (119)
     Loss on investment in joint venture ................      894          245
     Depreciation and amortization ......................    2,469          787
     Stock-based compensation ...........................    6,101       15,506
     Amortization of intangible assets ..................    5,077        5,106
     Accretion on mandatorily redeemable
       convertible preference shares ....................       --           81
     Changes in assets and liabilities
       Accounts receivable, net .........................     (728)      (2,801)
       Inventories ......................................      156          (42)
       Prepaid expenses and other current assets ........     (306)      (3,439)
       Other assets .....................................     (426)         124
       Accounts payable .................................      687        1,067
       Accrued liabilities ..............................    3,453        5,061
                                                          --------     --------
          Net cash used in operating activities .........  (10,756)     (17,365)
                                                          --------     --------

Cash flows from investing activities:
  Purchase of property and equipment ....................   (5,024)      (4,948)
  Investment in joint venture ...........................       --       (1,396)
  Purchase of short-term investments ....................  (29,488)     (20,640)
                                                          --------     --------
          Net cash used in investing activities .........  (34,512)     (26,984)
                                                          --------     --------
Cash flows from financing activities:
  Proceeds from issuance of preference shares, net ......       --       63,889
  Proceeds from issuance of ordinary shares under ESPP ..      667           --
  Proceeds from exercise of stock options ...............      794          136
  Proceeds from repayments of promissory notes ..........      450          562
                                                          --------     --------
          Net cash provided by financing activities .....    1,911       64,587
                                                          --------     --------

Net increase (decrease) in cash and cash equivalents ....  (43,357)      20,238
Cash and cash equivalents at beginning of period ........   99,149       20,571
                                                          --------     --------
Cash and cash equivalents at end of period .............. $ 55,792     $ 40,809
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

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and nine months ended March 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2001 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2000.


2.  RECENT ACCOUNTING PRONOUNCEMENT

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The adoption of SAB 101 did not have a material impact on the Company's financial statements.

    In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44") "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25." FIN 44 clarifies the application of Opinion No. 25 for (a) the definition of employee for purposes of applying Opinion No. 25, (b) the criteria for determining whether a plan qualifies as noncompensatory plan, (c) the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions cover specific events that occur either after December 15, 1998, or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material impact on the Company's financial statements.


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

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                  MARCH 31,               MARCH 31,
                                                              -------------------    --------------------
          (IN THOUSANDS, EXCEPT FOR PER SHARE DATA)            2001        2000        2001        2000
                                                              -------    --------    --------    --------
          Net loss.........................................   $(9,010)   $(12,119)   $(28,133)   $(38,860)
          Accretion of mandatorily redeemable
             convertible preference redemption value.......        --         (27)         --         (81)
                                                              -------    --------    --------    --------
          Net loss attributable to ordinary
             shareholders..................................   $(9,010)   $(12,146)   $(28,133)   $(38,941)
                                                              =======    ========    ========    ========

          Basic and diluted:
             Weighted average shares used in
               computing basic and diluted net loss
               per ordinary shares ........................    40,300       8,586      39,996       8,162
                                                              =======    ========    ========    ========

             Basic and diluted net loss per share
               attributable to ordinary shareholders ......   $ (0.22)   $  (1.41)   $  (0.70)   $  (4.77)
                                                              =======    ========    ========    ========
             Antidilutive securities including options,
               warrants, preference shares and restricted
               ordinary shares not included in net
               loss per share calculation .................     6,195      31,724       6,195      31,724
                                                              =======    ========    ========    ========


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

    The following is a summary of operations by segment for the nine months ended March 31, 2001 and 2000:

                                                        NINE MONTHS ENDED MARCH 31,
                                                       2001                 2000
                                                ------------------   -------------------
          (IN THOUSANDS)                        INTERNET  SOFTWARE   INTERNET   SOFTWARE
                                                --------  --------   --------   --------
          Revenues .........................    $ 19,089  $1,815     $  6,222    $2,192
          Segment operating income (loss) ..     (22,097)    186      (19,558)     (137)


   The following is a summary of total assets by segment as of March 31, 2001 and June 30, 2000:

                                                  MARCH 31, 2001        JUNE 30, 2000
                                                ------------------   -------------------
          (IN THOUSANDS)                        INTERNET  SOFTWARE   INTERNET   SOFTWARE
                                                --------  --------   --------   --------

          Total assets .....................    $23,894    $1,753     $20,983    $1,911

    Reconciliation of segment information to financial statements:

                                                                NINE MONTHS ENDED MARCH 31,
                                                                ---------------------------
                                                                  2001               2000
                                                                --------           --------
    LOSS FROM OPERATIONS:
    Total loss for reportable segments                          $(21,911)          $(19,695)
    Unallocated amounts:
        Stock-based compensation                                  (6,101)           (15,506)
        Amortization of intangible assets                         (5,077)            (5,106)
        Other corporate expenses, net                                 --               (530)
                                                                --------           --------
    Loss from operations before interest, minority
        interest and loss on investment in joint venture        $(33,089)          $(40,837)
                                                                ========           ========


                                                                MARCH 31,          JUNE 30,
                                                                  2001              2000
                                                                ---------          --------
    ASSETS:
    Total assets for reportable segments                        $ 25,647           $ 22,894
    Cash and short-term investments not allocated to
    reportable segments                                          107,659            121,316
    Intangible assets                                              6,751             11,828
                                                                --------           --------
                                                                $140,057           $156,038
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

    Our overall revenues for the three and nine months ended March 31, 2001 were $6.1 million and $20.9 million, respectively, which represent increases of 68.1% and 148.4% when compared with the corresponding periods in fiscal 2000. The increase in revenues was primarily driven by higher growth of our Internet advertising business.

    We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2001, we had an accumulated deficit of $91.1 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

    We recorded cumulative deferred stock compensation of approximately $36.3 million through March 31, 2001, which represents the difference between the exercise price of options granted through March 31, 2001 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $19.1 million and $3.4 million in fiscal 2000 and 1999, respectively. We expect the amortization of deferred compensation to be approximately $7.7 million for fiscal 2001, $4.1 million for fiscal 2002, $1.8 million for fiscal 2003 and $0.2 million for fiscal 2004.

    In April 2000, we sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter's over-allotment option for net proceeds of approximately $68.8 million.

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED MARCH 31, 2001 AND 2000

REVENUES

    Advertising. We generated $5.4 million and $18.4 million in advertising revenues for the three and nine months ended March 31, 2001, respectively, which represent increases of 76.5% and 201.2% when compared with the corresponding periods in fiscal 2000. The increases were primarily due to the increase in number of advertisers and amount of advertising contracts. For the three and nine months ended March 31, 2001, advertising revenues accounted for 88.6% and 87.9% of our total revenues, respectively. For the three and nine months ended March 31, 2000, advertising revenues accounted for 84.4% and 72.5% of our total revenues, respectively.

    Software. Our software revenues were $0.4 million and $1.8 million for the three and nine months ended March 31, 2001, respectively, which represent decreases of 19.0% and 17.2% when compared with the corresponding periods in fiscal 2000. The decreases were mainly due to the fact that, as part our strategy to draw increased traffic to out portal networks, we began to provide more free downloads of some our software products on our Web sites. We expect our revenues from software sales to remain relatively flat or to decrease in the future.

    E-commerce. Our e-commerce revenues were $0.3 million and $0.7 million for the three and nine months ended March 31, 2001, respectively, as compared to $44,000 and $0.1 million for the same periods in fiscal 2000, respectively. The increases in e-commerce revenues were primarily due to the increased e-commerce activities in SinaMall on our China and North America sites.

COST OF REVENUES

    Advertising. Our cost of advertising revenues increased by 37.1% and 86.7% from $2.5 million and $5.7 million for the three and nine months ended March 31, 2000, respectively, to $3.4 million and $10.7 million for the three and nine months ended March 31, 2001, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense associated with our Web site production. Compared to the same periods in the prior year, the increase in cost of advertising revenues to support our rapidly growing Internet user traffic was primarily due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions.

    Software. Our cost of software revenues decreased by 72.4% and 51.4% from $0.3 million and $1.3 million for the three and nine months ended March 31, 2000, respectively, to $69,000 and $0.6 million for the three and nine months ended March 31, 2001, respectively. The decreases were primarily due to decreased software revenues as well as a higher percentage of the software revenues attributable to licensing arrangements which involved minimal costs.

    E-commerce. Our cost of e-commerce remained the same at $0.1 million for the three months ended March 31, 2000 and 2001. Our cost of e-commerce increased by 93.0% from $199,000 for the nine months ended March 31, 2000 to $384,000 for the nine months ended March 31, 2001. The increase in cost of e-commerce was primarily due to an increase in compensation related costs associated with personnel working directly in e-commerce activities.

SALES AND MARKETING EXPENSES

    Our sales and marketing expenses as a percentage of net sales decreased from 125.9% and 136.0% for the three and nine months ended March 31, 2000, respectively, to 91.9% and 84.5% for the three and nine months ended March 31, 2001. In absolute dollars, our sales and marketing expenses increased from $4.6 million and $11.4 million for the three and nine months ended March 31, 2000, respectively, to $5.6 million and $17.7 million for the three and nine months ended March 31, 2001, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The absolute dollar increase was mainly attributable to an increase in advertising expenses associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

PRODUCT DEVELOPMENT EXPENSES

    Our product development expenses as a percentage of net sales decreased from 55.7% and 59.5% for the three and nine months ended March 31, 2000, respectively, to 38.6% and 35.3% for the three and nine months ended March 31, 2001, respectively. In absolute dollars, our product development expenses increased from $2.0 million and $5.0 million for the three and nine months ended March 31, 2000, respectively, to $2.4 million and $7.4 million for the three and nine months ended March 31, 2001, respectively.

Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The absolute dollar increase was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

GENERAL AND ADMINISTRATIVE EXPENSES

    Our general and administrative expenses as a percentage of net sales decreased from 45.7% and 59.1% for the three and nine months ended March 31, 2000, respectively, to 33.7% and 29.1% for the three and nine months ended March 31, 2001, respectively. In absolute dollars, our general and administrative expenses increased from $1.7 million and $5.0 million for the three and nine months ended March 31, 2000, respectively, to $2.1 million and $6.1 million for the three and nine months ended March 31, 2001, respectively. The absolute dollar increase was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

STOCK-BASED COMPENSATION EXPENSE

    In connection with the grant of certain stock options, we recorded unearned compensation of approximately $36.3 million through March 31, 2001, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. Of the total unearned compensation, approximately $1.7 million and $6.1 million was amortized in the three and nine months ended March 31, 2001, respectively, as compared to $3.7 million and $15.5 million in the three and nine months ended March 31, 2000, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

    As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for both quarters ended March 31, 2001 and 2000, and was $5.1 million for both nine months ended March 31, 2001 and 2000.

INTEREST INCOME, NET

    Interest income, net increased from $1.0 million and $2.1 million for the three and nine months ended March 31, 2000, respectively, to $1.9 million and $5.9 million for the three and nine months ended March 31, 2001, respectively. The increases in interest income was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999 and the initial public offering in April 2000.

LOSS ON EQUITY INVESTMENT

    In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We accounted for our investment in the joint venture using the equity method of accounting. We recorded $0.9 million losses from our investment in the joint venture during the nine months ended March 31, 2001. The investment was fully written-off during the quarter ended December 31, 2000.


LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through March 31, 2001, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of March 31, 2001, we had $115.8 million in cash and cash equivalents and short-term investments.

    Net cash used in operating activities was $10.8 million for the nine months ended March 31, 2001 and was primarily attributable to our net loss of $28.1 million and an increase in accounts receivable of $0.7 million, largely offset by the non-cash stock-based compensation expense of $6.1 million, an increase in accrued liability of $3.5 million, depreciation expense of $2.5 million and amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com. Net cash used in operating activities was $17.4 million for the nine months ended March 31, 2000 and was primarily attributable to our net loss of $38.9 million, an increase in accounts receivable of $2.8 million, and an increase in prepaid expenses and other current assets of $3.4 million, offset by non-cash stock-based compensation of $15.5 million, an increase in accrued liabilities of $5.1 million, an increase in accounts payable of $1.1 million, and amortization expense of $5.1 million related to goodwill and other intangible assets.

    Net cash used in investing activities was $34.5 million for the nine months ended March 31, 2001, primarily due to the purchase of short-term investments of $29.5 million and the purchase of capital equipment of $5.0 million. Net cash used in investing activities was $27.0 million for the nine months ended March 31, 2000, primarily due to the purchase of short-term investments of $20.6 million, the purchase of capital equipment of $4.9 million and investment in a joint venture of $1.4 million.

    Net cash provided by financing activities was $1.9 million for the nine months ended March 31, 2001, primarily related to the proceeds from the exercise of stock options of $0.8 million and the issuance of Ordinary Shares of $0.7 million pursuant to Employee Stock Purchase Plan. Net cash provided by financing activities was $64.6 million for the nine months ended March 31, 2000, primarily related to the proceeds from issuance of preference share of $63.9 million and the proceeds from repayment of promissory notes and from exercise of stock options.

    Our principal commitments consist of obligations outstanding under various operating leases for our facilities. We have experienced an increase in our capital expenditures and operating lease arrangements, consistent with the growth in our operations and staffing. We anticipate that this will continue for the foreseeable future.

    We anticipate operating expenses and purchases of equipment will continue to constitute the majority of the future use of our cash resources. In addition, we may use our cash resources to acquire or make investments in complementary products, technologies or businesses. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position. The sale of additional equity will result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

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

    We have never been profitable. As of March 31, 2001, we had an accumulated deficit of approximately $91.1 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to increased sales and marketing costs, additional personnel hires and our continuing branding campaign. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

    Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

    A prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services, may be applied to Internet businesses such as ours. Some officials of the Chinese Ministry of Information Industry, or MII, have taken the position that foreign investment in the Internet sector is prohibited.

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

    Accordingly, it is possible that the relevant Chinese authorities could, at any time, assert that any portion or all of our existing or future ownership structure and businesses violates existing or future Chinese laws and regulations. It is also possible that the new laws or regulations governing the Chinese Internet sector that may be adopted in the future will prohibit or restrict foreign investment in, or other aspects of, any of our current or proposed businesses and operations or require governmental approvals for this offering. In addition, these new laws and regulations may be retroactively applied to us.

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

    We are also subject to potential liability for content on our Web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the Chinese Ministry of Information Industry. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Web sites.

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

    The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, and email and electronic commerce services in the Greater China market that may be competitive with our future offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom, and News Corp Ltd. is a major shareholder of Netease.com.

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

    In the area of Web-based services, we have contracted with OpenFind for integrated Web search technology to complement our directory and navigational guide, and with Critical Path for our U.S. site email services and third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

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

    We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced changes to our executive management team. On January 31, 2001, Victor Lee resigned as our Chief Financial Officer. We also had two chief financial officers resign in 1999, as well as our chief executive officer, James Sha. In August 1999, Zhidong Wang, who has served as our president since October 1997, was promoted to the position of chief executive officer. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in Greater China. In particular, we have experienced difficulty in hiring and retaining qualified personnel for our Hong Kong office and may experience similar problems in our other regional offices. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. During 2000, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $3.12 to $54.50 and the sale price of our common stock closed at $1.74 on April 30, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.


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

    Pursuant to the Registration Statement, the Company sold 4,600,000 shares of its Ordinary Shares for an aggregate offering price of $78.2 million. The Company incurred expenses of approximately $9.4 million, of which $5.5 million represented underwriting discounts and commissions and approximately $3.9 million represented other expenses related to the offering. The net offering proceeds to the Company after total expenses were $68.8 million. We plan to use the net proceeds for working capital and other general corporate purposes. A portion of the net proceeds may be used for the acquisition of businesses, products and technologies that are complementary to our own. The remaining net proceeds have been invested in cash, cash equivalents and short-term investments. The use of the proceeds from the offering does not represent a material change in the use of proceeds described in the prospectus.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a) Exhibits.

        10.48: Change of Control Agreement dated February 1, 2001 with Charles Chao

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by SINA.com during the quarter ended March 31, 2001.




                                    SIGNATURE

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SINA.com

Dated: May 14, 2001                      By: /s/ Charles Chao
                                             -----------------------------------
                                             Charles Chao
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)