Form 10-K
period 2001-06-30
SINA COM
filed 2001-09-28
CIK 1094005

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   FORM 10-K
                             ---------------------

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             For the fiscal year ended June 30, 2001

                        COMMISSION FILE NUMBER 000-30698



                                    SINA.COM
             (Exact Name of Registrant as specified in its charter)

                CAYMAN ISLANDS                                   52-2236363
       (State or other jurisdiction of            (I.R.S. Employer Identification Number)
        Incorporation or organization)

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

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $37,071,990 as of August 31, 2001, based upon the closing sale price on computed by reference to the closing price for the Ordinary Shares as quoted by the Nasdaq National Stock Market reported for such date. Shares of Ordinary Shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of August 31, 2001, there were 41,382,523 shares of the Registrant's Ordinary Shares, $0.133 par value.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Items 10-13 incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on November 27, 2001.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "except," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the caption "Business -- Risk Factors" included herein.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     SINA.com (SINA, or the Company) is a leading Chinese media and Internet services company for Chinese communities worldwide. We offer a portal network of four localized Web sites targeting China, Taiwan, Hong Kong and overseas Chinese in North America. Our users enjoy a full array of Chinese-language media, communications, business, enterprise and commerce service offerings. In addition, we offer proprietary software products that simplify access to Chinese Internet content.

     In September 2001, we entered into a definitive agreement to acquire approximately 29% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Exchange listed company. We plan to initiate a series of cross-media efforts including cross selling and promotion between the Company and Sun TV as well as a joint effort in the development of broadband services and content for the global Chinese markets.

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

     In general, we make our portal network and online services available without charge to users. In June 2001, we had 29 million registered users who viewed approximately 2.6 billion Web pages. Because of the popularity and growth in usage of our Web sites, we attract advertisers and merchants who wish to target the Chinese market. We generate revenue primarily through the sale of advertisements, advertising campaigns, promotions, sponsorships and merchandising. We also derive revenue from sales of our proprietary software products.

MEDIA PROPERTIES AND SERVICES

  SINA PORTAL NETWORK

     Our portal network consists of four destination Web sites dedicated to users in China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk) and overseas Chinese in North America (www.sina.com). Each of our destination sites consists of Chinese-language content organized into interest-specific channels, extensive community and communication services and sophisticated search capabilities.

  INTEREST-BASED CHANNELS

     We make available on all of our Web sites our four or five most popular interest-based channels. Our shared channels are organized around subjects such as News, Sports, Living, Finance, Technology and Entertainment. We also create for each individual site at least two localized channels specifically tailored for the local market. Although content varies across our Web sites, we are careful to preserve a consistent SINA brand identity and look and feel through our network.

     We also broadcast content on our interest-based channels including real-time news (numerous sources including Central News Agency, China Central Television, Beijing Television, China Economic Times and Xinhua News Agency), sports scores and commentary (China Football News, Min Sheng Bao), arts and living (China Entertainment, China Television, Togo Travel), stock quotes and investment commentary (Business Weekly, Shanghai Securities News, Reuters), science and technology updates (Openfind Search, ZDNet), and streaming Chinese-language audio and video content (China Television).

  COMMUNITY-BUILDING CHANNELS

     We offer an array of community-building services designed to encourage users to become active and loyal registered members, or SINA Netizens. Our integrated SinaMail, SinaPager, SinaChat, Club Yuan, E-Card and SinaForum products and services enable SINA Netizens to easily communicate with each other or with groups of others in the SINA community. SinaMail, our free email service, had 24.3 million registered users as of June 2001, and is one of the most popular email services in China. SinaPager, the instant-messaging service currently offered on our China Web site, enables SINA Netizens to know whether their friends are online and to send messages to them instantly. Through SinaChat and SinaForum, members with similar interests can meet and share their thoughts and opinions. For members seeking friends and personal relationship interests, our Club Yuan interactive dating service provides them a "community within a community".

  COMMERCE CHANNELS

     Online commerce is a natural extension of our portal network. We currently offer SinaMall, an intuitive and fun online shopping experience, on our China and North America Web sites. Through sponsorship and commission fee arrangements with local department stores, various suppliers and other e-commerce companies, our China and North American members can purchase a wide variety of goods and services online such as beauty products, books, clothing, computer hardware, electronics, event ticketing and food. In Taiwan we are one of the first few Chinese-language Web sites that offer airlines tickets over the Internet.

ADVERTISING, ELECTRONIC COMMERCE AND PREMIUM SERVICES

     We believe that the global Chinese Internet community is an attractive demographic target for advertisers because it represents an affluent, educated and technically sophisticated market. We derive a significant percentage of our revenues from the sale of advertisements and advertising-related services, including integrated advertising campaigns, placement fees, promotions, banner advertisements, sponsorships, and transaction fees generated from the sale of merchandise on our network. We also introduced a number of premium services in 2001, including short message, paid email and classified advertisement services, that allow users to fully utilize the broad reach and capabilities of our network.

  ADVERTISING SERVICES

     We employ a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, high-value contracts such as integrated marketing and communications packages. Our advertising product offerings consist of banner advertisements that appear on pages within the SINA network, higher profile promotional sponsorships that are typically focused on a particular event, such as the Olympics, and advertising campaign design and management services. We are also working with research firms in the United States and China to offer market survey services. By querying and aggregating feedback from our users, we expect to be able to provide our advertisers with prompt and valuable feedback on public engagement with their brands and products, thereby enabling advertisers to more easily gauge the effectiveness of their ongoing advertising campaigns.

     Our primary target client base for advertisers and sponsors consists of global corporations and Asia-focused regional companies, to which we sell from both our corporate and regional headquarters. Global corporations are typically Fortune 500 and 1000 companies with significant operations worldwide and employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Asian-Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. A partial list of our advertising clients include:
51job Network, 999 Group, AT&T, Beijing Yibao Online, CNA Life, Charles Schwab, Chuanglianwan Web, Dell, E*Trade, General Motor, IBM, Intel, Learning Technologies, Legend, Motorola, Nestle, Samsung, Scottstrade Securities, Standard Foods, TCL, Trend Micro, and YesAsia. In order to leverage our global resources, we have established advertising sales centers in Hong Kong, New York and California. Salespeople in each of these sales centers may sell a global promotions campaign to customers for delivery on any of our Web sites.

     We have built a global sales and marketing organization of approximately 130 professionals as of June 2001.

  E-COMMERCE SERVICES

     Our technology platform enables both multinational and local merchants to transact business online. We generate revenue from monthly hosting fees and through receiving a percentage of online sales from our merchant partners. Often we work closely with merchants to design customized marketing campaigns that involve both advertising and sales of their products over our network.

     We have also been a leader in creating mechanisms for secure transactions on the Internet in China. We have set up online payment systems and online banking services and launched a co-branded debit card with China Merchants Bank enabling users of our China Web site to make online purchases from our China SinaMall.

  PREMIUM SERVICES

     In 2001, we initiated a number of fee-based premium services that we believe will offer incremental benefits to subscribers who wish to fully leverage our network. We generate user fees from subscribers to our short message and paid email services and receive guaranteed fees for our classified advertisement services. Our short message service, offered in China, allows a user to send messages from the Internet to a cellular phone. Our paid SINA email service provides a subscriber with a larger email storage capacity and faster email access and response time. We have also partnered with a network of advertising resellers in China, who pay us a guaranteed fee in exchange for a pre-determined amount of classified advertisement space on our network that they then resell to their end customers.

SOFTWARE PRODUCTS

     We have designed an array of proprietary software products that allow users to easily view Chinese-language content and switch between Chinese and English languages without regard to the underlying operating system. RichWin, first launched in April 1994, is an operating system overlay that allows users to move easily between a Chinese and an English operating environment. We sell the latest version of our RichWin software product to businesses and consumers and, often at lower margin, to original equipment manufacturers. SinaPlus, our new-generation language translation engine, bundles tools and services such as SinaMail and SinaPager to provide our users with a more integrated online experience. SinaPlus is available for free download from our portal network. We also plan to offer new corporate services software that will help businesses establish and maintain their intranet and extranet Web sites by integrating their proprietary corporate content and applications with SINA's email, publishing and content services.

STRATEGIC RELATIONSHIPS

     We have developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend our brand and services to a broader audience.

  CONTENT PARTNERSHIPS

     The goal of our content partnerships is to provide our users with the broadest offering of Chinese-language content available. We contract with our content partners to display their content on one or more of our Web sites free of charge or in exchange for a share of revenue, a licensing fee, access to our content or a combination of these arrangements. Some of our leading content providers include Xinhua News Agency, China Central TV, People's Daily, Central News Agency, FTV News, China Press, Apple Daily, Singtao Daily, CBS Marketwatch, Reuters, Shanghai Securities News, Shenzhen Securities News, OTC Securities Exchange, Core Pacific-Yamaichi and ZDNet. These content partnerships are usually of one to two years' duration with one-year automatic renewal.

  APPLICATION AND SERVICE PARTNERSHIPS

     The goal of our application and service partnerships is to ensure that our users have access to user-friendly, reliable and scalable communication and search tools. Because many of our prospective partners have traditionally focused on non-Chinese speaking markets, our internal engineering and development teams often work closely with them to adapt their solutions to the Chinese-language market.

     We have an outsourcing agreement with Critical Path, under which Critical Path provides our web-based email service for SINA U.S. We also have an agreement with OpenFind to provide Chinese search functionality to some of our Web sites, and an agreement with CYC to provide online game technology for all our Web sites.

TECHNOLOGY INFRASTRUCTURE

     Our operating infrastructure is designed to serve and deliver hundreds of millions of page views a day to our users. This scalable infrastructure allows our users to access our products and services quickly and efficiently, regardless of their geographical location. Our infrastructure is also designed to provide high-speed access by forwarding queries to our Web hosting sites with greater resources or lower loads. Our Web pages are generated, served and cached by servers hosted at various co-location Web hosting sites in China, U.S., Taiwan and Hong Kong.

     Our servers run on RedHat Linux, FreeBSD, and Solaris platforms using Apache and Netscape servers. These servers are maintained at Cable and Wireless in Santa Clara, California, China Telecom Corporation in China, Seednet and Hinet in Taipei, Taiwan, and iAdvantage in Hong Kong. We believe that these hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

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

                           CHINA                TAIWAN                HONG KONG        NORTH AMERICA
                           -----                ------                ---------        -------------
PORTALS..............  Netease          Hinet                    Yahoo! Hong Kong      Yahoo! Chinese
                       Sohu             YahooKimo                HongKong.com
                       Capital Online   Seednet                  Netvigator
                       Yahoo! China     YAM                      36.com
                       Chinadotcom      PCHome                   Tom.com
                       Tom.com
                       FM365.com
CONTENT..............  ChinaByte        PCHome                   South China Morning
                                        ChinaTimes Interactive   Post Interactive
                                        ET Today                 Apple Daily
                                        United Daily Network     (atnext.com)
E-COMMERCE...........  8848.com         AcerMall                 Yahoo! Shopping
                       Eachnet.com      Yam                      Go2hk
                                        YahooKimo
                                        PCHome

     We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom and News Corp Ltd. is a major shareholder of Netease.com.

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

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

     The Chinese government has enacted an extensive regulatory scheme governing the operation of our business. Various Chinese governmental authorities, such as the Ministry of Information Industry, or MII, the State Administration of Industry and Commerce, or SAIC, and the Ministry of Public Security regulate the Chinese Internet industry. During our past fiscal year, the Chinese government enacted three significant regulations affecting our business:

     - Measures for the Administration of Internet Information Services enacted in September 2000,

     - The Telecommunications Regulations enacted in October 2000, and

     - The Provisional Regulations for the Administration of Web Site Operation of News Publication Services enacted in October 2000.

  APPLICABLE REGULATIONS

     On September 25, 2000, the Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect. Under the ICP Measures, any entity that provides information to online users of the Internet is obliged to obtain an operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described below. The ICP Measures also reiterated Internet content restrictions that have been promulgated by other ministries over the past few years. Moreover, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner. On January 4, 2001, the MII issued an ICP license to Beijing SINA Internet Information Services Co., Ltd., an entity that the Company has a contractual arrangement with to operate its website in China. See also
"Business -- Corporate Structure." On July 25, 2001, this entity also obtained a permit to operate its bulletin board systems pursuant to additional ICP Measure regulations issued on April 23, 2001 requiring all companies that operate bulletin board systems, or BBS, to obtain official permits.

     On October 1, 2000, the Telecommunications Regulations of the People's Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations reiterated the long-standing principle that telecommunications service providers need to procure an operating license as a mandatory precondition for the commencement of operations. Under current Chinese regulations, therefore, foreign companies such as SINA cannot own or operate value-added telecommunications business in China. Consequently, we conduct our business in China through two separate Chinese business entities. For a description of the contractual arrangements we have with these entities, please see "Risk Factors -- We have attempted to comply with the strict licensing and registration requirements of the PRC government by entering into agreements with two Chinese entities majority owned by our employees; if the PRC government finds that these agreements do not comply with the licensing requirements, our business in the PRC will be adversely affected." In the opinion of our Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations. Nevertheless, if we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet-related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

     In October 2000, the Provisional Regulations for the Administration of Web Site Operation of News Publication Services were jointly promulgated by the State Council Information Office and MII. These regulations stipulate that general Web sites established by non-news organizations may publish news released by certain official news agencies, if they satisfy the requirements set forth in Article 9, but may not publish news items produced by themselves or news sources from elsewhere. The aforementioned requirements include the following:

     - they must have a purpose and guidelines with respect to online news services that comply with laws and regulations,

     - they must have the necessary news editorial departments, funds, equipment and premises,

     - they must have professional staff in charge of editing who are experienced in journalism and are qualified at a medium or higher level to hold technical positions in journalism, and an appropriate number of editorial staff who are qualified at a medium or higher level to hold technical positions in journalism; and

     - they shall have news sources such as State news agencies, news bureau of departments under the State Council or news agencies directly under the provinces, autonomous regions or directly-administered municipalities.

     The above regulations also require the general Web sites of non-news organizations to apply to the State Council Information Office for approval after securing the consent of the State Council Information Office at the provincial level, before they commence operating news dissemination services. Besides, the general Web sites intending to publish the news released by the aforementioned news agencies or bureaus must enter into agreements with them and submit copies of those agreements to the relevant administration department. On December 27, 2000, the State Council Information Office approved Beijing SINA Internet Information Services Co., Ltd. to develop online news dissemination services.

     The scope and enforcement of these regulations is uncertain given their recent enactment. Moreover, we cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws. For a description of how the unsettled nature of Chinese regulations may affect our business, please see "Risk Factors -- We may not be in compliance with Chinese government regulations relating to foreign investment prohibitions and, if so determined, the Chinese government could cause us to discontinue our operations in China" and "-- Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate."

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

     The diagram below illustrates our current operating structure:

                                  (FLOW CHART)

     To comply with Chinese regulations, BSRS entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our new president, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider that was 70% owned by Zhidong Wang, our former president and chief executive officer whose employment was terminated in June 2001, and 30% owned by Yan Wang, and which we refer to as the ICP Company. Both entities are limited liability companies incorporated in China. In the opinion of our Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations.

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

     Our employment agreements with Zhidong Wang and Yan Wang require that they transfer their interest in the Ad Company or ICP Company at the net book value to us when allowed under Chinese law or to an employee or group of employees specified by us upon termination of their employment with us. In September 2001, Zhidong Wang completed the transfer of his shares in the ICP Company to five BSRS employees designated by us. Daniel Mao, our new chief executive officer now owns 30% of the ICP Company and each of the other four employees owns 10% of the ICP Company. These five employees and Yang Wang also entered into agreements with BSRS which require that they transfer their interest in the ICP Company to BSRS or to any person specified by BSRS at any time upon BSRS' request, provided that such transfer will not be in violation of Chinese laws and regulations.

EMPLOYEES

     As of June 30, 2001, we had 529 full-time employees, of whom 461 were employed outside the United States. We sometimes need to transfer some of these international employees to the United States on temporary or extended assignments, which typically require a visa. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

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

  WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES.

     We have never been profitable. As of June 30, 2001, we had an accumulated deficit of approximately $99.3 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to grow revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

  WE ARE RELYING ON ADVERTISING SALES AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE INTERNET HAS NOT BEEN PROVEN AS A SOURCE OF SIGNIFICANT ADVERTISING REVENUE IN GREATER CHINA.

     Our revenue growth is dependent on increased revenue from the sale of advertising space on our network and the acceptance and use of electronic commerce. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to Web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including: the development of a large base of users possessing demographic characteristics attractive to advertisers; downward pressure on online advertising prices; the development of independent and reliable means of verifying levels of online advertising and traffic; and the effectiveness of our advertising delivery, tracking and reporting systems.

     If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue will be negatively affected.

  WE ARE RELYING ON ELECTRONIC COMMERCE AS A SIGNIFICANT PART OF OUR FUTURE REVENUE, BUT THE INTERNET HAS NOT YET BEEN PROVEN AS AN EFFECTIVE COMMERCE MEDIUM IN GREATER CHINA.

     Our revenue growth also depends on the increasing acceptance and use of electronic commerce in Greater China. The Internet may not become a viable commercial marketplace in Asia for various reasons, many of which are beyond our control, including: inexperience with the Internet as a sales and distribution channel; inadequate development of the necessary infrastructure to facilitate electronic commerce; concerns about security, reliability, cost, ease of deployment, administration and quality of service associated with conducting business over the Internet; and inexperience with credit card usage or with other means of electronic payment in China.

     If the Internet does not become more widely accepted as a medium for electronic commerce, our ability to generate increased revenue will be negatively affected.

  UNDERDEVELOPED TELECOMMUNICATIONS INFRASTRUCTURE HAS LIMITED AND MAY CONTINUE TO LIMIT THE GROWTH OF THE INTERNET MARKET IN CHINA WHICH, IN TURN, COULD LIMIT OUR ABILITY TO GROW OUR BUSINESS.

     The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China's primary commercial network, which is owned and operated by China Telecom, a state-owned enterprise directly controlled by Chinese MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China will be limited and our business could be harmed.

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

     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; dependence on a limited number of advertisers, many of which have agreements with us that are cancelable upon a specified notice period, and the loss of any major advertiser; significant news events that increase traffic to our Web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market.

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

  WE MAY BE ADVERSELY AFFECTED BY CHINESE GOVERNMENT REGULATION OF INTERNET COMPANIES.

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and untested, their interpretation and enforcement may involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases have limited binding force as legal precedents. As a result, in many cases it is difficult to determine what actions or omissions may result in liability.

     Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

     - SINA only has contractual control over its website in China, it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services.

     - The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

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

     The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS, is currently licensed to operate as a software company. BSRS has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our new president, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider that was 70% owned by Zhidong Wang, our former president and chief executive officer and 30% owned by Yan Wang and which we refer to as the ICP Company. In September 2001, Zhidong Wang completed the transfer of his shares in the ICP Company to five BSRS employees designated by us. Daniel Mao, our new chief executive officer now owns 30% of the ICP Company and each of the other four employees owns 10% of the ICP Company.

     Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on www.sina.com.cn to the Ad Company. The Ad Company, in turn, sells advertisements in this space to third parties under its advertising license. In addition, BSRS has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company's provider of technical services, all in exchange for fees or other payments. BSRS will also be a consultant and service provider to the Ad Company for its domestic Chinese customers.

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

     Chinese government policy prohibits foreign investment in the telecommunications services industry, which it has defined to include Internet-related businesses. While we believe that we are in compliance with current Chinese government policies, we cannot be sure that the government will view our business as in compliance with these policies or any policies that may be made in the future. If we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet-related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

  EVEN IF WE ARE IN COMPLIANCE WITH CHINESE GOVERNMENTAL REGULATIONS RELATING TO LICENSING AND FOREIGN INVESTMENT PROHIBITIONS, THE CHINESE GOVERNMENT MAY PREVENT US FROM DISTRIBUTING, AND WE MAY BE SUBJECT TO LIABILITY FOR, CONTENT THAT IT BELIEVES IS INAPPROPRIATE.

     China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any Web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or to limit or regulate any current or future content or services available to users on our network, our business would be harmed.

     We are also subject to potential liability for content on our Web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems under regulations promulgated by the Chinese MII. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our Web sites.

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

     The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new Web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, and email and electronic commerce services in the Greater China market that may be competitive with our future offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic Web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. For example, America Online Inc. and Xinhua News Agency, one of our content suppliers, are major shareholders of Chinadotcom and News Corp Ltd. is a major shareholder of Netease.com.

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

  OUR BUSINESS AND GROWTH WILL SUFFER IF WE ARE UNABLE TO HIRE AND RETAIN KEY PERSONNEL THAT ARE IN HIGH DEMAND.

     We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced recent changes to our executive management team. In January 2001, Charles Chao was appointed as chief financial officer, replacing Victor Lee, and in June 2001, Daniel Mao was appointed as chief executive officer and Yan Wang was appointed as president, replacing Zhidong Wang. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in Greater China. In particular, we have experienced difficulty in hiring and retaining qualified personnel for our Hong Kong office and may experience similar problems in our other regional offices. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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

     A significant barrier to electronic commerce and communications over the Internet in general has been a public concern over security and privacy, especially the transmission of confidential information. If these concerns are not adequately addressed, they may inhibit the growth of the Internet and other online services generally, especially as a means of conducting commercial transactions. If a well-publicized Internet breach of security were to occur, general Internet usage could decline, which could reduce traffic to our destination sites and impede our growth.

  CURRENCY FLUCTUATIONS AND RESTRICTIONS ON CURRENCY EXCHANGE MAY ADVERSELY AFFECT OUR BUSINESS, INCLUDING LIMITING OUR ABILITY TO CONVERT CHINESE RENMINBI INTO FOREIGN CURRENCIES AND, IF RENMINBI WERE TO DECLINE IN VALUE, REDUCING OUR REVENUES IN U.S. DOLLAR TERMS.

     We generate revenues and incur expenses and liabilities in Chinese renminbi, Taiwan dollars, Hong Kong dollars, and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on China's domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

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

     Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, or as a foreign personal holding company, or FPHC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. We believe that we were not a PFIC or an FPHC for fiscal 2001 or previous years, and we do not expect to be either in the future. However, the determination of whether or not we are a PFIC or an FPHC is made on an annual basis, and those determinations depend on the composition of our income and assets, in the case of the PFIC rules, and income and shareholders, in the case of the FPHC rules, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC or FPHC treatment, you should be aware that certain factors that could affect our classification as PFIC or FPHC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. Therefore, we cannot be sure that we will not be a PFIC or an FPHC for the current or any future taxable year.

  OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal year 2001, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $1.50 to $31.00 and the sale price of our common stock closed at $1.26 on August 31, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

ITEM 2:  PROPERTIES

     In Sunnyvale, California, we have entered into a sublease agreement that expires on February 7, 2002. In Hong Kong, we have entered into a three-year lease agreement that expires in January 2003. In Beijing, we have offices under three lease agreements with various expiration dates from June 2003 through December 2008. We have entered into a lease agreement for our Taipei office that expires in December 2001. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

ITEM 3:  LEGAL PROCEEDINGS

     As of the date of this Form 10-K, there are no material legal proceedings pending or, to the best of our knowledge, threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

     (a) Market Information

     SINA.com Ordinary Shares are quoted on the Nasdaq National Market System under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company's Ordinary Shares for each period indicated as reported on the Nasdaq Stock Market:

                                                               HIGH     LOW
                                                              ------   ------
Year Ended June 30, 2000
  Fourth Quarter............................................  $54.50   $17.00
Year Ended June 30, 2001
  First Quarter.............................................   31.00    14.13
  Second Quarter............................................   12.38     3.13
  Third Quarter.............................................    4.31     1.50
  Fourth Quarter............................................    2.35     1.50

     The Closing price of the Company's Ordinary Share on the Nasdaq Stock Market on August 31, 2001 was $1.26.

     (b) Holders

     As of August 31, 2001, the Company had approximately 371 shareholders of record, although the Company believes that there is a significantly larger number of beneficial owners of its Ordinary Shares.

     (c) Dividends

     The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.

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

     The Company did not make any unregistered sales of the Company's Ordinary Shares during the fourth quarter of fiscal 2001.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected consolidated financial data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

                                                                      YEAR ENDED JUNE 30,
                                                        ------------------------------------------------
                                                          2001       2000      1999      1998     1997
                                                        --------   --------   -------   ------   -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Net Revenues:
  Advertising.........................................  $ 23,393   $ 11,013   $   561   $   --   $    --
  Software products...................................     2,276      2,943     2,248    2,499       942
  E-commerce and other................................     1,014        214        18       --        --
                                                        --------   --------   -------   ------   -------
                                                          26,683     14,170     2,827    2,499       942
                                                        --------   --------   -------   ------   -------
Cost of revenues:
  Advertising.........................................    13,771      8,950     1,156       --        --
  Software products...................................       671      1,640     1,285      674       325
  E-commerce and other................................       498        325        32       --        --
  Stock-based compensation............................       414        605        32       --        --
                                                        --------   --------   -------   ------   -------
                                                          15,354     11,520     2,505      674       325
                                                        --------   --------   -------   ------   -------
Gross profit..........................................    11,329      2,650       322    1,825       617
                                                        --------   --------   -------   ------   -------
Operating expenses:
  Sales and marketing.................................    21,694     17,476     1,405      622       210
  Product development.................................     9,648      7,358     1,512      452       155
  General and administrative..........................     8,918      6,951     2,085      941       371
  Stock-based compensation............................     7,097     18,460     3,360       --     1,737
  Amortization of intangible assets...................     6,765      6,807     1,745       43        --
                                                        --------   --------   -------   ------   -------
                                                          54,122     57,052    10,107    2,058     2,473
                                                        --------   --------   -------   ------   -------
Loss from operations..................................  $(42,793)  $(54,402)  $(9,785)  $ (233)  $(1,856)
                                                        ========   ========   =======   ======   =======
Net loss attributable to ordinary shareholders........  $(36,351)  $(51,067)  $(9,394)  $ (253)  $(1,868)
                                                        ========   ========   =======   ======   =======
Basic and diluted net loss per share attributable to
  ordinary shareholders...............................  $  (0.91)  $  (3.44)  $ (1.72)  $(0.05)  $ (4.42)
                                                        ========   ========   =======   ======   =======
Shares used in computing basic and diluted net loss
  per share...........................................    40,110     14,836     5,466    4,962       423
                                                        ========   ========   =======   ======   =======

                                                                          AS OF JUNE 30,
                                                           ---------------------------------------------
                                                             2001       2000      1999      1998    1997
                                                           --------   --------   -------   ------   ----
                                                                          (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents................................  $ 52,505   $ 99,149   $20,571   $5,090   $239
Working capital..........................................   102,246    125,867    24,057    5,268    133
Total assets.............................................   133,122    156,038    47,582    6,685    777
Mandatorily redeemable convertible preference shares and
  warrants...............................................        --         --    37,415    6,004     --
Total shareholders' equity (deficit).....................   119,967    146,817     7,703       (5)   203

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

OVERVIEW

     We are a leading Internet media and services company for Chinese communities worldwide. We offer a portal network of four localized Web sites targeting China, Taiwan, Hong Kong and overseas Chinese in North America. Our users enjoy a full array of Chinese-language media, communications, business, enterprise and commerce service offerings. In addition, we offer proprietary software products that simplify access to Chinese Internet content.

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

     We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce and other revenues are mainly derived from transaction and "slotting fees" paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall.

     Our net revenues were $26.7 million for the year ended June 30, 2001, as compared to $14.2 million and $2.8 million for the years ended June 30, 2000 and 1999, respectively. The year-to-year increases in revenues were primarily driven by high growth of our Internet advertising business.

     We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2001, we had an accumulated deficit of $99.3 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

     We recorded cumulative deferred stock compensation of approximately $35.2 million, net through June 30, 2001, which represents the difference between the exercise price of options granted through June 30, 2001 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $7.5 million and $19.1 million in fiscal 2001 and 2000, respectively. We expect the amortization of deferred compensation to approximate $3.5 million for fiscal 2002, $1.6 million for fiscal 2003 and $0.2 million for fiscal 2004.

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

     On September 12, 2001, we entered into a definitive agreement to acquire approximately 29% equity interest in Sun TV, a Hong Kong Exchange listed company, from its major shareholder for a total consideration of $8 million in cash and approximately 4.6 million in our newly issued ordinary shares. In addition, we have agreed to issue 3.3 million ordinary shares if Sun TV meets certain revenue targets over the next 18 months. The investment will be accounted for using the equity method of accounting.

RESULTS OF OPERATIONS

  YEARS ENDED JUNE 30, 2001, 2000 AND 1999

  Net Revenues

     Advertising. Our advertising revenues were $23.4 million for the year ended June 30, 2001, as compared to $11.0 million and $0.6 million for the years ended June 30, 2000 and 1999, respectively. The increases in advertising revenues from year to year were primarily due to the increase in number of advertisers and amount of advertising contracts. Approximately 970 customers advertised on our web sites during the year ended June 30, 2001 as compared to approximately 730 and 230 during the years ended June 30, 2000 and 1999, respectively. For the years ended June 30, 2001, 2000 and 1999, advertising revenues accounted for 88%, 78% and 20% of our total revenues, respectively.

     Software. Our software revenues were $2.3 million, $2.9 million and $2.2 million for the years ended June 30, 2001, 2000 and 1999, respectively. The higher software revenue in fiscal 2000 was due to a higher amount of software revenue generated from the bundled software products sales to OEM partners during fiscal 2000 as compared fiscal 2001 and 1999. Bundled software products incorporate software products from other vendors and have a higher unit selling price than the unbundled software products.

     E-commerce and Other. Our e-commerce revenues were $1.0 million for the year ended June 30, 2001, as compared to $214,000 and $18,000 for the years ended June 30, 2000 and 1999, respectively. The increases in e-commerce revenues from year to year were primarily due to the increased e-commerce activities on SinaMall on our China site.

  Cost of Revenues

     Advertising. Our cost of advertising revenues were $13.8 million, or 59% of net advertising revenue, as compared to $9.0 million and $1.2 million, or 81% and 206% of net advertising revenues, for the years ended June 30, 2000 and 1999, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site. These costs primarily consist of fees paid to third parties for Internet connection, content and services, and compensation related costs and equipment depreciation expense. The increases in absolute dollars in cost of advertising revenues were primarily due to an increase in Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our Web sites, and an increase in content and service provider fees to expand our Web site contents and to support the increased advertisement impressions. Our Web sites delivered approximately 2.6 billion page views in the month of June 2001 as compared to approximately 1.0 billion and 150 million in the months of June 2000 and 1999, respectively.

     Software. Our cost of software revenues was $671,000, $1.6 million and $1.3 million for the years ended June 30, 2001, 2000 and 1999, respectively. The significant decrease in fiscal 2001 was primarily due to a higher percentage of the software revenues attributable to licensing arrangements which involved minimal costs. The higher amount in fiscal 2000 was due to the higher software revenue amount and the increase in sales to OEM customers, with lower gross margin, in order to expand the user base of our Web sites. In addition, we sold more bundled software products which incorporate other vendors' software or hardware products to OEM customers during fiscal 1999 and fiscal 2000. The cost paid to other vendors was included in the cost of software revenues.

     E-commerce and Other. Our cost of e-commerce revenues was $498,000, $325,000 and $32,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The increases in cost of e-commerce revenue from year to year were primarily due to the increase in resources associated with e-commerce activities.

  Sales and Marketing

     Our sales and marketing expenses were $21.7 million, or 81% of net revenues for the year ended June 30, 2001, as compared to $17.5 million and $1.4 million, or 123% and 50% of net revenues for years ended June 30, 2000 and 1999, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The absolute dollar increases from year to year were primarily attributable to an increase in advertising expenses associated with our brand-building strategy, an increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

  Product Development

     Our product development expenses were $9.6 million, or 36% of net revenues for the years ended June 30, 2001, as compared to $7.4 million and $1.5 million, or 52% and 54% of net revenues in the year ended June 30, 2000 and 1999, respectively. Product development expenses consist primarily of payroll and related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to develop our software products. The absolute dollar increases in product development expenses from year to year were attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

  General and Administrative

     Our general and administrative expenses were $8.9 million, or 33% of net revenues for the year ended June 30, 2001, as compared to $7.0 million and $2.1 million, or 49% and 74% of net revenues in the years ended June 30, 2000 and 1999, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. The absolute dollar increases from year to year were mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

  Stock-Based Compensation

     In connection with the grant of certain stock options, the Company recorded net deferred stock compensation totaling $35.2 million through June 30, 2001, which is being amortized over the four-year vesting period of the options. Of the total deferred stock compensation, approximately $7.5 million, $19.1 million and $3.4 million was amortized in the years ended June 30, 2001, 2000 and 1999, respectively.

  Amortization of Intangible Assets

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of $20.3 million, which are being amortized over three years. The amortization expense for the years ended June 30, 2001, 2000 and 1999 was $6.8 million, $6.8 million and $1.7 million, respectively.

  Interest Income, Net

     Interest income, net was $7.3 million for the year ended June 30, 2001, as compared to $3.8 million and $442,000 for the years ended June 30, 2000 and 1999, respectively. The increases in interest income from year to year was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series B preference shares in April 1999, Series C preference shares in October and November 1999, and the initial public offering in April 2000.

  Loss on Equity Investment

     In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd.. We accounted for our investment in the joint venture using the equity method of accounting. We recorded $501,000 loss from our investment in the joint venture in the year ended June 30, 2000 and the remaining investment of $894,000 was fully written off during the year ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations principally through private sales of our preference shares and initial public offering. From inception through June 30, 2001, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in our initial public offering. As of June 30, 2001, we had $109.8 million in cash and cash equivalents and short-term investments.

     For the year ended June 30, 2001, net cash used in operating activities was $14.2 million and was primarily attributable to our net loss of $36.4 million, largely offset by the non-cash stock-based compensation expense of $7.5 million, amortization expense of $6.8 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $3.6 million, and an increase in accrued liabilities of $3.5 million. For the year ended June 30, 2000, net cash used in operating activities was $20.1 million and was primarily attributable to our net loss of $51.1 million, largely offset by the non-cash stock-based compensation expense of $19.1 million, amortization expense of $6.8 million related to goodwill and other intangible assets, and an increase in accrued liabilities of $6.6 million. For the year ended June 30, 1999, net cash used in operating activities was $3.7 million and was primarily attributable to our net loss of $9.4 million, offset by non-cash stock-based compensation of $3.4 million and amortization expense of $1.7 million related to goodwill and other intangible assets.

     Net cash used in investing activities was $34.5 million for the year ended June 30, 2001, primarily due to the purchase of short-term investments of $26.8 million and the purchase of capital equipment of $7.7 million. Net cash used in investing activities was $34.9 million for the year ended June 30, 2000, primarily due to the purchase of short-term investments of $26.4 million, the purchase of capital equipment of $7.0 million and the investment in a joint venture of $1.4 million. Net cash used in investing activities was $5.0 million for the year ended June 30, 1999 primarily due to the purchase of short-term investments of $4.0 million and purchase of capital equipment of $1.3 million. These expenditures were partially offset by $289,000 of cash received from the Sinanet.com acquisition.

     Net cash provided by financing activities was $2.1 million for the year ended June 30, 2001, primarily attributable to proceeds of $1.5 million from sale of Ordinary Shares under stock plans and proceeds of $0.6 million from repayment of notes receivable from shareholders. Net cash provided by financing activities was $133.5 million for the year ended June 30, 2000, primarily attributable to net proceeds of $68.8 million received from the initial public offering in April 2000 and of $63.9 million received from the Series C preference share issuance in October and November 1999. The remaining cash provided by the financing activities was primarily from the proceeds of exercising stock options and preference share warrants. Net cash provided by financing activities was $24.2 million for the year ended June 30, 1999, which consisted primarily of net proceeds from sales of our preference shares.

     We currently have no material commitments other than those operating leases for our facilities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position. The sale of additional equity will result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values.

     SFAS No. 141 applies to business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will not change the Company's method of accounting used in previous business combinations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company will adopt SFAS No. 142 effective July 1, 2002. The adoption of SFAS No. 142 will not have impact on the amortization of the Company's existing goodwill and indefinite lived intangible assets due to the fact that the existing goodwill and indefinite lived intangible assets will be fully amortized prior to the year of adoption.

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

FOREIGN CURRENCY EXCHANGE RATE RISK

     The majority of the Company's revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. For fiscal 2001, 2000 and 1999, approximately 78%, 64% and 71% of our costs incurred and 74%, 69%, and 94% of our revenues derived were in these currencies. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See "Risk Factors -- Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms." We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of June 30, 2001 and 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
CONSOLIDATED FINANCIAL STATEMENTS:
Report of Independent Accountants...........................   28
Consolidated Balance Sheet at June 30, 2001 and 2000........   29
Consolidated Statement of Operations for each of the three
  years in the period ended June 30, 2001...................   30
Consolidated Statement of Shareholders' Equity for each of
  the three years in the period ended June 30, 2001.........   31
Consolidated Statement of Cash Flows for each of the three
  years in the period ended June 30, 2001...................   32
Notes to Consolidated Financial Statements..................   33

SUPPLEMENTARY FINANCIAL DATA:
Quarterly Financial Data (unaudited) for the two years ended
  June 30, 2001.............................................   50

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of SINA.com

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of shareholders' equity and of cash flows expressed in U.S. dollars present fairly, in all material respects, the financial position of SINA.com and its subsidiaries at June 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                                          /s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 14, 2001, except for the first paragraph of Note 4 and for Note 12, as to which the date is September 12, 2001

                                    SINA.COM

                           CONSOLIDATED BALANCE SHEET

                                                                      JUNE 30,
                                                              -------------------------
                                                                 2001          2000
                                                              -----------   -----------
                                                                  (IN U.S. DOLLARS)
                                                              (IN THOUSANDS, EXCEPT PER
                                                                   SHARE AMOUNTS)
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 52,505      $ 99,149
  Short-term investments....................................     57,284        30,484
  Accounts receivable, net..................................      4,262         3,921
  Inventories...............................................         12           156
  Prepaid expenses and other current assets.................      1,338         1,378
                                                               --------      --------
       Total current assets.................................    115,401       135,088
Property and equipment, net.................................     11,911         7,737
Intangible assets, net......................................      5,063        11,828
Investment in joint venture.................................         --           894
Receivables from related parties............................        556           268
Other assets................................................        191           223
                                                               --------      --------
          Total assets......................................   $133,122      $156,038
                                                               ========      ========

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,613      $  1,203
  Accrued liabilities.......................................     11,542         8,018
                                                               --------      --------
       Total current liabilities............................     13,155         9,221
                                                               --------      --------
Commitments and contingencies (Note 11)

Shareholders' equity:
  Preference Shares: $1.00 par value; 3,750 shares
     authorized; no shares issued or outstanding............         --            --
  Ordinary Shares: $0.133 par value; 75,000 shares
     authorized; 41,358 and 40,764 shares issued and
     outstanding............................................      5,504         5,425
  Additional paid-in capital................................    220,671       221,399
  Notes receivable from shareholders........................     (1,479)       (2,067)
  Deferred stock compensation...............................     (5,423)      (15,057)
  Accumulated deficit.......................................    (99,301)      (62,950)
  Accumulated other comprehensive income (loss):
     Cumulative translation adjustments.....................         (5)           67
                                                               --------      --------
       Total shareholders' equity...........................    119,967       146,817
                                                               --------      --------
          Total liabilities and shareholders' equity........   $133,122      $156,038
                                                               ========      ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                                     (IN U.S. DOLLARS)
                                                              (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Net revenues:
  Advertising...............................................  $ 23,393    $ 11,013    $   561
  Software products.........................................     2,276       2,943      2,248
  E-commerce and other......................................     1,014         214         18
                                                              --------    --------    -------
                                                                26,683      14,170      2,827
                                                              --------    --------    -------
Cost of revenues:
  Advertising...............................................    13,771       8,950      1,156
  Software products.........................................       671       1,640      1,285
  E-commerce and other......................................       498         325         32
  Stock-based compensation..................................       414         605         32
                                                              --------    --------    -------
                                                                15,354      11,520      2,505
                                                              --------    --------    -------
Gross profit................................................    11,329       2,650        322
                                                              --------    --------    -------
Operating expenses:
  Sales and marketing.......................................    21,694      17,476      1,405
  Product development.......................................     9,648       7,358      1,512
  General and administrative................................     8,918       6,951      2,085
  Stock-based compensation*.................................     7,097      18,460      3,360
  Amortization of intangible assets.........................     6,765       6,807      1,745
                                                              --------    --------    -------
       Total operating expenses.............................    54,122      57,052     10,107
                                                              --------    --------    -------
Loss from operations........................................   (42,793)    (54,402)    (9,785)
Interest income, net........................................     7,336       3,801        442
                                                              --------    --------    -------
Loss before loss in equity investment and minority
  interest..................................................   (35,457)    (50,601)    (9,343)
Loss on equity investment...................................      (894)       (501)        --
Minority interest in loss...................................        --         119         47
                                                              --------    --------    -------
Net loss....................................................   (36,351)    (50,983)    (9,296)
Accretion on Mandatorily Redeemable Convertible Preference
  Shares....................................................        --         (84)       (98)
                                                              --------    --------    -------
Net loss attributable to ordinary shareholders..............  $(36,351)   $(51,067)   $(9,394)
                                                              ========    ========    =======
Basic and diluted net loss per share attributable to
  ordinary shareholders.....................................  $  (0.91)   $  (3.44)   $ (1.72)
                                                              ========    ========    =======
Shares used in computing basic and diluted net loss per
  share.....................................................    40,110      14,836      5,466
                                                              ========    ========    =======
---------------
* Stock-based compensation was allocated among the
  associated expense categories as follows:
       Sales and marketing..................................  $  2,295    $  5,973    $    42
       Product development..................................       219         567        505
       General and administrative...........................     4,583      11,920      2,813
                                                              --------    --------    -------
                                                              $  7,097    $ 18,460    $ 3,360
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                 NOTES
                               ORDINARY SHARES   ADDITIONAL   RECEIVABLES
                               ---------------    PAID-IN         FROM       DEFERRED STOCK   ACCUMULATED
                               SHARES   AMOUNT    CAPITAL     SHAREHOLDERS    COMPENSATION      DEFICIT
                               ------   ------   ----------   ------------   --------------   -----------
                                                    (IN U.S. DOLLARS, IN THOUSANDS)
Balances at June 30, 1998....  4,962    $ 661     $  1,798      $     --        $     --       $ (2,489)
Issuance of Ordinary Shares
  pursuant to stock plans....     13        2            1            --              --             --
Sinanet acquisition..........  2,127      284       13,366            --              --             --
Deferred stock
  compensation...............     --       --       22,845            --         (22,845)            --
Amortization of deferred
  stock-based compensation...     --       --           --            --           3,392             --
Accretion on Mandatorily
  Redeemable Convertible
  Preference Shares..........     --       --           --            --              --            (98)
Housing provided by the Stone
  Group......................     --       --           45            --              --             --
Comprehensive loss:
  Net loss...................     --       --           --            --              --         (9,296)
  Currency translation
    adjustments..............     --       --           --            --              --             --
                               ------   ------    --------      --------        --------       --------
  Comprehensive loss.........
Balances at June 30, 1999....  7,102      947       38,055            --         (19,453)       (11,883)
Issuance of Ordinary Shares
  pursuant to stock plans....    597       79          162            --              --             --
Sale of Ordinary Shares for
  notes receivables from
  shareholders, net of
  repurchases................  2,957      394        2,235        (2,629)             --             --
Repayments of notes
  receivable from
  shareholders...............     --       --           --           562              --             --
Issuance of Ordinary Shares
  in initial public
  offering...................  4,600      612       72,114            --              --             --
Costs of initial public
  offering...................     --       --       (3,907)           --              --             --
Conversion of Preference
  Shares and Warrants to
  Ordinary Shares............  25,508   3,393       98,026            --              --             --
Deferred stock
  compensation...............     --       --       14,669            --         (14,669)            --
Amortization of deferred
  stock-based compensation...     --       --           --            --          19,065             --
Accretion on Mandatorily
  Redeemable Convertible
  Preference Shares..........     --       --           --            --              --            (84)
Housing provided by the Stone
  Group......................     --       --           45            --              --             --
Comprehensive loss:
  Net loss...................     --       --           --            --              --        (50,983)
  Currency translation
    adjustments..............     --       --           --            --              --             --
                               ------   ------    --------      --------        --------       --------
Comprehensive loss...........
Balances at June 30, 2000....  40,764   5,425      221,399        (2,067)        (15,057)       (62,950)
Issuance of Ordinary Shares
  pursuant to stock plans,
  net of repurchases.........    594       79        1,459            --              --             --
Repayments of notes
  receivable from
  shareholders...............     --       --           --           588              --             --
Costs of initial public
  offering...................     --       --          (64)           --              --             --
Deferred stock
  compensation...............     --       --       (2,123)           --           2,123             --
Amortization of deferred
  stock-based compensation...     --       --           --            --           7,511             --
Comprehensive loss:
  Net loss...................     --       --           --            --              --        (36,351)
  Currency translation
    adjustments..............     --       --           --            --              --             --
                               ------   ------    --------      --------        --------       --------
Comprehensive loss...........
Balances at June 30, 2001....  41,358   $5,504    $220,671      $ (1,479)       $ (5,423)      $(99,301)
                               ======   ======    ========      ========        ========       ========


                               CUMULATIVE        TOTAL
                               TRANSLATION   SHAREHOLDERS'   COMPREHENSIVE
                               ADJUSTMENT       EQUITY           LOSS
                               -----------   -------------   -------------
                                     (IN U.S. DOLLARS, IN THOUSANDS)
Balances at June 30, 1998....     $ 25         $     (5)
Issuance of Ordinary Shares
  pursuant to stock plans....       --                3
Sinanet acquisition..........       --           13,650
Deferred stock
  compensation...............       --               --
Amortization of deferred
  stock-based compensation...       --            3,392
Accretion on Mandatorily
  Redeemable Convertible
  Preference Shares..........       --              (98)
Housing provided by the Stone
  Group......................       --               45
Comprehensive loss:
  Net loss...................       --           (9,296)       $ (9,296)
  Currency translation
    adjustments..............       12               12              12
                                  ----         --------        --------
  Comprehensive loss.........                                  $ (9,284)
                                                               ========
Balances at June 30, 1999....       37            7,703
Issuance of Ordinary Shares
  pursuant to stock plans....       --              241
Sale of Ordinary Shares for
  notes receivables from
  shareholders, net of
  repurchases................       --               --
Repayments of notes
  receivable from
  shareholders...............       --              562
Issuance of Ordinary Shares
  in initial public
  offering...................       --           72,726
Costs of initial public
  offering...................       --           (3,907)
Conversion of Preference
  Shares and Warrants to
  Ordinary Shares............       --          101,419
Deferred stock
  compensation...............       --               --
Amortization of deferred
  stock-based compensation...       --           19,065
Accretion on Mandatorily
  Redeemable Convertible
  Preference Shares..........       --              (84)
Housing provided by the Stone
  Group......................       --               45
Comprehensive loss:
  Net loss...................       --          (50,983)       $(50,983)
  Currency translation
    adjustments..............       30               30              30
                                  ----         --------        --------
Comprehensive loss...........                                  $(50,953)
                                                               ========
Balances at June 30, 2000....       67          146,817
Issuance of Ordinary Shares
  pursuant to stock plans,
  net of repurchases.........       --            1,538
Repayments of notes
  receivable from
  shareholders...............       --              588
Costs of initial public
  offering...................       --              (64)
Deferred stock
  compensation...............       --               --
Amortization of deferred
  stock-based compensation...       --            7,511
Comprehensive loss:
  Net loss...................       --          (36,351)       $(36,351)
  Currency translation
    adjustments..............      (72)             (72)            (72)
                                  ----         --------        --------
Comprehensive loss...........                                  $(36,423)
                                                               ========
Balances at June 30, 2001....     $ (5)        $119,967
                                  ====         ========

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    YEAR ENDED JUNE 30,
                                                              --------------------------------
                                                                2001        2000        1999
                                                              ---------   ---------   --------
                                                              (IN U.S. DOLLARS, IN THOUSANDS)
Cash flows from operating activities:
  Net loss..................................................  $(36,351)   $(50,983)   $(9,296)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Minority interests in losses of consolidated
       subsidiary...........................................        --        (119)       (47)
     Loss on equity investment..............................       894         501         --
     Depreciation and amortization..........................     3,566       1,476        312
     Stock-based compensation...............................     7,511      19,065      3,392
     Amortization of intangible assets......................     6,765       6,807      1,745
     Changes in assets and liabilities, net of effect of
       Sinanet acquisition:
       Accounts receivable, net.............................      (341)     (2,680)      (501)
       Inventories..........................................       144          15       (136)
       Prepaid expenses and other current assets............        40        (996)       (91)
       Receivable from related parties......................      (288)       (268)        --
       Other assets.........................................        32         128         (9)
       Accounts payable.....................................       410         375        145
       Accrued liabilities..................................     3,452       6,576        812
                                                              --------    --------    -------
          Net cash used in operating activities.............   (14,166)    (20,103)    (3,674)
                                                              --------    --------    -------
Cash flows from investing activities:
  Cash acquired upon merger with Sinanet....................        --          --        289
  Acquisition of property and equipment.....................    (7,740)     (7,019)    (1,285)
  Investment in joint venture...............................        --      (1,395)        --
  Purchase of short-term investments........................   (26,800)    (26,447)    (4,037)
                                                              --------    --------    -------
          Net cash used in investing activities.............   (34,540)    (34,861)    (5,033)
                                                              --------    --------    -------
Cash flows from financing activities:
  Proceeds from issuance of Preference Shares, net..........        --      63,920     24,185
  Proceeds from issuance of Ordinary Shares, net............     1,474      69,060          3
  Proceeds from notes receivable from shareholders..........       588         562         --
                                                              --------    --------    -------
          Net cash provided by financing activities.........     2,062     133,542     24,188
                                                              --------    --------    -------
Net increase (decrease) in cash and cash equivalents........   (46,644)     78,578     15,481
Cash and cash equivalents at beginning of year..............    99,149      20,571      5,090
                                                              --------    --------    -------
Cash and cash equivalents at end of year....................  $ 52,505    $ 99,149    $20,571
                                                              ========    ========    =======
Supplemental disclosure of noncash investing and financing
  activities:
  Shares, warrants and options issued for Sinanet
     Acquisition............................................  $     --    $     --    $17,269
                                                              ========    ========    =======
  Ordinary Shares issued for notes receivable...............  $     --    $  2,629    $    --
                                                              ========    ========    =======
  Conversion of notes payable to Preference Shares..........  $     --    $     --    $ 3,509
                                                              ========    ========    =======
  Accretion on Mandatorily Redeemable Convertible Preference
     Shares.................................................  $     --    $     84    $    98
                                                              ========    ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                                    SINA.COM

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN U.S. DOLLARS)

1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  THE COMPANY

     SINA.com ("SINA" or the "Company") is a leading Chinese media and Internet services company for Chinese communities worldwide, offering a full array of Chinese-language media, communications, business, enterprise and commerce services. With separate Web sites in China, Hong Kong, Taiwan and North America, SINA.com provides global content and services that speak directly to the audience of each region, enriching the online experience of its users.

  SHARE SPLIT

     On November 1, 1999, the Company effected a one and one-half for one share split of the Company's Preference and Ordinary Shares. All share and per share amounts presented have been adjusted to reflect the share split.

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

  USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The equity and net income or loss attributable to the minority shareholder interests which related to the Company's subsidiaries, are shown separately in the consolidated balance sheets and consolidated statements of operations, respectively. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2001 and 2000, cash equivalents were composed primarily of investments in commercial paper and money market accounts stated at cost, which approximated fair value.

  SHORT-TERM INVESTMENTS

     Short-term investments were held as securities available for sale in accordance with Statement of Financial Accounting Standard ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity

                                    SINA.COM

                               (IN U.S. DOLLARS)

Securities" and are reported at amortized cost as of the balance sheet date which approximates fair market value. As of June 30, 2001 and 2000, the amount of gross unrealized gains and losses were not significant.

  INVENTORIES

     Inventories are stated at the lower of cost (weighted average method) or market (net realizable value).

  PROPERTY AND EQUIPMENT

     Property and equipment, including leasehold improvements, are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term.

  INTANGIBLE ASSETS, NET

     Intangible assets, which include developed technology, trade name, work force, content technology and goodwill arising from the acquisitions of Sinanet and additional interests in BSRS, are being amortized using the straight-line method over a period of three years from the acquisition date.

  IMPAIRMENT OF LONG-LIVED ASSETS

     The Company evaluates the recoverability of long-lived assets in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Based on its most recent analysis, the Company believes that there was no impairment of its property and equipment and intangible assets for all periods presented.

  REVENUE RECOGNITION

     The Company derives its revenues from advertising contracts, proprietary software products and licenses, and on-line commerce.

     Advertising revenues are derived principally from advertising and sponsorship arrangements. In its advertising contracts the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower. To the extent that minimum guaranteed impressions deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

     Revenue from barter transactions is recognized during the period in which the advertisements are displayed in the Company's properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Barter revenues represented 1.3% of the advertising revenues for the year ended June 30, 2000 and less than 1% of the advertising revenues for the years ended June 30, 2001 and 1999.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     Revenue from the sale of software products is recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. The Company delivers its software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized upon shipment. Software license agreements are non-refundable and allow the OEM partners to reproduce the Company's software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9. SOP 97-2, as amended, generally requires revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company's software product agreements do not involve multiple elements. The adoption of SOP 97-2, as amended, did not have a significant impact on the Company's accounting for revenues.

     E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within the Company's online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on the Company's Web site while the commission revenue is recognized on a net basis after both successful on-line verification of customers' credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

  PRODUCT DEVELOPMENT COSTS

     Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company's website. The Company recognizes website development costs in accordance with SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of website content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and as a result, all product development costs have been expensed as incurred.

  ADVERTISING EXPENSES

     The Company recognizes advertising expenses in accordance with SOP 93-7 "Reporting on Advertising Costs." As such, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses totaled $12.1 million, $8.8 million and $335,000 during the years ended June 30, 2001, 2000 and 1999, respectively.

  STOCK-BASED COMPENSATION

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," as amended by FASB Interpretation No. ("FIN") 44 "Accounting for Certain Transactions Including Stock Compensation -- an Interpretation of APB 25," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is, in

                                    SINA.COM

                               (IN U.S. DOLLARS)

general, recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period on an accelerated basis using the model presented in paragraph 24 of FIN
28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively.

     The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the EITF consensus in Issue No. 96-18 and FIN 44.

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

  FOREIGN CURRENCY

     The Company's operations in China, Hong Kong and Taiwan use the local currencies as their functional currencies. Accordingly, all assets and liabilities of the entities in China, Hong Kong and Taiwan are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a component of shareholders' equity.

     Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

  CERTAIN RISKS AND CONCENTRATIONS

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., China, Hong Kong and Taiwan which management believes are of high credit quality. The Company believes that the risk associated with accounts receivable is mitigated, to some extent, by the fact that the Company's customer base is geographically dispersed. The Company maintains an allowance for potential credit losses that it believes to be adequate. One customer represented 11% of net revenues for the year ended June 30, 2001. No individual customer accounted for more than 10% of net revenues for the years ended June 30, 2000 and 1999. One customer accounted for 11% of accounts receivable at June 30, 2001. No individual customer accounted for more than 10% of accounts receivable at June 30, 2000 and 1999.

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

                                    SINA.COM

                               (IN U.S. DOLLARS)

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

  COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive loss did not differ materially from net loss for the periods presented.

  RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of this pronouncement did not have a material impact on the Company's financial statements.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values.

     SFAS No. 141 applies to business combinations initiated after June 30, 2001. The adoption of SFAS No. 141 will not change the Company's method of accounting used in previous business combinations. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and the Company will adopt SFAS No. 142 effective July 1, 2002. The adoption of SFAS No. 142 will not have impact on the amortization of the Company's existing goodwill and indefinite lived intangible assets due to the fact that the existing goodwill and indefinite lived intangible assets will be fully amortized prior to the year of adoption.

2.  ACQUISITION OF SINANET

     On March 29, 1999, the Company acquired Sinanet.com ("Sinanet"), a company incorporated in California. Under the terms of the acquisition, the Company issued approximately 3,859,000 and 2,127,000 shares of Mandatorily Redeemable Convertible Preference Shares and Ordinary Shares, respectively, for all of the outstanding stock of Sinanet. In addition, the Company issued warrants and options to purchase 48,000 and 923,000 shares of the Company's Preference and Ordinary Shares, respectively, in exchange for all of the outstanding warrants and options of Sinanet. The stock, warrants and options had an aggregate fair market value of approximately $17.3 million. Including acquisition costs of $0.1 and assumed liabilities of $4.3 million, the total purchase price was $21.7 million. Included in the liabilities were convertible notes totaling

                                    SINA.COM

                               (IN U.S. DOLLARS)

$3.5 million, which were converted into the Company's preference shares in April 1999. The transaction was accounted for as a purchase.

     The allocation of the purchase price is as follows: (in thousands)

Net current assets..........................................  $   664
Property and equipment and other assets.....................      798
Developed technology........................................    1,638
Trade name..................................................      931
Work force..................................................      762
Content relationship........................................    1,197
Goodwill....................................................   15,724
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

     The following unaudited pro forma consolidated financial information reflects the results of operations for the year ended June 30, 1999, as if the acquisition had occurred on July 1, 1998, and after giving effect to purchase accounting adjustments. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition actually taken place on July 1, 1998, and may not be indicative of future operating results.

                                                               YEAR ENDED JUNE 30,
                                                                      1999
                                                              ---------------------
                                                                   (UNAUDITED)
                                                              (IN THOUSANDS, EXCEPT
                                                               PER SHARE AMOUNTS)
Net revenues................................................        $  3,661
Loss from operations........................................         (18,141)
Net loss attributable to ordinary shareholders..............         (17,826)
Basic and diluted net loss per share........................        $  (2.51)
Shares used in computing basic and diluted per share
  amounts...................................................           7,091

                                    SINA.COM

                               (IN U.S. DOLLARS)

3.  BALANCE SHEET COMPONENTS

                                                                   JUNE 30,
                                                              ------------------
                                                                2001      2000
                                                              --------   -------
                                                                (IN THOUSANDS)
CASH AND CASH EQUIVALENTS:
  Cash......................................................  $ 14,334   $10,556
  Commercial paper..........................................    38,171    88,593
                                                              --------   -------
                                                              $ 52,505   $99,149
                                                              ========   =======
SHORT-TERM INVESTMENTS*:
  Time deposits.............................................  $     30   $ 3,030
  Corporate notes and bonds.................................    57,254    27,454
                                                              --------   -------
                                                              $ 57,284   $30,484
                                                              ========   =======
ACCOUNTS RECEIVABLE, NET:
  Accounts receivable.......................................  $  5,843   $ 4,677
  Less: Allowance for doubtful accounts.....................    (1,581)     (756)
                                                              --------   -------
                                                              $  4,262   $ 3,921
                                                              ========   =======
PROPERTY AND EQUIPMENT, NET:
  Computer equipment and software...........................  $ 15,885   $ 8,403
  Furniture and fixtures....................................       735       478
  Leasehold improvements....................................       913       912
                                                              --------   -------
                                                                17,533     9,793
  Less: Accumulated depreciation and amortization...........    (5,622)   (2,056)
                                                              --------   -------
                                                              $ 11,911   $ 7,737
                                                              ========   =======
INTANGIBLE ASSETS:
  Purchased technology......................................  $  1,638   $ 1,638
  Trade name................................................       931       931
  Work force................................................       762       762
  Content relationship......................................     1,197     1,197
  Goodwill..................................................    15,895    15,895
                                                              --------   -------
                                                                20,423    20,423
  Less: Accumulated amortization............................   (15,360)   (8,595)
                                                              --------   -------
                                                              $  5,063   $11,828
                                                              ========   =======
ACCRUED LIABILITIES:
  Payroll and related expenses..............................  $  3,489   $ 3,458
  Deferred revenue..........................................     2,200     1,536
  Sales taxes payable.......................................       245       178
  Marketing expenses........................................     2,261        --
  Other.....................................................     3,347     2,846
                                                              --------   -------
                                                              $ 11,542   $ 8,018
                                                              ========   =======

     * As of June 30, 2001 and 2000, all short-term investments being held were with maturities of less than twelve months.

                                    SINA.COM

                               (IN U.S. DOLLARS)

4.  RELATED PARTY TRANSACTIONS

     Transactions with ICP Company and Ad Company. To comply with Chinese regulations, in April 2000, BSRS, the Company's subsidiary in China, entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd. (the "Ad Company") and Beijing SINA Internet Information Services Co., Ltd. (the "ICP Company".) Both entities are limited liability companies incorporated in China. The ICP Company is also able to transact business with third parties not affiliated with BSRS. In the opinion of SINA's Chinese counsel, the ownership of BSRS and its businesses comply with existing Chinese laws and regulations. All individual shareholders of the Ad Company and the ICP Company are required under their agreements with BSRS to transfer their interest in the Ad Company or ICP Company to BSRS or to any person specified by BSRS at any time upon BSRS' request, provided that such transfer will not be in violation of Chinese laws and regulations. Ad Company is a Chinese advertising company that is 75% owned by Yan Wang, SINA's new president, and 25% owned by BSRS. ICP Company is a Chinese Internet content provider that was 70% owned by Zhidong Wang, SINA's former president and chief executive officer and 30% owned by Yan Wang. In September 2001, Zhidong Wang completed the transfer of his shares in the ICP Company to five BSRS employees designated by the Company. Daniel Mao, SINA's new chief executive officer now owns 30% of the ICP Company and each of the other four employees owns 10% of the ICP Company.

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

     BSRS does not hold an equity interest in the ICP Company and does not have a legal agreement to control the ICP Company. Therefore, the financial statements of the ICP Company are not consolidated with those of SINA.com. The ICP Company is a related party because the shareholders of the ICP Company are officers at SINA.com. BSRS is dependent upon the ICP Company in order to fill advertising contracts in China. BSRS expects that it will need to provide financial support to the ICP Company. Until the ICP Company demonstrates that it can support its own operations through its charges to the Ad Company and its revenues from unrelated customers, BSRS will accrue for the costs and expenses of the ICP Company in excess of its revenues as the costs are incurred by the ICP Company. For the years ended June 30, 2001 and 2000, BSRS accrued $1.6 million and $381,000, respectively, for the ICP Company's loss. Under the agreements with the ICP Company, BSRS receives payments from the ICP Company for technical support and for the license. Such payments are accounted for as cost reimbursements unless there are corresponding revenues received by the ICP Company from unrelated parties. The effect of the accounting is that revenues that BSRS records related to transactions with the ICP Company will not exceed the revenues that the ICP Company earns from unrelated parties. During the years ended June 30, 2001 and 2000, BSRS recorded $924,000 and $95,000, respectively, of revenue from technical support service provided to the ICP Company, which amount equals to the revenue the ICP Company received from unrelated parties during the same period. In accordance to the agreements with the Ad Company and the ICP Company, the Ad Company purchases advertising space from the ICP Company. During the years ended June 30, 2001 and 2000, the Ad Company paid the ICP Company $132,000 and $434,000, respectively, for advertising space. As a result of the transactions during the years ended June 30, 2001 and 2000, BSRS recorded a receivable from the ICP Company of $436,000 and $148,000 at June 30, 2001 and 2000, respectively. This amount plus loans by BSRS to certain employees for the purpose of setting up the ICP Company totaled to $556,000 and $268,000, which was reported as receivable from related parties as of June 30, 2001 and 2000, respectively.

                                    SINA.COM

                               (IN U.S. DOLLARS)

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

     Transactions with the Stone Group. The Company entered into certain transactions with Stone Electronic Technology Limited ("SETL"), Beijing Stone Electronic Technology Co., Ltd. and Beijing Stone Finance Company which were under the control of Stone Group Corporation ("the Stone Group"). The Stone Group held equity interests of 11.7%, 9.4% and 12.9% in the Company at June 30, 2001, 2000 and 1999, respectively.

     The following table summarizes the activities between the Company and the Stone Group:

                                                                YEAR ENDED
                                                                 JUNE 30,
                                                              --------------
                                                               2000    1999
                                                              ------   -----
                                                              (IN THOUSANDS)
Receivable (payable) at beginning of period.................  $ 340    $343
Sales to the Stone Group....................................     20      86
Expenses paid for the Stone Group...........................     --      --
Deposits (payment received) in the Stone Group..............   (121)     --
Provision provided for deposits in the Stone Group..........   (121)     --
Repayment to (from) the Stone Group, net....................   (118)    (89)
                                                              -----    ----
Receivable (payable) at end of period.......................  $  --    $340
                                                              =====    ====

     There were no activities between the Company and the Stone Group during the year ended June 30, 2001.

     Sales transactions with a shareholder. In February 2000, the Company entered into a definitive agreement and a license agreement with a shareholder who held approximately 2.2% and 6.2% of the total number of Ordinary shares outstanding as of June 30, 2001 and 2000, respectively. In accordance to the definitive agreement, the Company will build a storefront on SinaMall and provide advertising and technical support in exchange for certain fees. Under the license agreement, the Company licensed its RichWin software to this shareholder. During the years ended June 30, 2001 and 2000, the Company recognized revenues from this shareholder totaling $3.0 million and $987,000, respectively, or 11.3% and 7.0%, respectively, of the Company's total net revenues.
No revenue was recognized from this shareholder for the year ended June 30, 1999. The total accounts receivable from this shareholder as of June 30, 2001 and 2000 was $613,000 and $705,000, respectively.

     Joint venture investment. In December 1999, the Company contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. The investment in the joint venture is accounted for under the equity method. The total expenses incurred from service provided by the joint venture for the year ended June 30, 2001 and 2000 were $309,000 and $304,000, respectively. The total payable to the joint venture as of June 30, 2001 and 2000 was $309,000 and $304,000, respectively. The investment was written off due to the joint venture's cease of operation during the year ended June 30, 2001.

     Shareholder notes. During the year ended June 30, 2000, 2,957,000 options were exercised by certain officers of the Company for $2.6 million in notes payable to the Company prior to being vested. Of the notes receivable, $201,000 were canceled upon the termination of two officers during the year ended June 30, 2000. In addition, notes of $587,000 and $361,000 were repaid in the years ended June 30, 2001 and 2000,

                                    SINA.COM

                               (IN U.S. DOLLARS)

respectively. These ordinary shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse and have a five-year term. They bear interest ranging from 5.74% to 6.60%.

5.  INCOME TAXES

     Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The components of losses before income taxes are as follows:

                                                         FOR THE YEAR ENDED JUNE 30,
                                                        -----------------------------
                                                          2001       2000      1999
                                                        --------   --------   -------
                                                               (IN THOUSANDS)
Loss subject to U.S. income taxes only................  $(12,956)  $(13,566)  $(2,049)
Loss subject to foreign income taxes, and in certain
  cases, U.S. income taxes............................   (23,395)   (37,501)   (7,345)
                                                        --------   --------   -------
Loss before taxes.....................................  $(36,351)  $(51,067)  $(9,394)
                                                        ========   ========   =======

     The components of the net deferred tax assets as of June 30, 2001 and 2000 are as follows:

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Deferred tax assets:
  Net operating loss carryforward...........................  $ 15,224   $  9,527
  Other accruals and liabilities............................       521        549
  Research and development credits..........................       578        226
  Depreciation and amortization.............................       224         --
                                                              --------   --------
  Total deferred tax assets.................................    16,547     10,302
  Less: Valuation allowance.................................   (16,547)   (10,302)
                                                              --------   --------
                                                              $     --   $     --
                                                              ========   ========

     The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates the recoverability of the deferred tax assets and the level of the valuation allowance.

     As of June 30, 2001, the subsidiary of the Company in the United States had approximately $33.7 million of Federal and $14.7 million of State net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in fiscal years 2012 through 2021, and the State net operating loss carryforwards will expire, if unused, in fiscal years 2002 through 2006. The U.S. subsidiary's net operating loss and research and development tax credit carryforwards are subject to an annual limitation as a result of an ownership change, as defined by tax laws. Additionally, as of June 30, 2001, the Company's Hong Kong subsidiary had approximately $7.9 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The China subsidiary also had net operating loss carryforwards of approximately $16.5 million which can be carried forward for 5 years.

                                    SINA.COM

                               (IN U.S. DOLLARS)

6.  NET LOSS PER SHARE

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Numerator:
  Net loss..................................................  $(36,351)  $(50,983)  $(9,296)
  Accretion of mandatorily redeemable convertible preference
     redemption value.......................................        --        (84)      (98)
                                                              --------   --------   -------
  Net loss attributable to ordinary shareholders............  $(36,351)  $(51,067)  $(9,394)
                                                              ========   ========   =======
Denominator:
  Shares used in computing basic and diluted net loss per
     share..................................................    40,110     14,836     5,466
                                                              ========   ========   =======
Basic and diluted net loss per share attributable to
  ordinary shareholders.....................................  $  (0.91)  $  (3.44)  $ (1.72)
                                                              ========   ========   =======
Antidilutive securities including options, warrants,
  preference shares and restricted ordinary shares not
  included in net loss per share calculation................     5,357     23,859    13,468
                                                              ========   ========   =======

7.  AMENDMENT TO ARTICLE OF ASSOCIATION

     The Company amended its Article of Association upon the completion of its initial public offering in April 2000. Upon the adoption of the amended Article of Association, the Company is authorized to issue 75,000,000 Ordinary Shares, $0.133 par value per share, and 3,750,000 undesignated Preference Shares.

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

  CHINA CONTRIBUTION PLAN AND PROFIT APPROPRIATION

     The Company's subsidiary in China participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company's subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During years ended June 30, 2001, 2000 and 1999, the Company contributed to these funds a total of $1.4 million, $1.6 million and $0.4 million, respectively.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     Pursuant to the laws applicable to China's Foreign Investment Enterprises, the Company's subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company's discretion. Since the Company's PRC subsidiary is in a loss making position, no appropriations have been made to the general reserve fund.

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

     Options under the Company's Stock Option Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through June 30, 2001 generally vest 25% after the first year and then 2.083% each month thereafter. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. At June 30, 2001 and 2000, there were 888,000 and 1,446,000, respectively, shares of such Ordinary Shares issued that were subject to repurchase.

  1999 EXECUTIVE STOCK OPTION PLAN

     In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the "Executive Plan"). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of June 30, 2001, a total of 2,219,000 options had been granted under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through June 30, 2001 generally vest 25% after the first year and then 2.083% each month thereafter. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The

                                    SINA.COM

                               (IN U.S. DOLLARS)

Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

  DIRECTORS' STOCK OPTION PLAN

     In October 1999, the Board approved the 1999 Directors' Stock Option Plan (the "Directors' Plan") covering an aggregate of 750,000 ordinary shares. The Directors' Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a nonstatutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional nonstatutory stock option to purchase 15,000 shares on the date of each annual shareholders' meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director's Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors' Plan vest in full immediately upon grant. As of June 30, 2001, a total of 188,000 options had been granted under the Directors' Plan.

  ACTIVITIES OF ALL STOCK OPTION PLANS

     The following table summarizes stock option activity under the Company's stock option plans:

                                                          YEAR ENDED JUNE 30,
                                ------------------------------------------------------------------------
                                         2001                     2000                     1999
                                ----------------------   ----------------------   ----------------------
                                              WEIGHTED                 WEIGHTED                 WEIGHTED
                                              AVERAGE                  AVERAGE                  AVERAGE
                                  OPTIONS     EXERCISE     OPTIONS     EXERCISE     OPTIONS     EXERCISE
                                OUTSTANDING    PRICE     OUTSTANDING    PRICE     OUTSTANDING    PRICE
                                -----------   --------   -----------   --------   -----------   --------
                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Outstanding at beginning of
  period......................     4,722       $7.02        5,999       $0.56          504       $1.67
  Granted.....................     1,919        4.10        4,887        7.24        5,109        0.73
  Assumed in Sinanet
     acquisition..............        --          --           --          --          923        0.23
  Exercised...................      (531)       1.66       (5,171)       0.77          (13)       0.25
  Canceled....................    (1,641)       7.53         (993)       1.55         (524)       1.61
                                  ------                   ------                    -----
Outstanding at period end.....     4,469        6.21        4,722        7.02        5,999        0.56
                                  ======                   ======                    =====
Weighted average grant date
  fair value of options
  granted during the year.....                 $3.08                    $6.49                    $3.42

     At June 30, 2001, approximately 3,260,000 options were available for grant under the Plans.

                                       OPTIONS OUTSTANDING AT JUNE 30, 2001      OPTIONS EXERCISABLE AT
                                      ---------------------------------------         JUNE 30, 2001
                                                        WEIGHTED                -------------------------
                                                         AVERAGE     WEIGHTED                    WEIGHTED
                                                        REMAINING    AVERAGE                     AVERAGE
              RANGE OF                    NUMBER       CONTRACTUAL   EXERCISE       NUMBER       EXERCISE
          EXERCISE PRICES              OUTSTANDING        LIFE        PRICE      OUTSTANDING      PRICE
          ---------------             --------------   -----------   --------   --------------   --------
                                      (IN THOUSANDS)                            (IN THOUSANDS)
$ 0.16 - $ 6.87.....................      2,344           9.05        $ 2.55          682         $ 1.51
$ 7.33 - $ 7.33.....................      1,578           8.28          7.33        1,142           7.33
$11.50 - $26.00.....................        509           8.80         18.07          259          17.31
$26.50 - $29.37.....................         38           9.00         27.24            8          27.06
                                          -----                                     -----
                                          4,469                                     2,092
                                          =====                                     =====

                                    SINA.COM

                               (IN U.S. DOLLARS)

     Stock-based compensation. Stock options granted in fiscal 1998 had an original exercise price of $1.67. On October 1, 1998, the exercise price of these options were adjusted to $0.17 per share and the Company recognized $0.9 million in deferred stock compensation. In compliance with the terms of the original option agreements, these options were fully vested by March 29, 1999 upon the merger with Sinanet. Therefore, the Company recognized approximately $0.9 million in compensation expense related to these options in the year ended June 30, 1999.

     In connection with certain stock option grants during the years ended June 30, 2001, 2000 and 1999, the Company recorded deferred stock compensation totaling $0, $14.7 million and $21.9 million, respectively, which is being amortized over the vesting periods of the related options, which are generally four years. Amortization expense recognized during the years ended June 30, 2001, 2000 and 1999 totaled approximately $7.5 million, $19.1 million and $2.5 million, respectively.

     Fair value disclosures. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

                                                          YEAR ENDED JUNE 30,
                                               ------------------------------------------
                                                   2001           2000           1999
                                               ------------   ------------   ------------
Risk-free interest rate......................  4.64% - 6.15%  6.00% - 6.40%  5.08% - 5.75%
Expected life (in years).....................             4              4              5
Expected dividend yield......................            --             --             --
Volatility...................................           108%            84%            --

     Prior to the Company's initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considering the expected volatility of our stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss per share would have been adjusted to the pro forma amounts indicated below:

                                                              YEAR ENDED JUNE 30,
                                                        --------------------------------
                                                          2001        2000        1999
                                                        ---------   ---------   --------
                                                        (IN THOUSANDS, EXCEPT PER SHARE
                                                                    AMOUNTS)
Net loss
  As reported.........................................  $(36,351)   $(51,067)   $(9,394)
                                                        ========    ========    =======
  Pro forma...........................................  $(36,878)   $(53,429)   $(9,452)
                                                        ========    ========    =======
Net loss per share, basic and diluted
  As reported.........................................  $  (0.91)   $  (3.44)   $ (1.72)
                                                        ========    ========    =======
  Pro forma...........................................  $  (0.92)   $  (3.60)   $ (1.73)
                                                        ========    ========    =======

  EMPLOYEE STOCK PURCHASE PLAN

     In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan"). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months' duration, with

                                    SINA.COM

                               (IN U.S. DOLLARS)

new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company's Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of June 30, 2001, total contributions by employees to the Purchase Plan was $0.7 million and 79,149 shares had been issued under the Purchase Plan.

10.  SEGMENT INFORMATION

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

     Information about segments for the years ended June 30, 2001, 2000 and 1999, is as follows:

                                                           YEAR ENDED JUNE 30,
                                     ---------------------------------------------------------------
                                            2001                  2000                  1999
                                     -------------------   -------------------   -------------------
                                     INTERNET   SOFTWARE   INTERNET   SOFTWARE   INTERNET   SOFTWARE
                                     --------   --------   --------   --------   --------   --------
                                                             (IN THOUSANDS)
Revenues...........................  $ 24,407    $2,276    $ 11,227    $2,943    $   579    $ 2,248
Depreciation and amortization......    (3,208)     (356)     (1,328)     (148)       (94)      (218)
Segment operating income (loss)....   (28,574)       57     (28,440)      (90)    (2,479)    (2,226)
Segment assets.....................    25,669     1,915      20,983     1,911      6,213      2,677
Expenditures for long-lived
  assets...........................    (6,964)     (774)     (6,317)     (702)      (667)      (618)

                                    SINA.COM

                               (IN U.S. DOLLARS)

     Reconciliation of segment information to financial statements:

                                                                   YEAR ENDED JUNE 30,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                     (IN THOUSANDS)
LOSS FROM OPERATION:
Total loss for reportable segments..........................  $(28,517)  $(28,530)  $(4,705)
Unallocated amounts:
  Stock based compensation..................................    (7,511)   (19,065)   (3,392)
  Amortization of intangible assets.........................    (6,765)    (6,807)   (1,688)
                                                              --------   --------   -------
Loss from operations before interest, income taxes and
  minority interest.........................................  $(42,793)  $(54,402)  $(9,785)
                                                              ========   ========   =======

                                                                   JUNE 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                  (UNAUDITED)
                                                                (IN THOUSANDS)
ASSETS:
Total assets for reportable segments........................  $ 27,584   $ 22,894
Cash and short-term investments not allocated to reportable
  segments..................................................   100,475    121,316
Intangible assets...........................................     5,063     11,828
                                                              --------   --------
                                                              $133,122   $156,038
                                                              ========   ========

     The following is a summary of the Company's geographic operations:

                                                 U.S.     CHINA    HONG KONG   TAIWAN    TOTAL
                                                ------   -------   ---------   ------   -------
                                                                (IN THOUSANDS)
YEAR ENDED AND AS OF JUNE 30, 2001:
  Revenues....................................  $6,866   $17,190    $1,002     $1,625   $26,683
  Long-lived assets...........................   1,754     6,103     1,317      2,737    11,911
YEAR ENDED AND AS OF JUNE 30, 2000:
  Revenues....................................  $4,414   $ 8,080    $  525     $1,151   $14,170
  Long-lived assets...........................   1,694     3,690       938      1,415     7,737
YEAR ENDED AND AS OF JUNE 30, 1999:
  Revenues....................................  $  122   $ 2,594    $   --     $  111   $ 2,827
  Long-lived assets...........................     979       885        81        249     2,194

     Revenues are attributed to the countries in which the invoices are issued.

11.  COMMITMENTS AND CONTINGENCIES

     Leases. The Company leases office space under noncancelable operating leases with various expiration dates through December 2008. Rent expense for the years ended June 30, 2001, 2000 and 1999 totaled $1.1 million, $778,000 and $333,000, respectively.

                                    SINA.COM

                               (IN U.S. DOLLARS)

     At June 30, 2001 future minimum lease payments under noncancelable operating leases are as follows (in thousands):


YEAR ENDING JUNE 30,
  2002......................................................      $  801
  2003......................................................         467
  2004......................................................         261
  2005......................................................         268
  2006......................................................         274
  2007 and after............................................         382
                                                                  ------
                                                                  $2,453
                                                                  ======

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

12.  SUBSEQUENT EVENTS

     In July 2001, the Company reached an agreement with an officer upon his termination, which resulted in a severance charge in the amount of $645,000. This amount was accrued for at June 30, 2001.

     On September 12, 2001, we entered into a definitive agreement to acquire approximately 29% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Exchange listed company, from its major shareholder for a total consideration of approximately $8 million in cash and approximately 4.6 million in newly issued ordinary shares, In addition, the Company have agreed to issue 3.3 million ordinary shares if Sun TV meets certain revenue targets over the next 18 months. The investment will be accounted for using the equity method of accounting.

                                    SINA.COM

                               (IN U.S. DOLLARS)

QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table reflects our unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2001. We believe that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operations data. You should read the quarterly data with our consolidated financial statements and the notes to those statements.

                                                                      THREE MONTHS ENDED
                                   -----------------------------------------------------------------------------------------
                                   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,   JUNE 30,   MARCH 31,   DEC. 31,   SEPT. 30,
                                     2001       2001        2000       2000        2000       2000        1999       1999
                                   --------   ---------   --------   ---------   --------   ---------   --------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net revenues.....................  $ 5,779     $ 6,129    $ 7,622    $  7,153    $  5,757   $  3,645    $  2,960   $  1,808
Gross profit (loss)..............    2,470       2,472      3,378       3,009       1,890        648         394       (282)
Net loss attributable to ordinary
  shareholders...................   (8,217)     (9,010)    (8,875)    (10,249)    (12,126)   (12,146)    (11,441)   (15,354)
Basic and diluted net loss per
  share attributable to ordinary
  shareholders(1)................  $ (0.20)    $ (0.22)   $ (0.22)   $  (0.26)   $  (0.35)  $  (1.41)   $  (1.54)  $  (2.07)
Shares used in computing basic
  and diluted net loss per
  share..........................   40,453      40,300     40,123      39,565      34,858      8,586       7,425      7,425

---------------
(1) See Notes 1 and 6 to the Consolidated Financial Statements for a detailed explanation of the determination of the shares used in computing basic and diluted loss per share.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference from the information under the captions "Proposal No. 1 -- Election of Directors", "Executive Officers of Registrant" and "Section 16 Beneficial Ownership Reporting Compliance" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the information under the captions "Executive Officer Compensation and Other Matters," "Report of the Compensation Committee of the Board of Directors on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Performance Graph" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the information under the captions "Record Date; Voting Securities" and "Information Regarding Beneficial Ownership of Principal Shareholders and Management" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the information under the captions "Certain Transactions" and "Compensation Committee Interlocks and Insider Participation" in the Registrant's Proxy Statement for its 2001 Annual Meeting of Shareholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     Upon request, we will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for SINA's most recent fiscal year. All requests should be sent to:

          SINA.com
        Investor Relations
        1313 Geneva Drive
        Sunnyvale, CA 94087
          (408) 548-0000

     In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by SINA.com at www.sec.gov. SINA's website is located at www.sina.com. Information contained on SINA's website is not a part of this Annual Report on Form 10-K.

     (a) The following documents are filed as part of this report:

          (1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

          (2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 25 of this report.

          (3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index on page 53 to page 55 of this report (numbered in accordance with Item 601 of Regulation S-K).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA.com has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          SINA.COM

                                          By:       /s/ CHARLES CHAO
                                            ------------------------------------
                                                        Charles Chao
                                                  Chief Financial Officer

Date: September 28, 2001

                               POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Mao and Charles Chao, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                   SIGNATURE                                   TITLE                       DATE
                   ---------                                   -----                       ----



                 /s/ DANIEL MAO                    Chief Executive Officer          September 28, 2001
------------------------------------------------   and Director (Principal
                   Daniel Mao                      Executive Officer)




                /s/ CHARLES CHAO                   Chief Financial Officer          September 28, 2001
------------------------------------------------   (Principal Financial Officer
                  Charles Chao                     and
                                                   Principal Accounting Officer)




               /s/ DANIEL CHIANG                   Chairman of the Board            September 28, 2001
------------------------------------------------
                 Daniel Chiang




                /s/ PEHONG CHEN                    Director                         September 28, 2001
------------------------------------------------
                  Pehong Chen




                /s/ YONGJI DUAN                    Director                         September 28, 2001
------------------------------------------------
                  Yongji Duan




                 /s/ LIP-BU TAN                    Director                         September 28, 2001
------------------------------------------------
                   Lip-Bu Tan




               /s/ TER-FUNG TSAO                   Director                         September 28, 2001
------------------------------------------------
               Tsao Ter-Fung Tsao

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
 2.1*    --  Agreement and Plan of Reorganization by and among SRS
             International Ltd., SINO Acquisition Corporation and
             Sinanet.com dated January 19, 1999.
 2.2*    --  Sale and Purchase Agreement among SRS International Ltd.,
             Stone Electronic Technology Limited, Wang Zhidong, Everbuilt
             Investments Limited and Brilliant Future Group Limited dated
             August 13, 1997.
 3.2*    --  Amended and Restated Articles of Association of SINA.com.
 3.4*    --  Amended and Restated Memorandum of Association of SINA.com.
 4.2*    --  Amended and Restated Investors' Rights Agreement dated
             October 19, 1999 among SINA.com and certain holders of
             SINA.com's securities.
10.1*    --  Form of Indemnification Agreement between SINA.com and each of its officers and directors.
10.2*    --  SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement.
10.3*    --  Sinanet.com 1997 Stock Plan and form of stock option
             agreement.
10.4*    --  Amended SINA.com 1999 Stock Plan and form of share option agreement.
10.5*    --  1999 Employee Stock Purchase Plan and form of subscription agreement.
10.6*    --  1999 Directors' Stock Option Plan and form of nonstatutory stock option agreement.
10.7*    --  License Agreement dated May 31, 1999, and subsequent License
             Agreement between the parties dated July 30, 1999, between
             Regus Business Centre Ltd. and SINA.com for office space
             located at 18/F, One International Finance Centre, 1 Harbour
             View Street, Central, Hong Kong.
10.8*    --  Sublease Agreement dated December 23, 1998 between
             Environmental and Occupational Risk Management, Inc, a
             California Partnership, and Sinanet.com for offices at 1313
             Geneva Drive, Sunnyvale, CA.
10.9*    --  Lease agreements between Beijing Stone Rich Sight
             Information Technology Co. Ltd. (a subsidiary of
             Sina.com)and the following entities: a) Beijing Shilihe
             Property Management Company Ltd dated October 16, 1997, b)
             Beijing Wanquan Hope Technology Development Center dated
             April 2, 1998, and c) Wanquan Primary School, Haidian
             District, Beijing dated December 15, 1998. All agreements
             are for office space located in Beijing Wanquan Primary
             School, Haidian District, Beijing.
10.10*   --  Lease agreement dated December 1, 1998 between Po-Hu Lee and
             SINA.Com Online for offices located at 3F, No. 29, An Ho
             Road, Ta An District, Taipei City, Taiwan.
10.12*   --  Offer Letter dated January 11, 1999 between SINA.com and
             Daniel Mao.
10.15*+  --  Joint Venture Agreement dated August 31, 1999 between
             AdForce, Inc., a Delaware Corporation, SINA.com, a Cayman
             Islands Corporation and Compuserve Consultants, Ltd. a Hong
             Kong company.
10.16*+  --  Value Added Link Agreement dated June 1, 1999 between Alta
             Vista Equipment Corporation and SINA.com.
10.17*+  --  Service Agreement dated June 16, 1999 between Critical Path,
             Inc. and SINA.com.
10.18*+  --  Web Page Search Service Agreement dated July 30, 1999 between Openfind Information Technology Corporation and
             SINA.com.
10.19*   --  1999 Executive Stock Plan.
10.20*   --  Side letter dated November 12, 1999 between China
             International Capital Corporation and SINA.com.
10.23*   --  Business Cooperation Agreement dated March 7, 2000 between
             Beijing SINA Internet Information Services Co., Ltd. and
             BSRS.
10.24*   --  Equipment and Leased Line Transfer Agreement dated March 7,
             2000 between Beijing SINA Internet Information Services Co.,
             Ltd. and BSRS.
10.25*   --  Agreement on Exercising Voting Right by Proxy dated March 7,
             2000 between Wang Zhidong and BSRS.

EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.26*   --  Advertising Agency Agreement dated March 7, 2000 between
             Beijing SINA Internet Information Services Co., Ltd. and
             SINA.com.
10.27*   --  Advertisement Production and Technical Service Agreement
             dated March 7, 2000 between Beijing Stone Rich Sight
             Information Technology Co., Ltd. and Beijing SINA
             Interactive Advertising Co. Ltd.
10.28*   --  Advertising Publication and Cooperation Agreement dated
             March 7, 2000 between Beijing SINA Internet Information
             Services Co., Ltd. and Beijing SINA Interactive Advertising
             Co., Ltd.
10.29*   --  Opinion of Commerce and Finance Law Offices dated March 14,
             2000 regarding approval by China Securities Regulatory
             Commission.
10.30*   --  Opinion of Commerce and Finance Law Offices dated March 20,
             2000.
10.31*   --  Employment Agreement dated September 23, 1999 between
             Beijing Store Rich Sight Technology Co. Ltd. and Yan Wang.
10.32*   --  Lease Agreement dated November 18, 1999 between Po-Hu Lee and SINA.Com Online for offices located at 3F, No. 29, AN Ho
             Road, Ta An District, Taipei City, Taiwan.
10.33*   --  Lease Agreement dated November 8, 1999 between Vicwood
             International Limited and SINA.com (Hong Kong) Limited for
             offices located at Units 01-03, 18th Floor, 199 Des Voeux
             Road, Central, Hong Kong.
10.34*   --  Loan agreement dated November 18, 1999 with Zhidong Wang to provide capital for ICP Company.
10.35*   --  Loan agreement dated October 12, 1999 with Zhidong Wang to provide capital for Ad Company.
10.36*   --  Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company.
10.37*   --  Amendment to Advertising Agency Agreement dated April 1,
             2000 between Beijing SINA Interactive Advertising Co., Ltd.
             and SINA.com.
10.38*   --  Amendment to Advertisement Publication and Cooperation
             Agreement dated April 1, 2000 between Beijing SINA
             Interactive Advertising Co., Ltd. and Beijing SINA Internet
             Information Services Co., Ltd.
10.39*   --  Amendment to Advertising Production and Technical Service
             Agreement dated April 1, 2000 between Beijing Stone Rich
             Sight Information Technology Co., Ltd. and Beijing SINA
             Interactive Advertising Co., Ltd.
10.40*   --  E-Commerce Cooperation Agreement dated April 1, 2000 between
             Beijing Stone Rich Sight Information Technology Co., Ltd.
             and Beijing SINA Internet Information Services Co., Ltd.
10.41*   --  First Amendment dated April 6, 2000 to Wang Zhidong's
             Executive Employment Agreement.
10.42*   --  First Amendment dated April 6, 2000 to Yan Wang's Labor
             Contract.
10.43**  --  Change of Control Agreement dated November 27, 2000 with
             Zhidong Wang.
10.44**  --  Change of Control Agreement dated November 27, 2000 with
             Daniel Mao.
10.45**  --  Change of Control Agreement dated November 27, 2000 with
             Victor Lee.
10.46**  --  Change of Control Agreement dated November 27, 2000 with
             Hurst Lin.
10.47**  --  Change of Control Agreement dated November 27, 2000 with Yan
             Wang.
10.48*** --  Change of Control Agreement dated February 1, 2001 with
             Charles Chao.
10.49    --  Separation and General Release Agreement dated July 30, 2001 between SINA.com and Zhidong Wang.
10.50    --  An agreement dated August 16, 2001 among Beijing Stone Rich
             Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang
             and Four Other Employees of BSRS.
21.1*    --  List of Subsidiaries.
23.1     --  Consent of Independent Accountants.
24.1     --  Power of Attorney (appears on the signature page of this report).

---------------

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Registration Statement on Form F-1 (Registration No. 333-11718) filed with the Commission on March 27, 2000, as amended.

** Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

*** Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

+   Confidential treatment requested as to portions of this exhibit.