Form 10-Q
period 2001-09-30
SINA COM
filed 2001-11-14
CIK 1094005

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

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's ordinary shares as of October 31, 2001 was 45,875,794.

                                    SINA.COM

                                      INDEX


                                                                        Page no.
PART I.     UNAUDITED FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheet at September 30, 2001 and
            June 30, 2001                                                      3

            Condensed Consolidated Statement of Operations for the three
            months ended September 30, 2001 and 2000                           4

            Condensed Consolidated Statement of Cash Flows for the three months
            ended September 30, 2001 and 2000                                  5

            Notes to Condensed Consolidated Financial Statements               6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          9

Item 3.     Quantitative and Qualitative Disclosure About Market Risk         20


PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                 21

Item 2.     Changes in Securities and Use of Proceeds                         21

Item 3.     Defaults Upon Senior Securities                                   21

Item 4.     Submission of Matters to a Vote of Security Holders               21

Item 5.     Other Information                                                 21

Item 6.     Exhibits and Reports on Form 8-K                                  21

            SIGNATURES                                                        22

PART I   UNAUDITED FINANCIAL INFORMATION

Item 1.  Financial Statements


                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)


                                                            SEPTEMBER 30,      JUNE 30,
                                                                 2001            2001
                                                            -------------     ---------
ASSETS
Current assets:
  Cash and cash equivalents ...............................   $  31,603       $  52,505
  Short-term investments ..................................      65,500          57,284
  Accounts receivable, net ................................       4,437           4,262
  Prepaid expenses and other current assets ...............       1,059           1,350
                                                              ---------       ---------
         Total current assets .............................     102,599         115,401
Property and equipment, net ...............................      11,220          11,911
Intangible assets, net ....................................       3,375           5,063
Long-term investment (Note 4) .............................      17,729              --
Other assets ..............................................       1,157             747
                                                              ---------       ---------
              Total assets ................................   $ 136,080       $ 133,122
                                                              =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ........................................   $   1,565       $   1,613
  Accrued liabilities .....................................       9,690          11,542
                                                              ---------       ---------
         Total current liabilities ........................      11,255          13,155
                                                              ---------       ---------

  Loan from a shareholder (Note 4) ........................       4,000              --

Commitments and contingencies (Note 6)

Shareholders' equity:
  Ordinary shares .........................................       6,104           5,504
  Additional paid-in capital ..............................     223,340         220,671
  Notes receivables from shareholders .....................      (1,050)         (1,479)
  Deferred stock compensation .............................      (2,962)         (5,423)
  Accumulated deficit .....................................    (104,595)        (99,301)
  Accumulated other comprehensive loss:
    Cumulative translation adjustments ....................         (12)             (5)
                                                              ---------       ---------
         Total shareholders' equity .......................     120,825         119,967
                                                              ---------       ---------
             Total liabilities and shareholders' equity ...   $ 136,080       $ 133,122
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

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                        THREE MONTHS ENDED
                                                  ----------------------------
                                                  SEPTEMBER 30,  SEPTEMBER 30,
                                                       2001          2000
                                                  -------------  -------------
Net revenues:
  Advertising ...................................   $  5,144       $  6,265
  Software products .............................        309            709
  E-commerce and other ..........................        608            179
                                                    --------       --------
                                                       6,061          7,153
                                                    --------       --------
Cost of revenues:
  Advertising ...................................      3,026          3,612
  Software products .............................         25            276
  E-commerce and other ..........................         52            128
  Stock-based compensation ......................         41            128
                                                    --------       --------
                                                       3,144          4,144
                                                    --------       --------
Gross profit ....................................      2,917          3,009
                                                    --------       --------
Operating expenses:
  Sales and marketing ...........................      3,328          6,226
  Product development ...........................      1,922          2,469
  General and administrative ....................      1,895          1,949
  Stock-based compensation* .....................        682          2,462
  Amortization of intangible assets .............      1,688          1,702
                                                    --------       --------
          Total operating expenses ..............      9,515         14,808
                                                    --------       --------
Loss from operations ............................     (6,598)       (11,799)
Interest income, net ............................      1,304          2,000
                                                    --------       --------
Loss before loss on equity investment ...........     (5,294)        (9,799)
Loss on equity investment .......................         --           (450)
                                                    --------       --------
Net loss ........................................   $ (5,294)      $(10,249)
                                                    ========       ========

Basic and diluted net loss per share ............   $  (0.13)      $  (0.26)
                                                    ========       ========
Shares used in computing basic and diluted net
  loss per share ................................     40,798         39,565
                                                    ========       ========
-----------
* Stock-based compensation was allocated among
  the associated expense categories as follows:
       Sales and marketing ......................   $     20      $      76
       Product development ......................        218            796
       General and administrative ...............        444          1,590
                                                    --------       --------
                                                    $    682       $  2,462
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

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)



                                                                  THREE MONTHS ENDED
                                                            ----------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                                 2001           2000
                                                            -------------  -------------
Cash flows from operating activities:
  Net loss ................................................   $ (5,294)      $(10,249)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss on equity investment ............................         --            450
     Depreciation and amortization ........................      1,290            775
     Stock-based compensation .............................        723          2,590
     Amortization of intangible assets ....................      1,688          1,702
     Changes in assets and liabilities,
       Accounts receivable, net ...........................       (175)        (1,155)
       Prepaid expenses and other current assets ..........        288             27
       Other assets .......................................       (407)           217
       Accounts payable ...................................        (48)           812
       Accrued liabilities ................................     (2,590)         2,238
                                                              --------       --------
          Net cash used in operating activities ...........     (4,525)        (2,593)
                                                              --------       --------

Cash flows from investing activities:
  Acquisition of property and equipment ...................       (599)        (2,453)
  Acquisition of long-term investment .....................     (7,900)            --
  Purchase of short-term investments ......................     (8,216)       (23,589)
                                                              --------       --------
          Net cash used in investing activities ...........    (16,715)       (26,042)
                                                              --------       --------
Cash flows from financing activities:
  Proceeds from issuance of ordinary shares ...............         16          1,276
  Repurchase of ordinary shares ...........................       (107)            --
  Proceeds from notes receivable from shareholders ........        429             19
                                                              --------       --------
          Net cash provided by financing activities .......        338          1,295
                                                              --------       --------

Net decrease in cash and cash equivalents .................    (20,902)       (27,340)
Cash and cash equivalents at beginning of period ..........     52,505         99,149
                                                              ========       ========
Cash and cash equivalents at end of period ................   $ 31,603       $ 71,809
                                                              ========       ========

Supplemental disclosure of noncash investing activities:
  Ordinary shares issued for acquisition of long-term
      investment ..........................................   $  5,098       $     --
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

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three months ended September 30, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values. The adoption of these pronouncements is not expected to have a significant impact on the Company's financial statements.

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is required to be applied starting with years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company's financial statements.

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

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:


                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                   -----------------------
        (in thousands, except for per share data)                    2001           2000
                                                                   --------       --------
        Net loss attributable to ordinary shareholders .........   $ (5,294)      $(10,249)
                                                                   ========       ========
        Basic and diluted:
          Weighted average shares used in computing basic and
            diluted net loss per ordinary share ................     40,798         39,565
                                                                   ========       ========
          Basic and diluted net loss per share attributable
            to ordinary shareholders ...........................   $  (0.13)      $  (0.26)
                                                                   ========       ========
          Weighted average antidilutive securities including
            options, warrants, preference shares and
            restricted ordinary shares not included in net
            loss per share calculation .........................      4,347          5,578
                                                                   ========       ========


4.  LONG-TERM INVESTMENT

    On September 28, 2001, the Company completed the acquisition of an approximately 29% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Stock Exchange listed company, from its major shareholder for a total consideration of $7.9 million in cash and approximately
4.6 million in newly issued ordinary shares, In addition, the Company agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. The investment will be accounted for using the equity method of accounting.

    In addition, on September 12, 2001, the Company entered into a loan agreement with Sun TV in which the Company agreed to provide a loan facility of $4.0 million to Sun TV for general working capital purposes. On the same date, the Company entered into another loan agreement with a shareholder, Ms. Lan Yang, the Chairperson and a shareholder of Sun TV, in which Ms. Yang agreed to loan $4.0 million to the Company to finance the above $4.0 million loan facility granted to Sun TV. Under this loan agreement, the Company shall be obliged to repay the loan to Ms. Yang only if Sun TV has first complied with all its payment obligations and the Company has received all monies due under the loan agreement between the Company and Sun TV.

    These two loan agreements have identical terms that both loan facilities are unsecured, bear interest at LIBOR plus a margin of 1% per annum and are repayable on September 28, 2004. The Company's $4.0 million loan facility to Sun TV is included in the long-term investment and the $4.0 million loan from Ms. Yang is recorded as a long-term liability as of September 30, 2001.

5.  SEGMENT INFORMATION

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

    The following is a summary of operations by segment for the three months ended September 30, 2001 and 2000:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                      2001                         2000
                                             ----------------------       ----------------------
        (IN THOUSANDS)                       INTERNET       SOFTWARE      INTERNET      SOFTWARE
                                             --------       -------       --------      --------
        Revenues .........................   $  5,752       $   309       $  6,444       $  709
        Segment operating income (loss) ..     (4,351)          (64)        (7,592)          85

    The following is a summary of total assets by segment as of September 30, 2001 and June 30, 2001:

                                                       THREE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------
                                                      2001                         2000
                                             ----------------------       ----------------------
        (IN THOUSANDS)                       INTERNET       SOFTWARE      INTERNET      SOFTWARE
                                             --------       -------       --------      --------
        Total assets .....................   $ 36,505       $ 1,382       $ 20,983       $1,911

    Reconciliation of segment information to financial statements:

                                                           THREE MONTHS ENDED SEPTEMBER
                                                           ----------------------------
                                                               2001            2000
                                                            ---------       ---------
        LOSS FROM OPERATIONS:
        Total loss for reportable segments ..............   $  (4,187)      $  (7,507)
        Unallocated amounts:
            Stock-based compensation ....................        (723)         (2,590)
            Amortization of intangible assets ...........      (1,688)         (1,702)
                                                            ---------       ---------
        Loss from operations before interest, income
          taxes and minority interest ...................   $  (6,598)      $ (11,799)
                                                            =========       =========

                                                          SEPTEMBER 30,      JUNE 30,
                                                               2001            2001
                                                          -------------     ---------
        ASSETS:
        Total assets for reportable segments ............   $  37,887       $  27,584
        Cash and  short-term investments not allocated
          to reportable segments ........................      90,818         100,475
        Intangible assets ...............................       3,375           5,063
                                                            ---------       ---------
                                                            $ 132,080       $ 133,122
                                                            =========       =========

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

    We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce and other revenues are mainly derived from transaction and "slotting fees" paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from fee-based premium services including short message and paid email services.

    We have incurred significant net losses and negative cash flows from operations since our inception. As of September 30, 2001, we had an accumulated deficit of $104.6 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

    We recorded cumulative deferred stock compensation of approximately $33.5 million, net through September 30, 2001, which represents the difference between the exercise price of options granted through September 30, 2001 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $7.5 million and $19.1 million in fiscal 2001 and 2000, respectively. We expect the amortization of deferred compensation to be approximately $3.5 million for fiscal 2002, $1.6 million for fiscal 2003 and $0.2 million for fiscal 2004.

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

    On September 28, 2001, we completed the acquisition of an approximately 29% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Stock Exchange listed company, from its major shareholder for a total consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares, In addition, we agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. The investment will be accounted for using the equity method of accounting.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

NET REVENUES

    Advertising. Our advertising revenues were $5.1 million and $6.3 million for the three months ended September 30, 2001 and 2000, respectively. The decrease in advertising revenues for the three months ended September 30, 2001 compared to the same period in fiscal 2001 was primarily due to a decrease in number of advertisers and amount of advertising contracts. The decrease was mainly in response to softness in the Internet advertising market in the U.S., Taiwan and Hong Kong. Approximately 400 customers advertised on our web sites during the three months ended September 30, 2001 as compared to approximately 430 during the three months ended September 30, 2000. For the three months ended September 30, 2001 and 2000, advertising revenues accounted for 84.9% and 87.6% of our total revenues, respectively.

    Software. Our software revenues were $309,000 and $709,000 for the three months ended September 30, 2001 and 2000, respectively. The decrease was mainly due to the decline in demand for our software products and also due to the fact that, as part of our strategy to draw increased traffic to our portal networks, we provided more free downloads of some of our software products on our Web sites.

    E-commerce and Other. Our e-commerce and other revenues were $608,000 and $179,000 for the three months ended September 30, 2001 and 2000, respectively. The increase was primarily due to the increased e-commerce activities in SinaMall on our China site and new revenue sources from fee-based premium services including short message and paid email services.


COST OF REVENUES

    Advertising. Our cost of advertising revenues decreased from $3.6 million or 57.7% of net advertising revenues for the three months ended September 30, 2000 to $3.0 million or 58.8% of net advertising revenues for the three months ended September 30, 2001. Our cost of advertising revenues consists of costs associated with the production of our Web site, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our Web site production. Compared to the same period in the prior year, the decrease in cost of revenue in absolute dollars was primarily due to a decrease in Internet connection costs. We also lowered the personnel related costs by improving productivity and reducing headcount.

    Software. Our cost of software revenues decreased from $276,000 for the three months ended September 30, 2000 to $25,000 for the three months ended September 30, 2001. The decrease was primarily due to the decrease in software revenues and to a higher percentage of software revenues being derived from licensing arrangements, which involve minimal costs.

    E-commerce and Other. Our cost of e-commerce and other revenues decreased from $128,000 for the three months ended September 30, 2000 to $52,000 for the three months ended September 30, 2001. The decrease was primarily due to a decrease in personnel related costs and the lower costs of maintaining e-commerce activities. The costs associated with short message and paid email services were minimal.


SALES AND MARKETING

   Our sales and marketing expenses decreased from $6.2 million or 87.0% of net revenues for the three months ended September 30, 2000 to $3.3 million or 54.9% of net revenues for the three months ended September 30, 2001. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The decrease from quarter to quarter was mainly attributable to the curtailment in spending for marketing and promotion of our Web sites and cost savings realized from workforce reductions.


PRODUCT DEVELOPMENT

    Our product development expenses decreased from $2.5 million or 34.5% of net revenues for the three months ended September 30, 2000 to $1.9 million or 31.7% of net revenues for the three months ended September 30, 2001. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to developing our software products. The decrease from quarter to quarter was primarily attributable to our strategy of focusing new research and development efforts in China and reducing our engineering workforce in other locations.


GENERAL AND ADMINISTRATIVE

    Our general and administrative expenses were $1.9 million or 31.3% of net revenues and $1.9 million or 27.2% of net revenues for the three months ended September 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services and provisions for doubtful accounts. The slight decrease in general and administrative expenses was a result of our cost reduction measures.


STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options, we recorded net unearned compensation of approximately $33.5 million, net through September 30, 2001, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four year. Of the total unearned compensation, approximately $723,000 and $2.6 million was amortized in the three months ended September 30, 2001 and 2000, respectively.


AMORTIZATION OF INTANGIBLE ASSETS

    As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for both quarters ended September 30, 2001 and 2000.


INTEREST INCOME, NET

    Interest income, net, decreased from $2.0 million for the three months ended September 30, 2000 to $1.3 million for the three months ended September 30, 2001. The decrease in interest income was primarily due to the lower averaged cash and short-term investment balances for the three months ended September 30, 2001 as compared to the same period in fiscal 2001.


LOSS ON EQUITY INVESTMENT

    In December 2000, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. We recorded a $450,000 loss from our investment in the joint venture during the three months ended September 30, 2000. The investment was fully written off in fiscal 2001 upon the cessation of operations of this joint venture company.


LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through September 30, 2001, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of September 30, 2001, we had $97.1 million in cash and cash equivalents and short-term investments.

    Net cash used in operating activities was $4.5 million for the three months ended September 30, 2001 and was primarily attributable to our net loss of $5.3 million and a decrease in accrued liability of $2.6 million, largely offset by amortization expense of $1.7 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $1.3 million and the non-cash stock-based compensation expense of $723,000. Net cash used in operating activities was $2.6 million for the three months ended September 30, 2000 and was primarily attributable to our net loss of $10.2 million and an increase in accounts receivable of $1.2 million, largely offset by the non-cash stock-based compensation expense of $2.6 million, an increase in accrued liability of $2.2 million and amortization expense of $1.7 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com.

    Net cash used in investing activities was $16.7 million for the three months ended September 30, 2001, primarily due to the $7.9 million used to purchase an interest in Sun TV and the purchase of short-term investments of $8.2 million. Net cash used in investing activities was $26.0 million for the three months ended September 30, 2000, primarily due to the purchases of short-term investments of $23.6 million and capital equipment of $2.4 million.

    Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2001, primarily related to the proceeds from the repayment of promissory notes of $0.4 million offset by the repurchase of ordinary shares of $0.1 million. Net cash provided by financing activities was $1.3 million for the three months ended September 30, 2000, primarily related to the proceeds from the exercise of stock options of $0.8 million and issuance of ordinary shares of $0.5 million pursuant to the Employee Stock Purchase Plan.

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

    WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES.

    We have never been profitable. As of September 30, 2001, we had an accumulated deficit of approximately $104.6 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to grow revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

   In addition, economic reforms in the region could affect our business in ways that are difficult to predict. For example, since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and the utilization of market mechanisms. Although we believe that these reform measures have had a positive effect on the economic development in China, we cannot be sure that they will be effective or that they will benefit our business.

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

    Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

    - SINA only has contractual control over its Web site in China, it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services.

    - The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our Web site or complete cessation of our Web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any Web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

    The interpretation and application of existing Chinese laws and regulations, the stated positions of the MII and possible new laws or regulations have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Chinese Internet businesses, including our business.

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

    The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS, is currently licensed to operate as a software company. BSRS has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our president, and 25% owned by BSRS, and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider which we refer to as the ICP Company. The ICP Company was

30% owned by Daniel Mao, our chief executive officer, 30% owned by Yan Wang and 40% owned by four other employees who each owns 10% of the ICP Company.

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

    OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. From October 1, 2000 to September 30, 2001, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $1.08 to $14.125 and the sale price of our ordinary shares closed at $1.38 on October 31, 2001. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

    RECENT TERRORIST ACTIVITIES AND RESULTING MILITARY AND OTHER ACTIONS COULD ADVERSELY AFFECT OUR BUSINESS.

    The terrorist acts in New York, Washington, D.C. and Pennsylvania on September 11, 2001 have created an uncertain economic environment and we are unable to predict the impact these events, or the responses thereto, will have on the Company's business. The continued threat of terrorism within the United States and abroad and military action and heightened security measures in response to such threat may cause significant economic disruptions throughout the world. Our business, results of operations and financial condition could be materially and adversely affected to the extent such disruptions result in our inability to effectively market and sell our services and software.


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


INVESTMENT RISK

    On September 28, 2001, we acquired an approximately 29% interest in the equity of Sun TV, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. We have invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which is accounted for using the equity method. Accordingly, the operations of Sun TV may have a material non-cash impact on our operating results in future periods.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

   There are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds

        On April 13, 2000, in connection with the Company's initial public offering, a Registration Statement on Form F-1 (No. 333-11718) was declared effective by the Securities and Exchange Commission, pursuant to which 4.6 million shares of the Company's ordinary shares were offered and sold for the account of the Company at a price of $17.00 per share, generating gross offering proceeds of $78.2 million. The managing underwriters were Morgan Stanley Dean Witter, China International Capital Corporation, Chase H&Q and Robertson Stephens.

   The Company incurred the following expenses in connection with the offering:

        Underwriting discounts and commissions ..   $5,474,000
        Other expenses ..........................    3,907,000
                                                    ----------
        Total Expenses ..........................   $9,381,000

    All of such expenses were direct or indirect payments to others.

    The net offering proceeds to the Company after deducting the total expenses above was approximately $68.8 million. Approximately $27.5 million of the proceeds was invested in short-term corporate notes and bonds and the remaining proceeds are being used as working capital or are included within cash and cash equivalents.

    On September 28, 2001, we completed the acquisition of an approximately 29% equity interest in Sun TV, a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, a major shareholder of Sun TV, for a total consideration of 4,592,944 newly issued SINA ordinary shares and $7.9 million in cash. In addition, we agreed to issue an additional 3,280,674 newly issued SINA ordinary shares to Ms. Yang if Sun TV meets certain performance targets over the next 18 months. The ordinary shares issued to Ms. Yang or her designated entity were issued in a private placement without registration under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

    None.

Item 4.  Submission of Matters to a Vote of Security Holders

    None.

Item 5.  Other Information

    On September 28, 2001, Bruno Wu was appointed as a Co-Chairman of SINA.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits.

    10.49*: Separation and General Release Agreement dated July 30, 2001 between SINA.com and Zhidong Wang.

    10.50*: An agreement dated August 16, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.

    10.51: Share Purchase Agreement dated September 12, 2001, as amended on September 28, 2001, among SINA.com, Lan Yang and Bruno Wu.

    10.52: Consultancy Agreement dated September 28, 2001 between SINA.com and Bruno Wu.

    10.53: Loan Agreement dated September 12, 2001, as amended on September 28, 2001, between Lan Yang and SINA.com.

    10.54:     Loan Agreement dated September 12, 2001 between SINA.com and Sun
               TV.

    * Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

(b) Reports on Form 8-K.

    No reports on Form 8-K were filed by SINA.com during the quarter ended September 30, 2001.





                                   SIGNATURES


       In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           SINA.com


Dated:  November 14, 2001                  By: /s/ Charles Chao
                                               ---------------------------------
                                               Charles Chao
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                               Principal Accounting Officer)

                                  EXHIBIT INDEX




   Exhibits
   --------
    10.49*: Separation and General Release Agreement dated July 30, 2001 between SINA.com and Zhidong Wang.

    10.50*: An agreement dated August 16, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.

    10.51: Share Purchase Agreement dated September 12, 2001, as amended on September 28, 2001, among SINA.com, Lan Yang and Bruno Wu.

    10.52: Consultancy Agreement dated September 28, 2001 between SINA.com and Bruno Wu.

    10.53: Loan Agreement dated September 12, 2001, as amended on September 28, 2001, between Lan Yang and SINA.com.

    10.54:     Loan Agreement dated September 12, 2001 between SINA.com and Sun
               TV.