Form 10-Q
period 2001-12-31
SINA COM
filed 2002-02-13
CIK 1094005

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares outstanding of the registrant's ordinary shares as of January 31, 2002 was 45,885,056.

                                    SINA.COM

                                      INDEX

PART I.   UNAUDITED FINANCIAL INFORMATION                                            Page no.
                                                                                     --------
Item 1.   Condensed Consolidated Financial Statements

          Condensed Consolidated Balance Sheet at December 31, 2001 and
          June 30, 2001                                                                    3

          Condensed Consolidated Statement of Operations for the three and six
          months ended December 31, 2001 and 2000                                          4

          Condensed Consolidated Statement of Cash Flows for the six months
          ended December 31, 2001 and 2000                                                 5

          Notes to Condensed Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                        8

Item 3.   Quantitative and Qualitative Disclosure About Market Risk                       19

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                               20

Item 2.   Changes in Securities and Use of Proceeds                                       20

Item 3.   Defaults Upon Senior Securities                                                 20

Item 4.   Submission of Matters to a Vote of Security Holders                             20

Item 5.   Other Information                                                               20

Item 6.   Exhibits and Reports on Form 8-K                                                21

          SIGNATURES                                                                      21

PART I    UNAUDITED FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    SINA.COM

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                             DECEMBER 31,      JUNE 30,
                                                                 2001            2001
                                                             ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents ..............................      $  23,187        $ 52,505
  Short-term investments .................................         72,785          57,284
  Accounts receivable, net ...............................          3,592           4,262
  Prepaid expenses and other current assets ..............          1,298           1,350
                                                             ------------    ------------
         Total current assets ............................        100,862         115,401
Property and equipment, net ..............................         10,416          11,911
Intangible assets, net ...................................          1,687           5,063
Long-term investment .....................................         17,309              --
Other assets .............................................            158             747
                                                             ------------    ------------
              Total assets ...............................       $130,432        $133,122
                                                             ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................      $   1,213        $  1,613
  Accrued liabilities ....................................          8,772          11,542
                                                             ------------    ------------
         Total current liabilities .......................          9,985          13,155

Loan from a shareholder ..................................          4,000              --
                                                             ------------    ------------

              Total liabilities ..........................         13,985          13,155
                                                             ------------    ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Ordinary shares ........................................          6,105           5,504
  Additional paid-in capital .............................        223,311         220,671
  Notes receivables from shareholders ....................         (1,050)         (1,479)
  Deferred stock compensation ............................         (2,366)         (5,423)
  Accumulated deficit ....................................       (109,528)        (99,301)
  Accumulated other comprehensive loss:
    Cumulative translation adjustments ...................            (25)             (5)
                                                             ------------    ------------
         Total shareholders' equity ......................        116,447         119,967
                                                             ------------    ------------
             Total liabilities and shareholders' equity ..      $ 130,432        $133,122
                                                             ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                (IN U.S. DOLLARS)
               (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                        ----------------------------    ----------------------------
                                                        DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                            2001            2000            2001            2000
                                                        ------------    ------------    ------------    ------------
Net revenues:
  Advertising .......................................         $5,127          $6,691         $10,271         $12,956
  Software products .................................            296             681             605           1,390
  E-commerce and other ..............................          1,346             250           1,954             429
                                                        ------------    ------------    ------------    ------------
                                                               6,769           7,622          12,830          14,775
                                                        ------------    ------------    ------------    ------------
Cost of revenues:
  Advertising .......................................          3,068           3,714           6,094           7,326
  Software products .................................              9             279              34             555
  E-commerce and other ..............................            388             141             440             269
  Stock-based compensation ..........................             32             110              73             238
                                                        ------------    ------------    ------------    ------------
                                                               3,497           4,244           6,641           8,388
                                                        ------------    ------------    ------------    ------------
Gross profit ........................................          3,272           3,378           6,189           6,387
                                                        ------------    ------------    ------------    ------------

Operating expenses:
  Sales and marketing ...............................          3,178           5,797           6,506          12,023
  Product development ...............................          1,583           2,540           3,505           5,008
  General and administrative ........................          1,926           2,063           3,821           4,012
  Stock-based compensation* .........................            533           1,722           1,215           4,184
  Amortization of intangible assets .................          1,688           1,688           3,376           3,390
                                                        ------------    ------------    ------------    ------------
          Total operating expenses ..................          8,908          13,810          18,423          28,617
                                                        ------------    ------------    ------------    ------------
Loss from operations ................................         (5,636)        (10,432)        (12,234)        (22,230)
Interest income, net ................................          1,123           2,001           2,427           4,001
                                                        ------------    ------------    ------------    ------------
Loss before loss on equity investments ..............         (4,513)         (8,431)         (9,807)        (18,229)
Loss on equity investments ..........................           (420)           (444)           (420)           (894)
                                                        ------------    ------------    ------------    ------------
Net loss ............................................        $(4,933)        $(8,875)       $(10,227)       $(19,123)
                                                        ============    ============    ============    ============

Basic and diluted net loss per share ................         $(0.11)         $(0.22)         $(0.24)         $(0.48)
                                                        ============    ============    ============    ============
Shares used in computing basic and diluted net
  loss per share ....................................         45,396          40,123          43,097          39,844
                                                        ============    ============    ============    ============

------------
* Stock-based compensation was allocated among
  the associated expense categories as follows:

        Sales and marketing .........................            $16             $53             $36            $129
        Product development .........................            171             557             389           1,353
        General and administrative ..................            346           1,112             790           2,702
                                                        ------------    ------------    ------------    ------------
                                                                $533          $1,722          $1,215          $4,184
                                                        ============    ============    ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.

                                    SINA.COM

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN U.S. DOLLARS)
                            (UNAUDITED, IN THOUSANDS)

                                                                              SIX MONTHS ENDED
                                                                        ----------------------------
                                                                        DECEMBER 31,     DECEMBER 31,
                                                                            2001            2000
                                                                        ------------    ------------
Cash flows from operating activities:

  Net loss ..........................................................       $(10,227)       $(19,123)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
     Loss on equity investments .....................................            420             894
     Depreciation and amortization ..................................          2,602           1,496
     Stock-based compensation .......................................          1,288           4,422
     Amortization of intangible assets ..............................          3,376           3,390
     Changes in assets and liabilities:
       Accounts receivable, net .....................................            670          (2,622)
       Prepaid expenses and other current assets ....................             51             208
       Other assets .................................................            590            (559)
       Accounts payable .............................................           (400)            683
       Accrued liabilities ..........................................         (2,980)          5,878
                                                                        ------------    ------------
          Net cash used in operating activities .....................         (4,610)         (5,333)
                                                                        ------------    ------------

Cash flows from investing activities:

  Acquisition of property and equipment .............................         (1,107)         (3,480)
  Acquisition of long-term investment ...............................         (8,441)             --
  Purchase of short-term investments ................................        (15,501)        (20,641)
                                                                        ------------    ------------
          Net cash used in investing activities .....................        (25,049)        (24,121)
                                                                        ------------    ------------
Cash flows from financing activities:
  Proceeds from issuance of ordinary shares .........................             19           1,276
  Repurchase of ordinary shares .....................................           (107)             --
  Proceeds from notes receivable from shareholders ..................            429              38
                                                                        ------------    ------------
          Net cash provided by financing activities .................            341           1,334
                                                                        ------------    ------------

Net decrease in cash and cash equivalents ...........................        (29,318)        (28,120)
Cash and cash equivalents at beginning of period ....................         52,505          99,149
                                                                        ------------    ------------
Cash and cash equivalents at end of period ..........................        $23,187         $71,029
                                                                        ============    ============

Supplemental disclosure of noncash investing activities:

  Ordinary shares issued for acquisition of long-term investment ....         $5,098           $  --
                                                                        ============    ============


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

    The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual results will differ from those estimates, and such differences may be material to the financial statements.

    The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and six months ended December 31, 2001 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

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

3.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of the ordinary shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options would be anti-dilutive. Ordinary shares that are subject to the Company's right to repurchase are excluded from the basic and diluted net loss per share calculations.

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

                                                                     THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                         DECEMBER 31,                  DECEMBER 31,
                                                                 ---------------------------   ---------------------------
(IN THOUSANDS, EXCEPT FOR PER SHARE DATA)                            2001           2000           2001           2000
                                                                 ------------   ------------   ------------   ------------
Net loss .....................................................        $(4,933)       $(8,875)      $(10,227)      $(19,123)
                                                                 ============   ============   ============   ============

Basic and diluted:
   Weighted average shares used in computing basic and
     diluted net loss per ordinary shares .....................         45,396         40,123         43,097         39,844
                                                                 ============   ============   ============   ============
   Basic and diluted net loss per share attributable to
     ordinary shareholders ...................................         $(0.11)        $(0.22)        $(0.24)        $(0.48)
                                                                 ============   ============   ============   ============
   Weighted average antidilutive securities including
     options and restricted ordinary shares not included
     in net loss per share calculation .......................          4,297          5,521          4,297          5,521
                                                                 ============   ============   ============   ============

4.  LONG-TERM INVESTMENT

    On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Stock Exchange listed company, from Sun TV's major shareholder for a consideration of $7.9 million in cash and approximately
4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. The investment is accounted for using the equity method of accounting.

    The purchase price was allocated as follows:

        Net assets ........................   $      8,935
        Identifiable intangible assets ....          4,794
        Goodwill ..........................          1,000
                                              ------------
        Purchase price ....................   $     13,729
                                              ============

    During the quarter ended December 31, 2001, the Company recorded a loss of $420,000 on its investment in Sun TV, representing (i) a loss of $851,000 for the Company's share of Sun TV's reported loss; (ii) amortization of intangible assets of $190,000; and (iii) a gain of $621,000 related to the issuance of new shares by Sun TV to other investors at a price higher than the Company's investment cost. This new issuance of shares by Sun TV resulted in a dilution of the Company's interest in Sun TV to 24.3% as of December 31, 2001.

    In addition, on September 28, 2001, the Company entered into a loan agreement with Sun TV in which the Company agreed to provide a loan facility of $4.0 million to Sun TV for general working capital purpose. On the same date, the Company entered into another loan agreement with a shareholder, Ms. Lan Yang, the Chairperson and a shareholder of Sun TV, in which Ms. Yang agreed to loan $4.0 million to the Company to finance the above $4.0 million loan facility granted to Sun TV. Under this loan agreement, the Company shall be obliged to repay the loan to Ms. Yang only if Sun TV has first complied with all its payment obligations and the Company has received all monies due under the loan agreement between the Company and Sun TV.

    These two loan agreements have identical terms that both loan facilities are unsecured, bear interest at LIBOR plus a margin of 1% per annum and are repayable on September 28, 2004. The Company's $4.0 million loan facility to Sun TV is included in the long-term investment and the $4.0 million loan from Ms. Yang is recorded as a long-term liability as of December 31, 2001.

5.  SEGMENT INFORMATION

    Based on the criteria established by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, software and e-commerce and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is material in evaluating these segments' performance.

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

    We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce and other revenues are mainly derived from transaction and "slotting fees" paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from fee-based premium services including short message, subscription service and paid email services.

    We have incurred significant net losses and negative cash flows from operations since our inception. As of December 31, 2001, we had an accumulated deficit of $109.5 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

    We recorded cumulative deferred stock compensation of approximately $33.4 million, net through December 31, 2001, which represents the difference between the exercise price of options granted through December 31, 2001 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $7.5 million and $19.1 million in fiscal 2001 and 2000, respectively. We expect the amortization of deferred compensation to be approximately $2.3 million for fiscal 2002, $1.0 million for fiscal 2003 and $0.1 million for fiscal 2004.

    On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited ("Sun TV"), a Hong Kong Stock Exchange listed company, from its major shareholder for a total consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares, In addition, we agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. The investment is accounted for using the equity method of accounting.

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED DECEMBER 31, 2001 AND 2000

NET REVENUES

    Advertising. Our advertising revenues were $5.1 million and $10.3 million for the three and six months ended December 31, 2001, respectively, as compared to $6.7 million and $13.0 million for the same periods in fiscal 2001. The decrease was primarily due to a decrease in number of advertisers and amount of advertising contracts. The decrease was mainly in response to softness in the Internet advertising market in the U.S., Taiwan and Hong Kong. Approximately 382 and 592 customers advertised on our web sites during the three and six months ended December 31, 2001, respectively, as compared to approximately 458 and 643 customers during the three and six months ended December 31, 2000, respectively. For the three and six months ended December 31, 2001, advertising revenues accounted for 75.7% and 80.1% of our total revenues, respectively. For the three and six months ended December 31, 2000, advertising revenues accounted for 87.8% and 87.7% of our total revenues, respectively.

    Software. Our software revenues were $0.3 million and $0.6 million for the three and six months ended December 31, 2001, respectively, as compared to $0.7 million and $1.4 million for the same periods in fiscal 2001. The decrease was mainly due to the decline in demand for our software products and also due to the fact that, as part of our strategy to draw increased traffic to our portal networks, we provided more free downloads of some of our software products on our Web sites.

    E-commerce and other. Our e-commerce and other revenues were $1.3 million and $2.0 million for the three and six months ended December 31, 2001, respectively, as compared to $0.3 million and $0.4 million for the same periods in fiscal 2001. The increase was primarily due to the increased revenues from fee-based premium services including short message, subscription service and paid email service.

COST OF REVENUES

    Advertising. Our cost of advertising revenues decreased from $3.7 million or 55.5% of net advertising revenue and $7.3 million or 56.5% of net advertising revenue for the three and six months ended December 31, 2000, respectively, to $3.1 million or 59.8% of net advertising revenue and $6.1 million or 59.3% of net advertising revenue for the three and six months ended December 31, 2001, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our Web site production. Compared to the same periods in the prior year, the decrease in cost of revenue in absolute dollars was primarily due to a decrease in Internet connection costs. We also lowered the personnel related costs by improving productivity and reducing headcount.

    Software. Our cost of software revenues decreased from $279,000 and $555,000 for the three and six months ended December 31, 2000, respectively, to $9,000 and $34,000 for the three and six months ended December 31, 2001, respectively. The decreases were primarily due to the decrease in software revenues and to a higher percentage of the software revenues being derived from licensing arrangements, which involve minimal costs.

    E-commerce and other. Our cost of e-commerce and other revenues increased from $0.1 million and $0.3 million for the three and six months ended December 31, 2000, respectively, to $0.4 million and $0.5 million for the three and six months ended December 31, 2001. Our cost of e-commerce and other revenues consist mainly of personnel costs, related overhead expenses and fees paid to third parties for service fees collection. The increase in cost of e-commerce and other revenues was primarily due to the increase in these direct costs associated with the higher e-commerce and other revenues.

SALES AND MARKETING

    Our sales and marketing expenses as a percentage of net revenues decreased from 76.1% and 81.4% for the three and six months ended December 31, 2000, respectively, to 46.9% and 50.7% for the three and six months ended December 31, 2001. In absolute dollars, our sales and marketing expenses decreased from $5.8 million and $12.0 million for the three and six months ended December 31, 2000, respectively, to $3.2 million and $6.5 million for the three and six months ended December 31, 2001, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The decreases were mainly attributable to the curtailment in spending for marketing and promotion of our Web sites and cost savings realized from workforce reductions.

PRODUCT DEVELOPMENT

    Our product development expenses as a percentage of net revenues decreased from 33.3% and 33.9% for the three and six months ended December 31, 2000, respectively, to 23.4% and 27.3% for the three and six months ended December 31, 2001, respectively. In absolute dollars, our product development expenses decreased from $2.5 million and $5.0 million for the three and six months ended December 31, 2000, respectively, to $1.6 million and $3.5 million for the three and six months ended December 31, 2001, respectively. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to developing our software products. The decrease was primarily attributable to our strategy of focusing new research and development efforts in China and reducing our engineering workforce in other locations.

GENERAL AND ADMINISTRATIVE

    Our general and administrative expenses as a percentage of net revenues increased from 27.1% and 27.2% for the three and six months ended December 31, 2000, respectively, to 28.5% and 29.8% for the three and six months ended December 31, 2001, respectively. In absolute dollars, our general and administrative expenses decreased from $2.1 million and $4.0 million for the three and six months ended December 31, 2000, respectively, to $1.9 million and $3.8 million for the three and six months ended December 31, 2001, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services and provisions for doubtful accounts. The slight decrease in general and administrative expenses was a result of our cost reduction measures.

STOCK-BASED COMPENSATION

    In connection with the grant of certain stock options, we recorded net unearned compensation of approximately $33.4 million, net, through December 31, 2001, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. Of the total unearned compensation, approximately $0.6 million and $1.3 million was amortized in the three and six months ended December 31, 2001, respectively, as compared to $1.8 million and $4.4 million in the three and six months ended December 31, 2000, respectively.

AMORTIZATION OF INTANGIBLE ASSETS

    As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for both quarters ended December 31, 2001 and 2000, and was $3.4 million for both six months ended December 31, 2001 and 2000.

INTEREST INCOME, NET

    Interest income, net, decreased from $2.0 million and $4.0 million for the three and six months ended December 31, 2000, respectively, to $1.1 million and $2.4 million for the three and six months ended December 31, 2001, respectively. The decrease in interest income was primarily due to the lower averaged cash and short-term investment balances for the three and six months ended December 31, 2001 as compared to the same periods in fiscal 2001.

LOSS ON EQUITY INVESTMENTS

    In September 2001, we acquired an approximately 27.6% equity interest in Sun TV and account for the investment using the equity method of accounting. We recorded a $420,000 loss from the investment during the three and six months ended December 31, 2001.

    In December 2000, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. We recorded a $0.4 million and $0.9 million loss from our investment in the joint venture during the three and six months ended December 31, 2000, respectively. The investment was fully written off in fiscal 2001 upon the cessation of operations of this joint venture company.

LIQUIDITY AND CAPITAL RESOURCES

    We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through December 31, 2001, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of December 31, 2001, we had $96.0 million in cash and cash equivalents and short-term investments.

    Net cash used in operating activities was $4.6 million for the six months ended December 31, 2001 and was primarily attributable to our net loss of $10.2 million and a decrease in accrued liabilities of $3.0 million, largely offset by the non-cash stock-based compensation expense of $1.3 million, a decrease in other assets of $0.6 million, a decrease in accounts receivable of $0.7 million, amortization expense of $3.4 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, and depreciation expenses of $2.6 million. Net cash used in operating activities was $5.3 million for the six months ended December 31, 2000 and was primarily attributable to our net loss of $19.1 million and an increase in accounts receivable of $2.6 million, largely offset by the non-cash stock-based compensation expense of $4.4 million, an increase in accrued liabilities of $5.9 million, amortization expense of $3.4 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, and depreciation expenses of $1.5 million.

    Net cash used in investing activities was $25.0 million for the six months ended December 31, 2001, primarily due to the purchase of short-term investments of $15.5 million, acquisition of Sun TV of $8.4 million and the purchase of capital equipment of $1.1 million. Net cash used in investing activities was $24.1 million for the six months ended December 31, 2000, primarily due to the purchase of short-term investments of $20.6 million and the purchase of capital equipment of $3.5 million.

    Net cash provided by financing activities was $0.3 million for the six months ended December 31, 2001, primarily related to the proceeds from the repayment of promissory notes of $0.4 million offset by the repurchase of ordinary shares $0.1 million. Net cash provided by financing activities was $1.3 million for the six months ended December 31, 2000, primarily related to the proceeds from the exercise of stock options and issuance of ordinary shares pursuant to Employee Stock Purchase Plan.

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

   WE HAVE A HISTORY OF LOSSES AND WE ANTICIPATE FUTURE LOSSES.

    We have never been profitable. As of December 31, 2001, we had an accumulated deficit of approximately $109.5 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to grow revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

    - Under the agreement reached in November 1999 between the PRC and the United States, foreign ownership in PRC value-added telecommunication services, including internet services, will be allowed for up to 30% in the first year after China's entry into the World Trade Organization, or WTO, and up to 49% in the second year and up to 50% thereafter. Although, China was officially admitted to WTO in November 2001, it is still not clear how this agreement will be implemented.

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

    We have arrangements with a number of third parties to provide content and services to our Web sites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increase from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected.

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

   OUR STOCK PRICE HAS BEEN VOLATILE HISTORICALLY, WHICH MAY MAKE IT MORE DIFFICULT FOR YOU TO RESELL SHARES WHEN YOU WANT AT PRICES YOU FIND ATTRACTIVE.

    The trading price of our common stock has been and may continue to be subject to wide fluctuations. From January 1, 2001 to December 31, 2001, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $1.06 to $4.3125 and the sale price of our ordinary shares closed at $1.50 on January 31, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

INVESTMENT RISK

    On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun TV, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. We have invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which is accounted for using the equity method. Accordingly, the operations of Sun TV may have a material non-cash impact on our operating results in future periods.

PART II---OTHER INFORMATION

Item 1.  Legal Proceedings

    There are no material legal proceedings pending or, to our knowledge, threatened against us.

Item 2.  Changes in Securities and Use of Proceeds

    On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun TV, a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, a major shareholder of Sun TV, for a total consideration of 4,592,944 newly issued SINA ordinary shares and $7.9 million in cash. In addition, we agreed to issue an additional 3,280,674 newly issued SINA ordinary shares to Ms. Yang if Sun TV meets certain performance targets over the next 18 months. The ordinary shares issued to Ms. Yang or her designated entity were issued in a private placement without registration under the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

    On November 27, 2001, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Daniel Chiang (with 28,603,901 shares voting for and 31,562 withheld), Ter Fung Tsao (with 28,604,832 shares voting for and 30,631 withheld), Daniel Mao (with 28,604,832 shares voting for and 30,631 withheld), and Bruno Wu (with 28,604,832 shares voting for and 30,631 withheld). The terms of the following directors not subject to reelection this year continued after the meeting: Pehong Chen, Yongji Duan and Lip-Bu Tan. The shareholders also ratified the appointment of PricewaterhouseCoopers LLP as the independent accountants for the Company for the year ending June 30, 2002 (with 28,619,920 shares voting for, 7,448 against, and 8,095 abstaining).

Item 5.  Other Information

    None

Item 6. Exhibits and Reports on Form 8-K

   (a) Exhibits.

       10.55: Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.

   (b) Reports on Form 8-K.

       On October 12, 2001, we filed a Current Report on Form 8-K regarding the acquisition of 2,028,122,000 ordinary shares of Sun Television Cybernetworks Holdings Limited ("Sun TV") pursuant to a Share Purchase Agreement dated September 12, 2001 among SINA, Lan Yang and Bruno Wu (the "Purchase Agreement"). Under the terms of the Purchase Agreement, SINA acquired the Sun TV shares from Lan Yang for $7,900,000 in cash (the "Cash Consideration") and 4,592,944 newly issued SINA ordinary shares. Ms. Yang is also entitled to receive up to 3,280,674 newly issued SINA ordinary shares over the next 18 months if Sun TV meets certain performance targets. In addition, as provided for in the Purchase Agreement, $4,000,000 of the Cash Consideration has been retained by SINA to satisfy Ms. Yang's commitment to lend such amount to SINA in accordance with the terms of a loan agreement between SINA and Ms. Yang. The consideration paid by SINA to Ms. Yang for the Sun TV shares was determined by arms-length negotiations among the parties. The source of the Cash Consideration was SINA's working capital.

                                   SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SINA.com

Dated:  February 13, 2002            By:  /s/ Charles Chao
                                          --------------------------------------
                                          Charles Chao
                                          Chief Financial Officer
                                          (Principal Financial Officer and
                                           Principal Accounting Officer)

                                 EXHIBIT INDEX


       10.55: Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.