Form 10-Q
period 2002-03-31
SINA COM
filed 2002-05-15
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-30698

SINA.com
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands (State or other jurisdiction of incorporation or organization)	52-2236363 (I.R.S. Employer Identification Number)

Vicwood Plaza
Rooms 1801-4
18th Floor
199 Des Voeux Road
Central, Hong Kong
(852) 2155-8800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Charles Chao
2988 Campus Dr., Suite 100
San Mateo, CA 94403
(650) 638-9228
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [X]   No  [   ]

     The number of shares outstanding of the registrant’s ordinary shares as of April 30, 2002 was 45,896,770.

SINA.COM

PART I  UNAUDITED FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

SINA.COM

CONDENSED CONSOLIDATED BALANCE SHEET
(in U.S. dollars)
(unaudited, in thousands)

	March 31,	June 30,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$26,620	$52,505
Short-term investments	66,939	57,284
Accounts receivable, net	4,644	4,262
Prepaid expenses and other current assets	1,798	1,350

Total current assets	100,001	115,401
Property and equipment, net	8,704	11,911
Intangible assets, net	—	5,063
Long-term investment	17,609	—
Other assets	306	747

Total assets	$126,620	$133,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,181	$1,613
Accrued liabilities	8,406	11,542

Total current liabilities	9,587	13,155
Loan from a shareholder	4,000	—

Total liabilities	13,587	13,155

Commitments and contingencies (Note 6)
Shareholders’ equity:
Ordinary shares	6,106	5,504
Additional paid-in capital	223,311	220,671
Notes receivable from shareholders	(1,050)	(1,479)
Deferred stock compensation	(1,808)	(5,423)
Accumulated deficit	(113,499)	(99,301)
Accumulated other comprehensive loss:
Cumulative translation adjustments	(27)	(5)

Total shareholders’ equity	113,033	119,967

Total liabilities and shareholders’ equity	$126,620	$133,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended

	March 31, 2002	March 31, 2001	March 31, 2002	March 31, 2001

Net revenues:
Advertising	$5,001	$5,429	$15,272	$18,385
Software products	171	425	776	1,815
E-commerce and other	1,943	275	3,897	704

	7,115	6,129	19,945	20,904

Cost of revenues:
Advertising	2,753	3,377	8,847	10,704
Software products	1	69	35	624
E-commerce and other	633	115	1,073	384
Stock-based compensation	31	96	104	334

	3,418	3,657	10,059	12,046

Gross profit	3,697	2,472	9,886	8,858

Operating expenses:
Sales and marketing	3,072	5,634	9,578	17,657
Product development	1,574	2,364	5,079	7,372
General and administrative	2,183	2,063	6,004	6,074
Stock-based compensation*	520	1,583	1,735	5,767
Amortization of intangible assets	1,687	1,688	5,063	5,077

Total operating expenses	9,036	13,332	27,459	41,947

Loss from operations	(5,339)	(10,860)	(17,573)	(33,089)
Interest income, net	1,068	1,850	3,495	5,850

Loss before gain/loss on equity investments	(4,271)	(9,010)	(14,078)	(27,239)
Gain/(loss) on equity investments	300	—	(120)	(894)

Net loss	$(3,971)	$(9,010)	$(14,198)	$(28,133)

Basic and diluted net loss per share	$(0.09)	$(0.22)	$(0.32)	$(0.70)

Shares used in computing basic and diluted net loss per share	45,488	40,300	43,894	39,996

* Stock-based compensation was allocated among the associated expense categories as follows:
Sales and marketing	$16	$49	$52	$178
Product development	167	512	556	1,865
General and administrative	337	1,022	1,127	3,724

	$520	$1,583	$1,735	$5,767

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Nine Months Ended

	March 31,	March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(14,198)	$(28,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on equity investments	120	894
Loss on disposal of fixed assets	244	—
Depreciation and amortization	3,903	2,469
Stock-based compensation	1,839	6,101
Amortization of intangible assets	5,063	5,077
Changes in assets and liabilities
Accounts receivable, net	(382)	(728)
Prepaid expenses and other current assets	(448)	(150)
Other assets	441	(426)
Accounts payable	(432)	687
Accrued liabilities	(2,941)	3,453

Net cash used in operating activities	(6,791)	(10,756)

Cash flows from investing activities:
Acquisition of property and equipment	(1,193)	(5,024)
Acquisition of long-term investment	(8,595)	—
Purchase of short-term investments	(9,655)	(29,488)

Net cash used in investing activities	(19,443)	(34,512)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	27	1,461
Repurchase of ordinary shares	(107)	—
Proceeds from notes receivable from shareholders	429	450

Net cash provided by financing activities	349	1,911

Net decrease in cash and cash equivalents	(25,885)	(43,357)
Cash and cash equivalents at beginning of period	52,505	99,149

Cash and cash equivalents at end of period	$26,620	$55,792

Supplemental disclosure of noncash investment activities:
Ordinary shares issued for acquisition of long-term investment	$5,098	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1.  The Company and Basis of Presentation

     SINA.com (“SINA” or the “Company”) is a leading Internet media and services company for Chinese communities worldwide offering a full array of Chinese-language news, entertainment, e-commerce platforms, financial information, and lifestyle tips. With separate Web sites in China, Hong Kong, Taiwan and North America, SINA provides global content and services that speak directly to the audience of each region, enriching the online experience of its users.

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and nine months ended March 31, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2002 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001.

2.  Recent Accounting Pronouncements

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values. The adoption of these pronouncements is not expected to have a significant impact on the Company’s financial statements.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The adoption of SFAS No. 144 is not expected to have a significant impact on the Company’s financial statements.

3.  Net Loss Per Share

     Net loss per share is computed using the weighted average number of the ordinary shares outstanding during the period. Since the Company has a net loss for all periods presented, net loss per share on a diluted basis is equivalent to basic net loss per share because the effect of converting stock options would be anti-dilutive. Ordinary shares that are subject to the Company’s right to repurchase are excluded from the basic and diluted net loss per share calculations.

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

(in thousands, except for per share amounts)	2002	2001	2002	2001

Net loss	$(3,971)	$(9,010)	$(14,198)	$(28,133)
Basic and diluted:
Weighted average shares used in computing basic and diluted net loss per ordinary shares	45,488	40,300	43,894	39,996

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.09)	$(0.22)	$(0.32)	$(0.70)

Weighted average antidilutive securities including options and restricted ordinary shares not included in net loss per share calculation	3,992	6,195	3,992	6,195

4.  Long-Term Investment

     On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited (“Sun TV”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun TV for a consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. This contingent consideration of 3.3 million ordinary shares, however, was waived in April 2002 via an amendment to the original Share Purchase Agreement with Ms. Yang. The investment is accounted for using the equity method of accounting.

     As of March 31, 2002, the investment in Sun TV had a market value of $28.6 million.

     The purchase price was allocated as follows (in thousands):

Net assets	$8,935
Identifiable intangible assets	3,794
Goodwill	1,000

Purchase price	$13,729

     On September 28, 2001, the Company entered into a loan agreement with Sun TV in which the Company agreed to provide a loan facility of $4.0 million to Sun TV for general working capital purpose. On the same date, the Company entered into another loan agreement with Ms. Yang, in which Ms. Yang agreed to loan $4.0 million to the Company to finance the above $4.0 million loan facility granted to Sun TV. Under this loan agreement, the Company shall be obliged to repay the loan to Ms. Yang only if Sun TV has first complied with all its payment obligations and the Company has received all monies due under the loan agreement between the Company and Sun TV.

     These two loan agreements have identical terms that both loan facilities are unsecured, bear interest at LIBOR plus a margin of 1% per annum and are repayable on September 28, 2004. The Company’s $4.0 million loan facility to Sun TV was included in the long-term investment and the $4.0 million loan from Ms. Yang was recorded as a long-term liability as of March 31, 2002.

     In April 2002, both loan facilities were terminated through mutual agreements and all the accrued interests on the loans were waived. As a result, Sun TV repaid $4.0 million directly to Ms. Yang.

     Through March 31, 2002, the Company recorded a loss of $120,000 on its investment in Sun TV, representing (i) the Company’s share of Sun TV’s reported loss; (ii) amortization of intangible assets; and (iii) gain related to the issuance of new shares by Sun TV to other investors at a price higher than the Company’s investment cost. This new issuance of shares by Sun TV resulted in a further dilution of the Company’s interest in Sun TV to 21.8% as of March 31, 2002.

5.  Segment Information

     Based on the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, software and e-commerce and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is material in evaluating these segments’ performance.

6.  Commitments and Contingencies

     There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet business and to advertise in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

     We are involved in certain lawsuits in the normal course of our business operations in China and we do not expect that the outcome of these lawsuits will have material impact on our financial positions or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Certain Business Risks” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

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

     We derive our revenues from several sources, including online Internet advertising, software sales, and e-commerce and other fee-based services. Advertising revenues are derived principally from advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. We derive our software revenues from sales of our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. Our e-commerce and other revenues are mainly derived from transaction and “slotting fees” paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from fee-based premium services including short message, subscription service and paid email services.

     We have incurred significant net losses and negative cash flows from operations since our inception. As of March 31, 2002, we had an accumulated deficit of $113.5 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

     We recorded cumulative deferred stock compensation of approximately $33.4 million, net through March 31, 2002, which represents the difference between the exercise price of options granted through March 31, 2002 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $7.5 million and $19.1 million in fiscal 2001 and 2000, respectively. We expect the amortization of deferred compensation to be approximately $2.3 million for fiscal 2002, $1.0 million for fiscal 2003 and $0.1 million for fiscal 2004.

     On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited (“Sun TV”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun TV for a total consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares. In addition, we agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. This contingent consideration of 3.3 million ordinary shares, however, was waived in April 2002 via an amendment to the original Share Purchase Agreement with Ms. Yang. The investment is accounted for using the equity method of accounting.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     We derive our revenues from sale of banner and sponsorship advertising services, proprietary software products and revenues from licenses and on-line commerce and other fee-based services. In accordance with general accepted accounting principles in the United States of America, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

     We hold equity interest in a publicly traded company listed overseas. We record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performances and other specific factors relating to the business underlying the investment. Future adverse changes in theses factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

Three and Nine months ended March 31, 2002 and 2001

Net Revenues

     Advertising. Our advertising revenues were $5.0 million and $15.3 million for the three and nine months ended March 31, 2002, respectively, as compared to $5.4 million and $18.4 million for the same periods in fiscal 2001. The decrease was mainly in response to softness in the Internet advertising market in the U.S., Taiwan and Hong Kong. Approximately 350 and 693 customers advertised on our web sites during the three and nine months ended March 31, 2002, respectively, as compared to approximately 406 and 803 customers during the three and nine months ended March 31, 2001, respectively. For the three and nine months ended March 31, 2002, advertising revenues accounted for 70.3% and 76.6% of our total revenues, respectively. For the three and nine months ended March 31, 2001, advertising revenues accounted for 88.6% and 87.9% of our total revenues, respectively.

     Software. Our software revenues were $0.2 million and $0.8 million for the three and nine months ended March 31, 2002, respectively, as compared to $0.4 million and $1.8 million for the same periods in fiscal 2001. The decrease was mainly due to the decline in demand for our software products and also due to the fact that, as part of our strategy to draw increased traffic to our portal networks, we provided more free downloads of some of our software products on our Web sites.

     E-commerce and other. Our e-commerce and other revenues were $1.9 million and $3.9 million for the three and nine months ended March 31, 2002, respectively, as compared to $0.3 million and $0.7 million for the same periods in fiscal 2001. The increase was primarily due to the increased revenues from fee-based premium services including short message, subscription service and paid email service. For the three and nine months ended March 31, 2002, e-commerce and other revenues accounted for 27.3% and 19.5% of our total revenues, respectively. For the three and nine months ended March 31, 2001, e-commerce and other revenues accounted for 4.5% and 3.4% of our total revenues, respectively.

Cost of Revenues

     Advertising. Our cost of advertising revenues decreased from $3.4 million or 62.2% of net advertising revenue and $10.7 million or 58.2% of net advertising revenue for the three and nine months ended March 31, 2001, respectively, to $2.8 million or 55.0% of net advertising revenue and $8.8 million or 57.9% of net advertising revenue for the three and nine months ended March 31, 2002, respectively. Our cost of advertising revenues consists of costs associated with the production of our Web site, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our Web site production. Compared to the same periods in the prior year, the decrease in cost of advertising revenue in absolute dollars was primarily due to a decrease in Internet connection costs. We also lowered the personnel related costs by improving productivity and reducing headcount.

     Software. Our cost of software revenues decreased from $69,000 and $624,000 for the three and nine months ended March 31, 2001, respectively, to $1,000 and $35,000 for the three and nine months ended March 31, 2002, respectively. The decreases were primarily due to the decrease in software revenues and to a higher percentage of the software revenues being derived from licensing arrangements, which involve minimal costs.

     E-commerce and other. Our cost of e-commerce and other revenues increased from $0.1 million and $0.4 million for the three and nine months ended March 31, 2001, respectively, to $0.6 million and $1.1 million for the three and nine months ended March 31, 2002, respectively. Our cost of e-commerce and other revenues consists mainly of personnel costs, related overhead expenses and fees paid to third parties for service fees collection and for royalties. The increase in cost of e-commerce and other revenues was primarily due to the increase in fees paid to third parties for service fees collection and for royalties.

Sales and Marketing Expenses

     Our sales and marketing expenses as a percentage of net revenues decreased from 91.9% and 84.5% for the three and nine months ended March 31, 2001, respectively, to 43.2% and 48.0% for the three and nine months ended March 31, 2002, respectively. In absolute dollars, our sales and marketing expenses decreased from $5.6 million and $17.7 million for the three and nine months ended March 31, 2001, respectively, to $3.1 million and $9.6 million for the three and nine months ended March 31, 2002, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The decreases were mainly attributable to the curtailment in spending for marketing and promotion of our Web sites and cost savings from workforce reductions.

Product Development Expenses

     Our product development expenses as a percentage of net revenues decreased from 38.6% and 35.3% for the three and nine months ended March 31, 2001, respectively, to 22.1% and 25.5% for the three and nine months ended March 31, 2002, respectively. In absolute dollars, our product development expenses decreased from $2.4 million and $7.4 million for the three and nine months ended March 31, 2001, respectively, to $1.6 million and $5.1 million for the three and nine months ended March 31, 2002, respectively. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our Web sites as well as engineering costs related to developing our software products and web products. The decrease was primarily attributable to our strategy of focusing new research and development efforts in China which has lower labor costs and reducing our engineering workforce in other locations.

General and Administrative Expenses

     Our general and administrative expenses in absolute dollars and as a percentage of net sales were $2.2 million and 30.7%, and $6.0 million and 30.1% for the three and nine months ended March 31, 2002, respectively. There is no significant fluctuation as compared to the same periods in the prior year. Our general and administrative expenses in absolute dollars and as a percentage of net sales were $2.1 million and 33.7%, and $6.1 million and 29.1% for the three and nine months ended March 31, 2001, respectively.

Stock-Based Compensation Expense

     In connection with the grant of certain stock options, we recorded unearned compensation of approximately $33.4 million through March 31, 2002, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. Of the total unearned compensation, approximately $0.6 million and $1.8 million was amortized in the three and nine months ended March 31, 2002, respectively, as compared to $1.7 million and $6.1 million in the three and nine months ended March 31, 2001, respectively.

Amortization of Intangible Assets

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for the three months ended March 31, 2002 and 2001, respectively, and was $5.1 million for the nine months ended March 31, 2002 and 2001, respectively.

Interest Income, Net

     Interest income, net, decreased from $1.9 million and $5.9 million for the three and nine months ended March 31, 2001, respectively, to $1.1 million and $3.5 million for the three and nine months ended March 31, 2002, respectively. The decrease in interest income was primarily due to the lower averaged cash and short-term investment balances for the three and nine months ended March 31, 2002 as compared to the same periods in fiscal 2001. To a less extent, the decrease was caused by a decline in interest rates.

Gain/loss on Equity Investments

     In September 2001, we acquired an approximately 27.6% equity interest in Sun TV and account for the investment using the equity method of accounting. Our investment in Sun TV was diluted to 21.8% as of March 31, 2002 as a result of Sun TV’s issuance of new shares. We recorded a $300,000 gain and a $120,000 loss from the investment during the three and nine months ended March 31, 2002, respectively.

     In December 1999, we contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We account for our investment in the joint venture using the equity method of accounting. We recorded a $0.9 million loss from our investment in the joint venture during the nine months ended March 31, 2001. The investment was fully written off in fiscal 2001 upon the cessation of operations of this joint venture company.

Liquidity and Capital Resources

     We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through March 31, 2002, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of March 31, 2002, we had $93.6 million in cash and cash equivalents and short-term investments.

     Net cash used in operating activities was $6.8 million for the nine months ended March 31, 2002 and was primarily attributable to our net loss of $14.2 million, a decrease in accounts payable of $0.4 million, a decrease in accrued liabilities of $2.9 million and an increase in accounts receivable of $0.4 million, largely offset by the non-cash stock-based compensation expense of $1.8 million, depreciation expense of $3.9 million and amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com. Net cash used in operating activities was $10.8 million for the nine months ended March 31, 2001 and was primarily attributable to our net loss of $28.1 million and an increase in accounts receivable of $0.7 million, largely offset by the non-cash stock-based compensation expense of $6.1 million, an increase in accrued liability of $3.5 million, depreciation expense of $2.5 million and amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com.

     Net cash used in investing activities was $19.4 million for the nine months ended March 31, 2002, primarily due to the purchase of short-term investments of $9.6 million, acquisition of Sun TV of $8.6 million and the purchase of capital equipment of $1.2 million. Net cash used in investing activities was $34.5 million for the nine months ended March 31, 2001, primarily due to the purchase of short-term investments of $29.5 million and the purchase of capital equipment of $5.0 million.

     Net cash provided by financing activities was $0.3 million for the nine months ended March 31, 2002, primarily related to the proceeds from the repayment of promissory notes of $0.4 million offset by the repurchase of ordinary shares of $0.1 million. Net cash provided by financing activities was $1.9 million for the nine months ended March 31, 2001, primarily related to the proceeds from the exercise of stock options of $0.8 million, the issuance of Ordinary Shares of $0.7 million pursuant to Employee Stock Purchase Plan and the proceeds from the repayment of promissory notes of $0.4 million.

     We currently have no material commitments other than those operating leases for our facilities. As of March 31, 2002, the Company had future minimum rental lease payments of $830,000, $1,008,000, $372,000 and $46,000 due less than one year, one to three years, four to five years and after five years, respectively, under non-cancelable operating leases.

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

     We have never been profitable. As of March 31, 2002, we had an accumulated deficit of approximately $113.5 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to grow revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

     The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom, a state-owned enterprise directly controlled by Chinese MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China will be limited and our business could be harmed.

We must rely on the Chinese government to develop China’s Internet infrastructure and if it does not develop this infrastructure our ability to grow our business will be hindered.

     The Chinese government’s interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to develop aggressively the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business will be hindered.

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

     Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its Web site in China, it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services.

•	Under the agreement reached in November 1999 between the PRC and the United States, foreign ownership in PRC value-added telecommunication services, including internet services, will be allowed for up to 30% in the first year after China’s entry into the World Trade Organization, or WTO, and up to 49% in the second year and up to 50% thereafter. Although, China was officially admitted to WTO in November 2001, it is still not clear how this agreement will be implemented.

•	The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our Web site or complete cessation of our Web site. For example, the State Secrecy Bureau, which is

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

     Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on www.sina.com.cn to the Ad Company. The Ad Company, in turn, sells advertisements in this space to third parties under its advertising license. In addition, BSRS has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company’s provider of technical services, all in exchange for fees or other payments. BSRS will also be a consultant and service provider to the Ad Company for its domestic Chinese customers.

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

     Chinese government policy prohibits foreign investment in the telecommunications services industry, which it has defined to include Internet-related businesses. While we believe that we are in compliance with current Chinese government policies, we cannot be sure that the government will view our business as in compliance with these policies or any policies that may be made in the future. If we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet- related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

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

     A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

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

     Substantial part of our e-commerce and other revenues is generated through short messaging services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our short messaging services would be severely disrupted.

     We depend on a third party’s proprietary and licensed advertising serving technology to deliver advertisements to our network. If the third party fails to continue to support its technology or if its services fail to meet the advertising needs of our customers and we cannot find an alternative solution on a timely basis, our advertising revenue would decline.

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

Our strategy of acquiring complementary assets, technologies and business may fail and may result in equity or earnings dilution.

     As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and business that are complementary to our existing business. Acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations.

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

     We generate revenues and incur expenses and liabilities in Chinese renminbi, Taiwan dollars, Hong Kong dollars, and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, given recent economic instability and currency fluctuations, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or security, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue generated in renminbi to fund our business activities outside China.

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

     We collect personal data from our user base in order to understand better our users and their needs and to help our advertisers target specific demographic groups. If privacy concerns or regulatory restrictions prevent us from selling demographically targeted advertising, we may become less attractive to advertisers. For example, as part of our future advertisement delivery system, we may integrate user information such as advertisement response rate, name, address, age or email address, with third-party databases to generate comprehensive demographic profiles for individual users. In Hong Kong, however, we would be in violation of the Hong Kong Personal Data Ordinance unless individual users expressly consented to this integration of their personal information. The Ordinance provides that an Internet company may not collect information on its users, analyze the information for a profile of the user’s interests and sell or transmit the profiles to third parties for direct marketing purposes without the user’s consent. If we are unable to construct demographic profiles for Internet users because they refuse to give consent, we will be less attractive to advertisers and our business will suffer.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. From April 1, 2001 to March 31, 2002, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $1.06 to $2.35 and the sale price of our ordinary shares closed at $1.63 on April 30, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

     The terrorist acts in New York, Washington, D.C. and Pennsylvania on September 11, 2001 have created an uncertain economic environment and we are unable to predict the impact these events, or the responses thereto, will have on the Company’s business. The continued threat of terrorism within the United States and abroad and military action and heightened security measures in response to such threat may cause significant economic disruptions throughout the world. Our business, results of operations and financial condition could be materially and adversely affected to the extent such disruptions result in our inability to effectively market and sell our services and software.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

     The Company’s investment policy requires the Company to invest its excess cash in government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. The Company protects and preserves its invested funds by limiting default, market and reinvestment risk. Due to the fact that majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area.

Foreign Currency Exchange Rate Risk

     The majority of the Company’s revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

     We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of June 30, 2001 and 2000, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Investment Risk

     On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun TV, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of March 31, 2002, our interest was diluted to 21.8% after the issuances of new shares by Sun TV. We have invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which is accounted for using the equity method. Accordingly, the operations of Sun TV may have a material non-cash impact on our operating results in future periods.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

     From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our web sites.

     The Company is not currently aware of any legal proceedings or claims that the Company believes are likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, the Company may incur substantial expenses in defending against third party claims. In the event of a determination adverse to the Company, the Company may incur substantial monetary liability, and be required to change its business practices. Either of these could have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

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

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     In February 2002, Beijing Sina Internet Technology Service Co. Ltd. was formed in Beijing, China to engage in Internet and information technology-based services business. Beijing Sina Internet Technology Service Co. Ltd. is 100% owned by Rich Sight Investment Limited, a wholly owned subsidiary of the Company.

     Subsequent Events:

     On April 19, 2002, we entered into an Amendment Agreement with Ms. Yang and Mr. Wu to amend certain clauses of the Share Purchase Agreement dated September 12, 2001, as amended on September 28, 2001, among the parties. Pursuant to the Amendment Agreement, SINA is no longer required to issue any additional ordinary shares of the Company to Ms. Yang. According to the original terms, SINA was required to issue an additional 3,280,674 ordinary shares of the Company to Ms. Yang if Sun TV meets certain performance targets over the next 18 months beginning from October 2001.

     On April 20, 2002, Mr. Wu resigned as a director of the Company.

     On May 8, 2002, Mr. Yi-Chen Zhang was appointed as a director of the Company to fill a vacancy created by the resignation of Mr. Wu from the SINA board of directors.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

10.56:	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.

10.57:	Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd. and Beijing Stone Rich Sight Information Technology Co., Ltd. for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.

10:58:	Supplemental Agreement to the Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd., Beijing Stone Rich Sight Information Technology Co., Ltd. and Scite International Property Management Co., Ltd. Beijing Scite Modern Branch for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.

      (b)   Reports on Form 8-K

              No reports on Form 8-K were filed by SINA.com during the quarter ended March 31, 2002.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA.com

Dated: May 14, 2002	By:	/s/ Charles Chao Charles Chao Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.56:	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.

10.57:	Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd. and Beijing Stone Rich Sight Information Technology Co., Ltd. for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.

10:58:	Supplemental Agreement to the Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd., Beijing Stone Rich Sight Information Technology Co., Ltd. and Scite International Property Management Co., Ltd. Beijing Scite Modern Branch for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.