Form 10-K
period 2002-06-30
SINA COM
filed 2002-09-30
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

Commission File Number 000-30698

SINA.com

(Exact Name of Registrant as specified in its charter)

Cayman Islands	52-2236363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Vicwood Plaza

Rooms 1801-4
18th Floor
199 Des Voeux Road
Central, Hong Kong
(852) 2155-8800
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Charles Chao

2988 Campus Drive, Suite 100
San Mateo, CA 94403
(650) 638-9228
(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Share, $0.133 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $73,684,000 as of August 31, 2002, based upon the closing sale price on computed by reference to the closing price for the Ordinary Shares as quoted by the Nasdaq National Stock Market reported for such date. Shares of Ordinary Shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of August 31, 2002, there were 45,924,771 shares of the Registrant’s Ordinary Shares, $0.133 par value.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10-13 incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on or about December 16, 2002.

SINA.COM

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

      This Annual Report on Form 10-K contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

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

      Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Business — Risk Factors” included herein.

PART I

Item 1.     Business

Overview

      SINA.com (“SINA”, “We” or “the Company”) is a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, interest-based and community-building channels, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 53.3 million registered users worldwide and over 3 million active paid users for a variety of our fee-based services at June 30, 2002, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

      Our primary operation focus is in China where we generated 80% of our total revenues for the year ended June 30, 2002. According to the July 2002 survey conducted by the China Internet Network Information Center (“CNNIC”), China currently has 45.8 million active Internet users, the second largest in the World. With the current growth rate, China is going to surpass the United States and become the country with the largest Internet user base by 2005. As a leading online media company in China, SINA is expected to benefit directly from this tremendous growth rate as China’s economy continues to leap forward.

      During the year ended June 30, 2002, we have successfully transformed SINA from a pure Internet portal relying almost exclusively on online advertising to a company with multiple and sustainable revenue streams.

      The following table presents an overview of our financial reporting structure as well as our vertical properties and services:

Properties and Services

SINA Portal Network

      Our portal network consists of four destination web sites dedicated to users in greater China including mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw) and Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each of our destination sites consists of Chinese-language content organized into interest-specific channels, extensive community and communication services and sophisticated web navigation capability through SINA Search and Directory services. As of June 2002, SINA has over 53.3 million registered users, or SINA Netizens who view approximately 150 million web pages per day.

Interest-Based Channels

      On all of our portals, SINA offers a variety of interest-based channels that provide region-focused format and content. Everyday, millions of users visit these channels which include News, Sports, Finance, Entertainment, Education, e-Ladies, Games, Healthcare, and Technology.

SINA News

      SINA News aggregates feeds from hundreds of news providers, bringing together content from media companies such as Central News Agency, China Central Television, People’s Daily, China Economic Times and Xinhua News Agency. Through SINA News, our users have access to breaking news coverage, from multiple sources and points of view.

SINA Sports

      SINA Sports provides access to up-to-the-minute news, real-time statistics and scores, text broadcast programming, localized and global coverage, and integrated shopping. SINA Sports has content or marketing partnerships with the Chinese Football Association, the Chinese Basketball Association and ESPN. In June 2002, SINA signed an exclusive partnership agreement with the Chinese Football Association to create the official website of China’s National Soccer Team during Korea-Japan World Cup.

SINA Finance

      SINA Finance provides a comprehensive set of financial resources, from business news to personal finance columns. SINA Finance also offers stock quotes from the Shanghai and Shenzhen stock exchanges, breaking news from leading editorial companies and market analysis.

SINA Entertainment

      SINA Entertainment contains extensive coverage of the local and international entertainment arenas that are of interest to our users, including dining, movies, television programs, plays, operas as well as popular and classic music.

SINA Education

      SINA Education is designed to assist students, parents and educators in the education process. The site helps educators extend traditional classrooms and communication with students onto the Internet, offers an extensive reference area through leading education material providers, and enables students to research and prepare to apply for colleges, universities and graduate schools, both domestic and abroad.

SINA e-Ladies

      In April 2002, L’Oréal, a world-wide leader in cosmetics, selected SINA as the host and partner for a web site targeting women in China. “Women of China,” the largest women’s press group in China, provides content and editorial management for the channel. The SINA e-Ladies channel is dedicated to all women who speak Chinese and are of Chinese heritage. The site provides a wide range of information, and specific services for virtual communities that meet the day-to-day personal and professional needs of Chinese women. Lastly, users will receive up-to-date details about product launches by clicking on the links to the local Internet sites of L’Oréal group’s brands.

SINA Games

      SINA Games is a leading online destination for players of interactive entertainment in China. The gamers visit SINA Games for up to date game-related news, forums, reviews, surveys and software downloads. SINA Games has formed alliances with domestic online game publishers to develop and host web sites that provide information and update downloads for online games.

SINA Health

      SINA Health, provides information on diseases, conditions, and medications, as well as access to various health information centers and online community tools.

SINA Technology

      SINA Technology is a wide-ranging web site for people who are looking for technology news, product reviews and software downloads.

Community-Building Channels

      SINA offers an array of community-building services designed to encourage users to become active and loyal registered members, or SINA Netizens. Our integrated SinaMail, SinaPager, SinaChat, Club Yuan, E-Card and SinaForum products and services enable SINA Netizens to communicate with each other or with groups of others in the SINA community.

SinaMail

      SinaMail is our free email service. With 22.2 million active users as of August 2002, it is ranked fourth in the world behind Hotmail, Yahoo and AOL.

SinaPager

      SinaPager is our instant-messaging service powered by our proprietary technology. The SinaPager service is currently offered in China and enables mainland Chinese SINA Netizens to determine if their friends are online and to send messages to them instantly.

SinaChat and SinaForum

      Through SinaChat and SinaForum, members with similar interests can meet and share their thoughts and opinions on a variety of topics. We have also integrated the SinaForum with News service, as users can comment on the particular news they are reading with one click on the links to the related forum topic on SinaForum.

Club Yuan

      For members seeking friends and personal relationships, our Club Yuan interactive dating service provides them with a “community within a community.”

Advertising Services

      We employ a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, higher-value contracts such as integrated marketing and communications packages. Our advertising product offerings consist of banner advertisements that appear on pages within the SINA network, promotional sponsorships that are typically focused on a particular event, such as the Olympics, and advertising campaigns design and management services. We are also working with research firms in the United States and China to offer market survey services. By collecting and aggregating feedback from our users, we expect to be able to provide our advertisers with prompt and valuable feedback on the public’s engagement with their brands and products, thereby enabling advertisers to more easily gauge the effectiveness of their ongoing advertising campaigns.

      Our primary target client base for advertisers and sponsors consists of global corporations and Asia-focused regional companies, to which we sell from both our corporate and regional headquarters. Global corporations are typically Fortune 500 and 1000 companies with significant operations worldwide that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Asian-Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. During the year ended June 30, 2002, 980 clients advertised on our web sties. A partial list of our advertising clients includes: 999 Group, AT&T, China Mobile, China Unicom, CNA Life, Charles Schwab, Dell, E*Trade, IBM, Legend, Motorola, Nokia, Samsung, Scottstrade Securities, and TCL. In order to leverage our global resources, we have established advertising sales centers in Hong Kong, New York and California. Sales people in each of this sales center may sell a global promotions campaign to customers for delivery on any of our web sites.

      We have built a global sales and marketing organization of approximately 117 professionals as of June 2002.

Short Messaging Service

      In 2001, we initiated a number of fee-based premium services that we believe will offer incremental benefits to our users who wish to fully leverage our network. SINA was among the first group of companies to enter short messaging service (SMS) market in China. As many mobile phones are able to display and send text in Chinese, SINA developed a suite of SMS that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones and many other features. SINA provides an easy to use online platform through sms.sina.com.cn and, as of August 2002, has approximately 3 million paid users for our SMS.

Premium Email

      We introduced our paid email service in China in August 2001 and have accumulated over 200,000 paid users for the service as of August 2002. Our paid email service provides features such as anti-virus software, junk mail filter, and unlimited attachment size for a small monthly fee.

Online Games

      Our SINA Game channel has become one of the most popular websites in China and has provided us with an entry into the growing interactive gaming market. Through our strategic alliance with local online game publishers, we are working to become a leading partner for online game operators. Our alliances usually include arrangements for SINA to host servers and develop websites organized under the SINA Games platform that provide services such as software downloads, player reviews and forums.

Access and Distribution

      In April 2002, SINA formed SINA Online (“SOL”) through a strategic alliance with Net263 Group, a domestic independent Internet service provider (“ISP”). SOL, a one-stop virtual ISP service that combines content and access for end users, is expected to cover major Internet markets in China including Beijing, Shanghai and other large cities.

SinaMall

      Online commerce is a natural extension of our portal network. We currently offer SinaMall, an online shopping experience, on our China and North America web sites. Our technology platform enables both multinational and local merchants to transact business online. We generate revenue from monthly hosting fees and through receiving a percentage of online sales from our merchant partners. We work with merchants to design customized marketing campaigns that involve both advertising and sales of their products over our network. We have also been a leader in creating mechanisms for secure transactions on the Internet in China. We have set up online payment systems and online banking services. We have also launched a co-branded debit card with China Merchants Bank enabling users of our China web site to make online purchases from our SinaMall in China.

Listings

      Our listing properties include a search engine, a directory and classified information. Our search engine and directory provide a intuitive and user-friendly online guide to web navigation and a gateway to the vertical offerings on the SINA network. Users can either browse the directory listings by subject matter, or use SINA Search, a rapid keyword search function that scans the contents of the entire directory. In addition to any relevant listings from our directory, we provide users with web-wide search results from search engines provided by our partners. For browse-driven inquiries, our directory results include Sponsored Sites, a SINA created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword-search-driven inquiries, our search results also include SINA Sponsor matches, site listings with enhanced placement in search results that are bought by businesses or organizations.

Enterprise e-Solutions

      In February 2002, SINA formed a technology service company, SINA.net to provide enterprise solutions on an integrated platform to government agencies and small to medium-sized enterprises (“SME”) in China. As part of the enterprise solution service, we provide our clients with corporate email, system integrating, online publishing software and classified listings (in conjunction with our main Listings business).

Software Products

      We have designed an array of proprietary software products that allow users to view Chinese-language content and switch between Chinese and English languages without regard to the underlying operating system. RichWin, first launched in April 1994, is an operating system overlay that allows users to move between a Chinese and an English operating environment. We sell the latest version of our RichWin software product to businesses and consumers as well as to original equipment manufacturers. SinaPlus, our new-generation language translation engine, bundles tools and services such as SinaMail and SinaPager to provide our users with a more integrated online experience. SinaPlus is available for free download from our portal network. We also plan to offer new corporate services software that will help businesses establish and maintain their intranet and extranet web sites by integrating their proprietary corporate content and applications with SINA’s email, publishing and content services.

Strategic Relationships

      We have developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend our brand and services to a broader audience.

Content Partnerships

      The goal of our content partnerships is to provide our users with the broadest offering of Chinese-language content available. We contract with over 600 content partners to display their content on one or more of our web sites free of charge or in exchange for a share of revenue, a licensing fee, access to our content or a combination of these arrangements. Some of our leading content providers include Xinhua News Agency, China Central TV, People’s Daily, Central News Agency, FTV News, China Press, Apple Daily, Singtao Daily, AFP, CBS Marketwatch, Reuters and Shanghai Securities News. These content partnerships are usually of one to two years’ duration with one-year automatic renewal.

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

      We have an agreement with OpenFind to provide Chinese search functionality to some of our web sites, and an agreement with Doubleclick to provide advertising serving and tracking services for some of our web sites.

Technology Infrastructure

      Our operating infrastructure is designed to serve and deliver hundreds of millions of page views per day to our users. This scalable infrastructure allows our users to access our products and services quickly and efficiently, regardless of their geographical location. Our infrastructure is also designed to provide high-speed access by forwarding queries to our web hosting sites with greater resources or lower loads. Our web pages are generated, served and cached by servers hosted at various co-location web hosting sites in China, U.S., Taiwan and Hong Kong.

      Our servers run on RedHat Linux, FreeBSD, and Solaris platforms using Apache and Netscape servers. These servers are maintained at Qwest in Sunnyvale, California, China Telecom Corporation in China, Seednet and Hinet in Taipei, Taiwan, and iAdvantage and NewT&T in Hong Kong. We believe that these hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content.

Competition

      The market for web sites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies attempting to address this market by offering portal, content and e-commerce services to distinct local markets within greater China. In turn, these companies compete with SINA for user traffic, advertising revenue, e-commerce transactions, short messaging service and other fee-based services, and potential partners. The Internet market is still developing and the competition is expected to be intense. Our primary competitors in greater China include China.com, Netease, Sohu.com, Tom.com and Yahoo! China.

      We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with, large, well-established and well-financed Internet, media or other companies.

      Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts and the performance of our technology. See also “Risk Factors — The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, many of which have greater financial resources than we do or currently enjoy a superior market position than we do.”

Government Regulation and Legal Uncertainties

      The Chinese government has enacted an extensive regulatory scheme governing the operation of our business. Various Chinese governmental authorities, such as the Ministry of Information Industry, or MII, the State Administration of Industry and Commerce, or SAIC, and the Ministry of Public Security regulate the Chinese Internet industry.

Applicable Regulations

      On September 25, 2000, the Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect. Under the ICP Measures, any entity that provides information to online users of the Internet is obliged to obtain an operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described below. The ICP Measures also reiterated Internet content restrictions that had been promulgated by other ministries over the past few years. Moreover, the ICP Measures stipulate that ICPs must obtain the prior consent of the MII prior to establishing an equity or cooperative joint venture with a foreign partner. On January 4, 2001, the MII issued an ICP license to Beijing SINA Internet Information Services Co., Ltd., an entity that the Company has a contractual arrangement with to operate its website in China. See also “Business — Corporate Structure.” On July 25, 2001, this entity also obtained a permit to operate its bulletin board systems pursuant to additional ICP Measure regulations issued on April 23, 2001 requiring all companies that operate bulletin board systems, or BBS, to obtain official permits.

      On October 1, 2000, the Telecommunications Regulations of the People’s Republic of China, or the Telecom Regulations, went into effect. The Telecom Regulations reiterated the long-standing principle that telecommunications service providers need to procure an operating license as a mandatory precondition for the commencement of operations. Under current Chinese regulations, therefore, foreign companies such as SINA cannot own or operate value-added telecommunications business in China. Consequently, we conduct our business in China through two separate Chinese business entities. For a description of the contractual arrangements we have with these entities, please see “Risk Factors — We have attempted to comply with the strict licensing and registration requirements of the PRC government by entering into agreements with two Chinese entities majority owned by our employees; if the PRC government finds that these agreements do not comply with the licensing requirements, our business in the PRC will be adversely affected.” In the opinion of our Chinese counsel, the ownership of Beijing SINA Information Technology CO. Ltd., or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS) and its businesses comply with existing Chinese laws and regulations. Nevertheless, if we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet-related businesses, the

Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

      In October 2000, the Provisional Regulations for the Administration of Web Site Operation of News Publication Services were jointly promulgated by the State Council Information Office and MII. These regulations stipulate that general web sites established by non-news organizations may publish news released by certain official news agencies, if they satisfy the requirements set forth in Article 9, but may not publish news items produced by themselves or news sources from elsewhere. The aforementioned requirements include the following:

•	they must have a purpose and guidelines with respect to online news services that comply with laws and regulations,

•	they must have the necessary news editorial departments, funds, equipment and premises,

•	they must have professional staff in charge of editing who are experienced in journalism and are qualified at a medium or higher level to hold technical positions in journalism, and an appropriate number of editorial staff who are qualified at a medium or higher level to hold technical positions in journalism; and

•	they shall have news sources such as State news agencies, news bureau of departments under the State Council or news agencies directly under the provinces, autonomous regions or directly-administered municipalities.

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

      On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License, were promulgated by MII on January 4, 2002 to supplement the FI Telecom Regulations. The Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. However, there are still some uncertainties regarding the interpretation and application of the FI Telecom Regulations.

      The scope and enforcement of these regulations is uncertain given their recent enactment. Moreover, we cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws. For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — We may not be in compliance with Chinese government regulations relating to foreign investment prohibitions and, if so determined, the Chinese government could cause us to discontinue our operations in China” and “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.”

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

      In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See “Risk Factors — We may not be able to adequately protect our intellectual property, which could cause us to be less competitive” and “— We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards.”

Corporate Structure

      SINA.com is a holding company owning a 100% interest in six subsidiaries:

•	Rich Sight Investment Limited, or RSIL, a Hong Kong company,

•	SINA.com (Hong Kong) Limited, a Hong Kong company,

•	SINA.com Online, a California corporation,

•	SINA.com (B.V.I.) Ltd., a British Virgin Islands company,

•	Beijing SINA Internet Technology Services Co., Ltd., a China Company, and

•	Shanghai SINA Online Information Technology Co., Ltd., a China Company.

      RSIL was formed in March 1993 to hold an interest in Beijing SINA Information Technology Co. Ltd., or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS). BSIT was formed as a Sino-Foreign joint venture company based in Beijing, China between RSIL and a third party, Beijing Stone Electronic Technology Co., Ltd., a China company. BSIT began operations in December 1993 as a computer software company focused on providing solutions to computer users wishing to communicate in Chinese. In May 1996, BSIT launched our online network, then called SRSnet.com, offering Chinese language news, information and community features such as bulletin boards and chat services targeted at online users in China. In July 1997, SRS International Limited, a Cayman Island company, was formed to become the holding company for RSIL.

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

      The diagram below illustrates our current operating structure:

      To comply with Chinese regulations, BSIT entered into agreements with two limited liability companies incorporated in China: Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”) and Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”). The Ad Company is a Chinese advertising company that is 75% owned by Yan Wang, our president and 25% owned by BSIT. The ICP Company is a Chinese Internet content provider that is 30% owned by Daniel Mao, our chief executive officer, 30% owned by Yan Wang and 40% by four other employees of the Company. All individual shareholders of the Ad Company and the ICP Company are required under their agreements with BSIT to transfer their interest in the Ad Company or the ICP Company to BSIT or to any person specified by BSIT at any time at BSIT’s request, provided that such transfer will not be in violation of Chinese laws and regulations. Through ten-year proxies, BSIT has complete voting control over the Ad Company and the ICP Company. In the opinion of SINA’s Chinese counsel, the ownership of BSIT and its businesses comply with existing Chinese laws and regulations.

      Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on the China web site to the Ad Company. The Ad Company, in turn, places advertisements in this space for third parties under its advertising license. In addition, BSIT has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company’s provider of technical services, all in exchange for fees or other payments. BSIT also serves as a consultant and service provider to the Ad Company for its domestic Chinese customers. Substantially all of the income received from advertising sales by the Ad Company and ICP Company is paid to BSIT.

Employees

      As of June 30, 2002, we had 451 full-time employees, of whom 412 were employed outside the United States. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

Risk Factors

Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

      We believe that our future success depends on our ability to significantly increase revenue from our operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to: attract advertisers; attract a larger audience to our network; derive revenue from our users from fee-based Internet services; respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; maintain our current, and develop new, strategic relationships; increase awareness of the SINA.com brand and continue to build user loyalty; attract and retain qualified management and employees; upgrade our technology to support increased traffic and expanded services; and expand the content and services on our network.

We have a history of losses and we anticipate future losses.

      We have never been profitable. As of June 30, 2002, we had an accumulated deficit of approximately $115.4 million. We anticipate that we will continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to increase revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

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

We rely on fee-based services for a significant portion of our revenues.

      Substantially all our revenue growth for the year ended June 30, 2002 was from the development of our fee-based Internet services consisting primarily of short messaging service, paid email service and subscription service. For the years ended June 30, 2002 and 2001, our revenues from short messaging services accounted for 45% and 2%, respectively, of our total non-advertising revenues and we are deriving an increasing portion of our revenues from these services. If users do not adopt our fee-based Internet services at a sufficient rate, our revenues will be negatively affected.

      Our short messaging services depend mainly on the cooperation of China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd. We rely on CMCC and Unicom for providing the network and gateway for our short messaging services. We also utilize their billing systems to collect service fees from our short messaging subscribers.

      If CMCC’s or Unicom’s systems encounter technical problems, they refuse to cooperate with us, our short messaging services may cease or be severely disrupted, which would have a significant and adverse impact on our operating results.

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

      Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its web site in China, it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services or electronic mail box services.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License, were promulgated by MII on January 4, 2002 to supplement the FI Telecom Regulations. The Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. However, there are still some uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

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

      The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing SINA Information Technology Co. Ltd. or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS), is currently licensed to operate as a software company. BSIT has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our president, and 25% owned by BSIT and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider which we refer to as the ICP Company. The ICP Company is 30% owned by Daniel Mao, our chief executive officer, 30% owned by Yan Wang and 40% owned by four other employees who each owns 10% of the ICP Company.

      Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on www.sina.com.cn to the Ad Company. The Ad Company, in turn, sells advertisements in this space to third parties under its advertising license. In addition, BSIT has licensed intellectual property and transferred equipment to the ICP Company, and acts as the ICP Company’s provider of technical services, all in exchange for fees or other payments. BSIT will also be a consultant and service provider to the Ad Company for its domestic Chinese customers.

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

      Because we are restricted by the Chinese government from providing Internet and advertising services directly in China, we are dependent on the Ad Company, of which we own 25%, and the ICP Company, of which we have no ownership interest, to provide such services through contractual agreements between the parties. This arrangement may not be as effective in providing control over advertising and Internet content operations in China as direct ownership of these businesses. For example, the Ad Company or ICP Company could fail to take actions required for our business, such as entering into advertising contracts with potential customers or failing to maintain our China web site. The ICP Company will also be able to transact business with third parties not affiliated with BSIT. If the Ad Company or ICP fails to perform its obligations under these agreements, we would potentially have to rely on legal remedies under Chinese law, which we cannot be sure would be effective.

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

Our strategy of acquiring complementary assets, technologies and businesses may fail and may result in equity or earnings dilution.

      As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. Acquisition could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations.

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

      Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue generated in renminbi to fund our business activities outside China.

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

      Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, or as a foreign personal holding company, or FPHC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. We believe that we were not a PFIC or an FPHC for fiscal 2002 or previous years, and we do not expect to be either in the future. However, the determination of whether or not we are a PFIC or an FPHC is made on an annual basis, and those determinations depend on the composition of our income and assets, in the case of the PFIC rules, and income and shareholders, in the case of the FPHC rules, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC or FPHC treatment, you should be aware that certain factors that could affect our classification as PFIC or FPHC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. Therefore, we cannot be sure that we will not be a PFIC or an FPHC for the current or any future taxable year.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During fiscal year 2002, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $1.06 to $1.90 and the sale price of our common stock closed at $2.44 on August 30, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

Item 2.     Properties

      In San Mateo, California, we have entered into a sublease agreement that expires in February 2004. In Hong Kong, we have entered into a three-year lease agreement that expires in January 2003. In Beijing, we have offices under two lease agreements with expiration dates March 2004 and June 2007. In Shanghai, we have entered into a three-year lease agreement that expires in August 2005. We have entered into a lease agreement for our Taipei office that expires in December 2002. We have also leased sales and marketing spaces in Guangzhou and Shenzhen. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

Item 3.     Legal Proceedings

      As of the date of this Form 10-K, there are no material legal proceedings pending or, to the best of our knowledge, threatened against us.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our shareholders during the last quarter of the fiscal year ended June 30, 2002.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Shareholder Matters

      (a) Market Information

      SINA.com Ordinary Shares are quoted on the Nasdaq National Market System under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s Ordinary Shares for each period indicated as reported on the Nasdaq Stock Market:

	High	Low

Year Ended June 30, 2001
First Quarter	31.00	14.13
Second Quarter	12.38	3.13
Third Quarter	4.31	1.50
Fourth Quarter	2.35	1.50
Year Ended June 30, 2002
First Quarter	1.90	1.08
Second Quarter	1.68	1.06
Third Quarter	1.72	1.48
Fourth Quarter	1.75	1.40

      The closing price of the Company’s Ordinary Share on the Nasdaq Stock Market on August 30, 2002 was $2.44.

      (b) Holders

      As of August 30, 2002, the Company had approximately 285 shareholders of record, although the Company believes that there is a significantly larger number of beneficial owners of its Ordinary Shares.

      (c) Dividends

      The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.

      (d) Securities authorized for issuance under equity compensation plans

      The following table sets forth information for our equity compensation plans as of June 30, 2002:

	Number of Securities to	Weighted Average
	be Issued upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,551,000	$3.75	6,550,000
Equity compensation plans not approved by security holders	—	N/A	—
Total	5,551,000	$3.75	6,550,000

Item 6.     Selected Financial Data

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K.

	Year Ended June 30,

	2002	2001	2000	1999	1998

	(In thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues:
Advertising	$21,105	$23,393	$11,013	$561	$—
Non-advertising	7,403	3,290	3,157	2,266	2,499

	28,508	26,683	14,170	2,827	2,499

Cost of revenues:
Advertising	11,537	13,771	8,950	1,156	—
Non-advertising	1,938	1,169	1,965	1,317	674
Stock-based compensation	133	414	605	32	—

	13,608	15,354	11,520	2,505	674

Gross profit	14,900	11,329	2,650	322	1,825

Operating expenses:
Sales and marketing	12,468	21,694	17,476	1,405	622
Product development	6,666	9,648	7,358	1,512	452
General and administrative	8,237	8,918	6,951	2,085	941
Stock-based compensation	2,208	7,097	18,460	3,360	—
Amortization of intangible assets	5,063	6,765	6,807	1,745	43

	34,642	54,122	57,052	10,107	2,058

Loss from operations	$(19,742)	$(42,793)	$(54,402)	$(9,785)	$(233)

Net loss attributable to ordinary shareholders	$(16,092)	$(36,351)	$(51,067)	$(9,394)	$(253)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.36)	$(0.91)	$(3.44)	$(1.72)	$(0.05)

Shares used in computing basic and diluted net loss per share	44,315	40,110	14,836	5,466	4,962

	As of June 30,

	2002	2001	2000	1999	1998

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$31,095	$52,505	$99,149	$20,571	$5,090
Working capital	89,914	102,246	125,867	24,057	5,268
Total assets	121,355	133,122	156,038	47,582	6,685
Mandatorily redeemable convertible preference shares and warrants	—	—	—	37,415	6,004
Total shareholders’ equity (deficit)	111,690	119,967	146,817	7,703	(5)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

      We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, interest-based and community-building channels, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 53.3 million registered users worldwide and over 3 million active paid users for a variety of our fee-based services at June 30, 2002, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

      One of our subsidiaries, Beijing SINA Information Technology Co. Ltd., or BSIT (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS), a Sino-Foreign joint venture company based in Beijing, China, began operations in December 1993 as a computer software company focused on providing solutions to computer users wishing to communicate in Chinese. In May 1996, we launched our online network, then called SRSnet.com, offering Chinese-language news, information and community features such as bulletin boards and chat services targeted at online users in China. In March 1999, we expanded our online network by acquiring Sinanet.com, a leading Chinese-language Internet content company with offices in California and Taiwan and two distinct web sites targeting Chinese users in North America and Taiwan. In July 1999, we continued our network expansion by launching our Hong Kong destination web site targeting Chinese users in Hong Kong. Today, we operate separate web sites in China, Hong Kong, Taiwan, and North America to provide global content and services that speak directly to the audience of each region, enriching the online experience of their users.

      We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. Non-advertising revenues are primarily derived from software sales, e-commerce and other fee-based services. We sell our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force. We derive e-commerce revenues mainly from transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall. We derive fee-based service revenues primarily from short messaging service, subscription service, online listings and paid email services.

      We have incurred significant net losses and negative cash flows from operations since our inception. As of June 30, 2002, we had an accumulated deficit of $115.4 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses and negative cash flows from operations in the foreseeable future.

      We recorded cumulative deferred stock compensation of approximately $33.4 million, net through June 30, 2002, which represents the difference between the exercise price of options granted through June 30, 2002 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $2.3 million and $7.5 million in fiscal 2002 and 2001, respectively. We expect the amortization of deferred compensation to approximate $1.0 million for fiscal 2003 and $0.3 million for fiscal 2004.

      On March 29, 1999, we acquired Sinanet.com. The fair value of the total consideration paid in the acquisition, including assumed liabilities of approximately $4.3 million and acquisition costs of $0.1 million, was $21.7 million. The $4.3 million in liabilities that we assumed included $3.5 million of notes payable which were subsequently converted into our preference shares. We accounted for the acquisition as a purchase. We recorded goodwill and other intangible assets of approximately $20.3 million as a result of this transaction, which were fully amortized over the three-year period ended June 30, 2002.

      In April 2000, we sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter’s over-allotment option for net proceeds of approximately $68.8 million.

      On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited (“Sun TV”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun TV for a consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. The investment is accounted for using the equity method of accounting. Our investment in Sun TV was diluted to 21.8% as of June 30, 2002 as a result of Sun TV’s issuance of new shares to new investors.

      On September 2, 2002, we announced that we entered into a definitive agreement with the shareholders of Shanghai Techur Technology Developing Co., Ltd. (“Techur”) to acquire 100% equity interest in Techur for a consideration of approximately $1.9 million. If Techur meets certain performance targets over the next 12 months, the maximum consideration would increase to approximately $3.8 million. The acquisition is expected to be completed in October 2002.

      Techur is an Internet and logistic software company in the PRC, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“ B2B”) portal (www.eastchina.com) for various industries in Eastern China.

Critical Accounting Policies and Estimates

      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, pensions and other post-retirement benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

      We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

      We derive our revenues from advertising and non-advertising sources.

      Advertising revenues are derived principally from advertising and sponsorship arrangements. In our advertising contracts we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impressions deliveries are not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

      Revenue from barter transactions is recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable.

      Non-advertising revenues are derived from proprietary software products and licenses, e-commerce and other fee-based services.

      Revenue from the sale of software products is recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. We deliver our software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce our software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. These Statements generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. Our software product agreements do not involve multiple elements.

      E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on our web site while the commission revenue is recognized on a net basis after both successful on-line verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

      Fee-based services revenues mainly include wireless short messaging, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of these revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recognized as income in the period such determination was made.

      We hold equity interest in a publicly traded company listed overseas. We record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performances and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

Years ended June 30, 2002, 2001 and 2000

Net Revenues

      Advertising. Our advertising revenues were $21.1 million for the year ended June 30, 2002, as compared to $23.4 million and $11.0 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from 2001 was mainly due to the reduced spending in the Internet advertising market in the U.S., Taiwan and Hong Kong. During the year ended June 30, 2001, the increase from 2000 was mainly due to the increase in the number of advertisers and the number of advertising contracts. Approximately 980 customers advertised on our web sites during the year ended June 30, 2002 as compared to approximately 970 and 730 during the years ended June 30, 2001 and 2000, respectively. For the years ended June 30, 2002, 2001 and 2000, advertising revenues accounted for 74%, 88% and 78% of our total revenues, respectively.

      Non-Advertising. Our non-advertising revenues were $7.4 million, $3.3 million and $3.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. For the year ended June 30, 2002, non-advertising revenues consisted of $5.0 million of Internet fee-based services including short messaging service, subscription service and paid email service, $1.5 million of e-commerce sales and $0.9 million of the sales software products. For the year ended June 30, 2001, non-advertising revenues consisted mainly of $2.3 million of the sales software products and $1.0 million of e-commerce sales. For the year ended June 30, 2000, non-advertising revenues consisted mainly of the sales of software products. For the years ended June 30, 2002, 2001 and 2000, non-advertising revenues accounted for 26%, 12% and 22% of our total revenues, respectively.

Cost of Revenues

      Advertising. Our cost of advertising revenues was $11.5 million, or 55% of net advertising revenue, as compared to $13.8 million and $9.0 million, or 59% and 81% of net advertising revenues, for the years ended June 30, 2001 and 2000, respectively. Our cost of advertising revenues consists of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. The year-to-year decrease in cost of revenues from fiscal year 2001 to fiscal year 2002 was primarily due to lower Internet connection costs as a result of a decrease in bandwidth cost in China and lower personnel related costs as a result of improved productivity and reduced headcount. The year-to-year increase in cost of revenues from fiscal year 2000 to fiscal year 2001 was due to higher Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our web sites, and the increase in content and service provider fees to expand our web site contents and to support the increased advertisement impressions.

      Non-advertising. Our cost of non-advertising revenues was $1.9 million, $1.2 million and $2.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third parties for services and for royalties associated with the fee-based services, and cost of our software products. The year-to-year increase in cost of revenues from fiscal year 2001 to fiscal year 2002 was due to the increase in fees paid to third parties for services and for royalties associated with the fee-based services. The year-to-year decrease in cost of revenues from fiscal year 2000 to fiscal year 2001 was primarily due to a higher percentage of the software revenues is derived from licensing arrangements which involved minimal costs during fiscal year 2001.

Sales and Marketing

      Our sales and marketing expenses were $12.5 million, or 44% of total net revenues for the year ended June 30, 2002, as compared to $21.7 million and $17.5 million, or 81% and 123% of total net revenues for years ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-to-year decrease in absolute dollar amount from fiscal year 2001 to fiscal year 2002 was primary due to the curtailment in spending for market promotion of our web sites and cost savings from workforce reduction. The year-to-year increase in absolute dollar amount from fiscal year 2000 to fiscal year 2001 was primarily attributable to an increase in advertising expenses associated with our brand-building strategy, and increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commission associated with the increased revenues.

Product Development

      Our product development expenses were $6.7 million, or 23% of total net revenues for the years ended June 30, 2002, as compared to $9.6 million and $7.4 million, or 36% and 52% of total net revenues in the year ended June 30, 2001 and 2000, respectively. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our software products and web-based products. The year-to-year decrease in absolute dollar amount from fiscal year 2001 to fiscal year 2002 was primarily attributable to our strategy of focusing new research and development efforts in China which has lower labor costs and reducing our engineering workforce in other locations. The year-to-year increase in absolute dollar amount from fiscal year 2000 to fiscal year 2001 was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

General and Administrative

      Our general and administrative expenses were $8.2 million, or 29% of total net revenues for the year ended June 30, 2002, as compared to $8.9 million and $7.0 million, or 33% and 49% of total net revenues in the years ended June 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. For fiscal year 2002, the slight decrease from fiscal year 2001 was a result of our cost reduction measures. For fiscal year 2001, the increase from fiscal year 2000 was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

Stock-Based Compensation

      In connection with the grant of certain stock options, the Company recorded net deferred stock compensation totaling $33.4 million through June 30, 2002, which is being amortized over the four-year vesting period of the options. Of the total deferred stock compensation, approximately $2.3 million, $7.5 million and $19.1 million was amortized in the years ended June 30, 2002, 2001 and 2000, respectively.

Amortization of Intangible Assets

      As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over the three-year period ended June 30, 2002. The amortization expense for the years ended June 30, 2002, 2001 and 2000 was $5.1 million, $6.8 million and $6.8 million, respectively.

Interest Income, Net

      Interest income, net, was $4.2 million for the year ended June 30, 2002, as compared to $7.3 million and $3.8 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from 2001 was primarily due to the lower average cash and short-term investment balance and lower applicable interest rates during the year. During the year ended 30, 2001, the increase from 2000 was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999, and the initial public offering in April 2000.

Loss on Equity Investments

      In September 2001, we acquired an approximately 27.6% equity interest in Sun TV and accounted for the investment using the equity method of accounting. Our investment in Sun TV was diluted to 21.8% as of June 30, 2002 as a result of Sun TV’s issuance of new shares. During the year ended June 30, 2002, we recorded a loss of $562,000 on our investment in Sun TV, representing our share of Sun TV’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun TV to other investors at a price higher than our investment cost.

      In December 1999, we paid $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd.. We accounted for our investment in the joint venture using the equity method of accounting. We recorded a $501,000 loss from our investment in the joint venture in the year ended June 30, 2000 and the remaining investment of $894,000 was fully written off during the year ended June 30, 2001 upon the cessation of operations of this joint venture company.

Liquidity and Capital Resources

      We have financed our operations principally through private sales of our preference shares and our initial public offering. From inception through June 30, 2002, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in our initial public offering. As of June 30, 2002, we had $93.2 million in cash and cash equivalents and short-term investments.

      For the year ended June 30, 2002, net cash used in operating activities was $6.4 million and was primarily attributable to our net loss of $16.1 million and a decrease in accrued liabilities of $2.7 million, largely offset by the non-cash stock-based compensation expense of $2.3 million, amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $5.2 million and loss on equity investment of $562,000. For the year ended June 30, 2001, net cash used in operating activities was $14.2 million and was primarily attributable to our net loss of $36.4 million, largely offset by the non-cash stock-based compensation expense of $7.5 million, amortization expense of $6.8 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $3.6 million, and an increase in accrued liabilities of $3.5 million. For the year ended June 30, 2000, net cash used in operating activities was $20.1 million and was primarily attributable to our net loss of $51.0 million, largely offset by the non-cash stock-based compensation expense of $19.1 million, amortization expense of $6.8 million related to goodwill and other intangible assets, and an increase in accrued liabilities of $6.6 million.

      Net cash used in investing activities was $15.4 million for the year ended June 30, 2002, primarily due to the purchase of short-term investments of $4.8 million, the acquisition of Sun TV of $8.6 million and the purchase of capital equipment of $2.0 million. Net cash used in investing activities was $34.5 million for the year ended June 30, 2001, primarily due to the purchase of short-term investments of $26.8 million and the purchase of capital equipment of $7.7 million. Net cash used in investing activities was $34.9 million for the year ended June 30, 2000, primarily due to the purchase of short-term investments of $26.5 million, the purchase of capital equipment of $7.0 million and the investment in a joint venture of $1.4 million.

      Net cash provided by financing activities was $352,000 for the year ended June 30, 2002, primarily attributable to proceeds of $30,000 from sale of Ordinary Shares under stock plans and proceeds of $429,000 from repayment of notes receivable from shareholders, offset by the repurchase of Ordinary Shares of $107,000. Net cash provided by financing activities was $2.1 million for the year ended June 30, 2001, primarily attributable to proceeds of $1.5 million from sale of Ordinary Shares under stock plans and proceeds of $588,000 from repayment of notes receivable from shareholders. Net cash provided by financing activities was $133.5 million for the year ended June 30, 2000, primarily attributable to net proceeds of $69.1 million received from the initial public offering in April 2000 and of $63.9 million received from the Series C preference share issuance in October and November 1999. The remaining cash provided by the financing activities was primarily from the proceeds of exercising stock options and preference share warrants.

Commitment and Contingencies

      We currently have no material commitments other than the operating leases for our facilities. As of June 30, 2002, we had future minimum rental lease payments of $902,000, $995,000 and $256,000 due less than one year, one to three years and after three years, respectively, under non-cancelable operating leases.

      We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure that financing will be available in amounts or on terms acceptable to us, if at all.

      There are uncertainties regarding the legal basis of our ability to operate an Internet business and to advertise in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including us, may operate. Therefore, we might be required to limit the scope of our operations in China, and this could have a material adverse effect on our financial position, results of operations and cash flows.

      We are involved in certain lawsuits in the normal course of our business operations in China, and we do not expect that the outcome of these lawsuits will have material impact on our financial positions or results of operations.

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values. We adopted these new statements to account for our business combinations completed subsequent to June 30, 2001. The adoption of these pronouncements did not have a significant impact on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. We adopted this statement during the fiscal year ending June 30, 2003. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

Item 7a.     Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area.

Foreign Currency Exchange Rate Risk

      The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations.

      We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of June 30, 2002 and 2001, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Investment Risk

      On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun TV, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of June 30, 2002, our interest was diluted to 21.8% after the issuances of new shares by Sun TV. We have invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which is accounted for using the equity method. Accordingly, the operations of Sun TV may have a material non-cash impact on our operating results in future periods.

Item 8.     Financial Statements and Supplementary Data

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of SINA.com

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity and of cash flows expressed in U.S. dollars present fairly, in all material respects, the financial position of SINA.com and its subsidiaries at June 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California

August 6, 2002, except for Note 12
as to which the date is September 2, 2002

SINA.COM

CONSOLIDATED BALANCE SHEET

	June 30,

	2002	2001

	(In U.S. dollars)
	(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$31,095	$52,505
Short-term investments	62,056	57,284
Accounts receivable, net	4,722	4,262
Prepaid expenses and other current assets	1,706	1,350

Total current assets	99,579	115,401
Property and equipment, net	8,240	11,911
Long-term investment	13,167	—
Intangible assets, net	—	5,063
Receivables from related parties	—	556
Other assets	369	191

Total assets	$121,355	$133,122

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,099	$1,613
Accrued liabilities	8,566	11,542

Total current liabilities	9,665	13,155

Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000 shares authorized; 45,890 and 41,358 shares issued and outstanding	6,107	5,504
Additional paid-in capital	223,306	220,671
Notes receivable from shareholders	(1,050)	(1,479)
Deferred stock compensation	(1,299)	(5,423)
Accumulated deficit	(115,393)	(99,301)
Accumulated other comprehensive income (loss):
Cumulative translation adjustments	19	(5)

Total shareholders’ equity	111,690	119,967

Total liabilities and shareholders’ equity	$121,355	$133,122

The accompanying notes are an integral part of these consolidated financial statements.

SINA.COM

CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended June 30,

	2002	2001	2000

	(In U.S. dollars)
	(In thousands, except
	per share amounts)
Net revenues:
Advertising	$21,105	$23,393	$11,013
Non-advertising	7,403	3,290	3,157

	28,508	26,683	14,170

Cost of revenues:
Advertising	11,537	13,771	8,950
Non-advertising	1,938	1,169	1,965
Stock-based compensation	133	414	605

	13,608	15,354	11,520

Gross profit	14,900	11,329	2,650

Operating expenses:
Sales and marketing	12,468	21,694	17,476
Product development	6,666	9,648	7,358
General and administrative	8,237	8,918	6,951
Stock-based compensation*	2,208	7,097	18,460
Amortization of intangible assets	5,063	6,765	6,807

Total operating expenses	34,642	54,122	57,052

Loss from operations	(19,742)	(42,793)	(54,402)
Interest income, net	4,212	7,336	3,801

Loss before loss in equity investment and minority interest	(15,530)	(35,457)	(50,601)
Loss on equity investments	(562)	(894)	(501)
Minority interest	—	—	119

Net loss	(16,092)	(36,351)	(50,983)
Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	(84)

Net loss attributable to ordinary shareholders	$(16,092)	$(36,351)	$(51,067)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.36)	$(0.91)	$(3.44)

Shares used in computing basic and diluted net loss per share	44,315	40,110	14,836

*	Stock-based compensation was allocated among the associated expense categories as follows:

Sales and marketing	$66	$219	$567
Product development	707	2,295	5,973
General and administrative	1,435	4,583	11,920

	$2,208	$7,097	$18,460

The accompanying notes are an integral part of these consolidated financial statements.

SINA.COM

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Notes
	Ordinary Shares		Additional	Receivable			Cumulative	Total
			Paid-in	from	Deferred Stock	Accumulated	Translation	Shareholders’	Comprehensive
	Shares	Amount	Capital	Shareholders	Compensation	Deficit	Adjustments	Equity	Loss

	(In U.S. dollars, in thousands)
Balances at July 1, 1999	7,102	$947	$38,055	$—	$(19,453)	$(11,883)	$37	$7,703
Issuance of Ordinary Shares pursuant to stock plans	597	79	162	—	—	—	—	241
Sale of Ordinary Shares for notes receivables from shareholders, net of repurchases	2,957	394	2,235	(2,629)	—	—	—	—
Repayments of notes receivable from shareholders	—	—	—	562	—	—	—	562
Issuance of Ordinary Shares in initial public offering	4,600	612	72,114	—	—	—	—	72,726
Costs of initial public offering	—	—	(3,907)	—	—	—	—	(3,907)
Conversion of Preference Shares and Warrants to Ordinary Shares	25,508	3,393	98,026	—	—	—	—	101,419
Deferred stock compensation	—	—	14,669	—	(14,669)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	19,065	—	—	19,065
Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	—	—	—	(84)	—	(84)
Housing provided by the Stone Group	—	—	45	—	—	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	(50,983)	—	(50,983)	$(50,983)
Currency translation adjustments	—	—	—	—	—	—	30	30	30

Comprehensive loss									$(50,953)

Balances at June 30, 2000	40,764	5,425	221,399	(2,067)	(15,057)	(62,950)	67	146,817
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	594	79	1,459	—	—	—	—	1,538
Repayments of notes receivable from shareholders	—	—	—	588	—	—	—	588
Costs of initial public offering	—	—	(64)	—	—	—	—	(64)
Deferred stock compensation	—	—	(2,123)	—	2,123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	7,511	—	—	7,511
Comprehensive loss:
Net loss	—	—	—	—	—	(36,351)	—	(36,351)	$(36,351)
Currency translation adjustments	—	—	—	—	—	—	(72)	(72)	(72)

Comprehensive loss									$(36,423)

Balances at June 30, 2001	41,358	5,504	220,671	(1,479)	(5,423)	(99,301)	(5)	119,967
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	(61)	(8)	(69)	—	—	—	—	(77)
Repayments of notes receivable from shareholders	—	—	—	429	—	—	—	429
Deferred stock compensation	—	—	(1,783)	—	1,783	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,341	—	—	2,341
Acquisition of long-term investment	4,593	611	4,487	—	—	—	—	5,098
Comprehensive loss:
Net loss	—	—	—	—	—	(16,092)	—	(16,092)	$(16,092)
Currency translation adjustments	—	—	—	—	—	—	24	24	24

Comprehensive loss									$(16,068)

Balances at June 30, 2002	45,890	$6,107	$223,306	$(1,050)	$(1,299)	$(115,393)	$19	$111,690

The accompanying notes are an integral part of these consolidated financial statements.

SINA.COM

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended June 30,

	2002	2001	2000

	(In U.S. dollars, in thousands)
Cash flows from operating activities:
Net loss	$(16,092)	$(36,351)	$(50,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Minority interests	—	—	(119)
Loss on equity investments	562	894	501
Loss on disposal of fixed assets	267	—	—
Depreciation and amortization	5,186	3,566	1,476
Stock-based compensation	2,341	7,511	19,065
Amortization of intangible assets	5,063	6,765	6,807
Changes in assets and liabilities:
Accounts receivable, net	(460)	(341)	(2,680)
Prepaid expenses and other current assets	(356)	184	(981)
Receivable from related parties	556	(288)	(268)
Other assets	(178)	32	128
Accounts payable	(514)	410	375
Accrued liabilities	(2,735)	3,452	6,576

Net cash used in operating activities	(6,360)	(14,166)	(20,103)

Cash flows from investing activities:
Acquisition of property and equipment	(2,035)	(7,740)	(7,019)
Investment in joint venture	—	—	(1,395)
Acquisition of long-term investment	(8,595)	—	—
Purchase of short-term investments	(4,772)	(26,800)	(26,447)

Net cash used in investing activities	(15,402)	(34,540)	(34,861)

Cash flows from financing activities:
Proceeds from issuance of Preference Shares, net	—	—	63,920
Proceeds from issuance of Ordinary Shares, net	30	1,474	69,060
Repurchase of ordinary shares	(107)	—	—
Proceeds from notes receivable from shareholders	429	588	562

Net cash provided by financing activities	352	2,062	133,542

Net increase (decrease) in cash and cash equivalents	(21,410)	(46,644)	78,578
Cash and cash equivalents at beginning of year	52,505	99,149	20,571

Cash and cash equivalents at end of year	$31,095	$52,505	$99,149

Supplemental disclosure of noncash investing and financing activities:
Ordinary Shares issued for notes receivable	$—	$—	$2,629

Accretion on Mandatorily Redeemable Convertible Preference Shares	$—	$—	$84

Ordinary shares issued for acquisition of long-term investment	$5,098	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

1.     The Company and Summary of Significant Accounting Policies

The Company

      SINA.com (“SINA” or the “Company”) is a leading online media and value-added service provider for China and for global Chinese communities. The Company operates a branded network of web sites targeting greater China and overseas Chinese, providing an array of services including online portals, premium email, wireless short messaging, virtual ISP, search, classified information, online games, e-commerce, e-learning and enterprise e-solutions.

Principles of Consolidation and Basis of Presentation

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At June 30, 2002 and 2001, cash equivalents were composed primarily of investments in commercial paper and money market accounts stated at cost, which approximated fair value.

Short-Term Investments

      Short-term investments were held as securities available for sale are reported at amortized cost as of the balance sheet date which approximates fair market value. As of June 30, 2002 and 2001, the amounts of gross unrealized gains and losses were not significant.

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

Intangible Assets, Net

      Intangible assets, which include developed technology, trade name, content technology and goodwill arising from the acquisitions of Sinanet and additional interests in Beijing SINA Information Technology Co. Ltd. or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS), were amortized using the straight-line method over a period of three years from the acquisition date.

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets

      The Company evaluates the recoverability of long-lived assets from time to time and will recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Based on its most recent analysis, the Company believes that there was no impairment of its property and equipment and intangible assets in any of the periods presented.

Revenue Recognition

      The Company derives its revenues from advertising and non-advertising sources.

Advertising

      Advertising revenues are derived principally from advertising and sponsorship arrangements. In its advertising contracts the Company typically guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impressions deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on the Company’s network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on the Company’s web sites are recognized ratably over the term of such programs.

      Revenue from barter transactions is recognized during the period in which the advertisements are displayed in the Company’s properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Barter revenues represented 1.3% of the advertising revenues for the year ended June 30, 2000 and less than 1% of the advertising revenues for the years ended June 30, 2002 and 2001.

Non-advertising

      Non-advertising revenues are derived from proprietary software products and licenses, e-commerce and other fee-based services.

      Revenue from the sale of software products is recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. The Company delivers its software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce the Company’s software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company recognizes revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. These Statements generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company’s software product agreements do not involve multiple elements.

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within the Company’s online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on the Company’s web site while the commission revenue is recognized on a net basis after both successful on-line verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

      Fee-based services revenues mainly include wireless short messaging, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured.

Product Development Costs

      Product development costs include expenses incurred by the Company to maintain, monitor and manage the Company’s web site. The Company recognizes website development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of website content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and as a result, all product development costs have been expensed as incurred.

Advertising Expenses

      The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses totaled $4.7 million, $12.1 million and $8.8 million during the years ended June 30, 2002, 2001 and 2000, respectively.

Stock-Based Compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by FASB Interpretation No. (“FIN”) 44 and Emerging Issues Task Force (“EITF”) No. 00-23 and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Deferred compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively.

      The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and FIN 44 and EITF No. 96-18 and No. 00-23.

Income Taxes

      Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

Foreign Currency

      The Company’s operations in China, Hong Kong and Taiwan use the local currencies as their functional currencies. Accordingly, all assets and liabilities of the entities in China, Hong Kong and Taiwan are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

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

Recent Accounting Pronouncements

      In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and indefinite lived intangible assets created by business combinations accounted for using the purchase method of accounting. Instead, goodwill and indefinite lived intangible assets will be subject to an annual review for impairment and will be written down and charged to results of operations only in the periods in which the recorded value of goodwill and indefinite lived intangible assets exceed their fair values. The Company adopted these new statements to account for business combinations completed subsequent to June 30, 2001. The adoption of these pronouncements did not have a significant impact on the Company’s consolidated financial statements.

      In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with years beginning after December 15, 2001. SFAS No. 144 requires, amongst other things, the application model for long-lived assets that are impaired or to be disposed of by sale. The Company adopted this statement during the fiscal year ending June 30, 2003. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.     Long-Term Investment

      On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Television Cybernetworks Holdings Limited (“Sun TV”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun TV for consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun TV meets certain performance targets over the next 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. The investment is accounted for using the equity method of accounting.

      As of June 30, 2002, the investment in Sun TV had a market value of $28.6 million.

      The purchase price was allocated as follows (in thousands):

Sun TV net equity as of acquisition date	$32,373
SINA.com’s equity interest	27.6%

8,935
SINA.com’s goodwill relates to Sun TV	1,000
SINA.com’s intangible assets relates to Sun TV	3,794

Purchase price	$13,729

      On September 28, 2001, the Company entered into a loan agreement with Sun TV in which the Company agreed to provide a loan facility of $4.0 million to Sun TV for general working capital purpose. On the same date, the Company entered into another loan agreement with Ms. Yang, in which Ms. Yang agreed to loan $4.0 million to the Company to finance the above $4.0 million loan facility granted to Sun TV. Under this loan agreement, the Company was obliged to repay the loan to Ms. Yang only if Sun TV had first complied with all its payment obligations and the Company had received all monies due under the loan agreement between the Company and Sun TV. These two loan agreements had identical terms that both loan facilities were unsecured, carried interest at LIBOR plus a margin of 1% per annum and were repayable on September 28, 2004. In April 2002, both loan facilities were terminated through mutual agreements and all the accrued interests on the loans were waived. As a result, Sun TV repaid $4.0 million directly to Ms. Yang.

      During the year ended June 30, 2002, the Company recorded a loss of $562,000 on its investment in Sun TV, representing the Company’s share of Sun TV’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun TV to other investors at a price higher than the Company’s investment cost. The new issuance of shares by Sun TV resulted in a dilution of the Company’s interest in Sun TV to 21.8% as of June 30, 2002.

      The carrying value of the investment as of June 30, 2002 was as follows (in thousands):

Sun TV net equity as of June 30, 2002	$47,453
SINA.com’s equity interest	21.8%

10,345
SINA.com’s intangible assets relates to Sun TV	2,822

Investment in Sun TV	$13,167

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Balance Sheet Components

	June 30,

	2002	2001

	(In thousands)
Cash and cash equivalents:
Cash	$31,095	$14,334
Commercial paper	—	38,171

	$31,095	$52,505

Short-term investments:
Time deposits	$33	$30
Corporate notes and government bonds	62,023	57,254

	$62,056	$57,284

Accounts receivable, net:
Accounts receivable	$6,718	$5,843
Less: Allowance for doubtful accounts	(1,996)	(1,581)

	$4,722	$4,262

Property and equipment, net:
Computer equipment and software	$16,265	$15,885
Furniture and fixtures	773	735
Leasehold improvements	704	913

	17,742	17,533
Less: Accumulated depreciation and amortization	(9,502)	(5,622)

	$8,240	$11,911

Intangible assets, net:
Purchased technology	$1,638	$1,638
Trade name	931	931
Work force	762	762
Content relationship	1,197	1,197
Goodwill	15,895	15,895

	20,423	20,423
Less: Accumulated amortization	(20,423)	(15,360)

	$—	$5,063

Accrued liabilities:
Payroll and related expenses	$2,176	$3,489
Deferred revenue	1,967	2,200
Sales taxes payable	372	245
Marketing expenses	1,247	2,261
Other	2,804	3,347

	$8,566	$11,542

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.     Related Party Transactions

      Transactions with ICP Company and Ad Company. To comply with Chinese regulations, in April 2000, Beijing SINA Information Technology Co. Ltd. or BSIT, the Company’s subsidiary in China, entered into agreements with two limited liability companies incorporated in China: Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”) and Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”.) The Ad Company is a Chinese advertising company that is 75% owned by Yan Wang, the Company’s president, and 25% owned by BSIT. The ICP Company is a Chinese Internet content provider that is 30% owned by Daniel Mao, the Company’s chief executive officer, 30% owned by Yan Wang and 40% by four other employees of the Company. All individual shareholders of the Ad Company and the ICP Company are required under their agreements with BSIT to transfer their interest in the Ad Company or ICP Company to BSIT or to any person specified by BSIT at any time at BSIT’s request, provided that such transfer is not in violation of Chinese laws and regulations. In the opinion of SINA’s Chinese counsel, the ownership of BSIT and its businesses comply with existing Chinese laws and regulations.

      Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on the China web site to the Ad Company. The Ad Company, in turn, places advertisements in this space for third parties under its advertising license. In addition, BSIT licensed intellectual property and transferred equipment to the ICP Company and acts as the ICP Company’s provider of technical services, all in exchange for fees or other payments. BSIT is also a consultant and service provider to the Ad Company for its domestic Chinese customers. Substantially all of the income received from sales by the Ad Company and ICP Company from third parties is paid to BSIT.

      Through ten-year proxies ending in the years 2011 and 2010, BSIT has complete voting control over the ICP Company and the Ad Company. The employee owners of the ICP Company and the Ad Company do not have participating rights as defined in EITF 96-16 with respect to the management of the ICP Company and the Ad Company. Therefore, the financial position and results of operations of the ICP Company and the Ad Company are consolidated with the financial statements of SINA.com, and intercompany transactions and balances are eliminated in the consolidation.

      Prior to October 1, 2001, when BSIT obtained the proxy for the ICP Company, the financial position and results of operations of the ICP Company were not consolidated in the Company’s financial statements. During the quarter ended September 30, 2001 and the years ended June 30, 2001 and 2000, BSIT recorded $614,000, $924,000 and $95,000, respectively, of revenue from technical support service provided to the ICP Company, which amounts were equal to the revenue the ICP Company received from unrelated parties during the same periods. During the quarter ended September 30, 2001 and the years ended June 30, 2001 and 2000, the Ad Company paid the ICP Company $72,000, $338,000 and $434,000, respectively, for advertising space. As a result of the transactions, BSIT recorded a receivable from the ICP Company of $436,000 and $148,000 at June 30, 2001 and 2000, respectively. These amounts plus loans by BSIT to certain employees for the purpose of setting up the ICP Company totaled to $556,000 and $268,000, which were reported as receivables from related parties as of June 30, 2001 and 2000, respectively. Also, BSIT accrued for the costs and expenses of the ICP Company in excess of its revenues as the costs are incurred by the ICP Company. For the quarter ended September 30, 2001 and the years ended June 30, 2001 and 2000, BSIT accrued $662,000, $1.6 million and $381,000, respectively, for the ICP Company’s losses. BSIT obtained the proxy for the Ad Company earlier, and the results of the Ad Company have been consolidated for all periods presented.

      BSIT was formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS.

      Joint venture investment. In December 1999, the Company contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. The investment in the joint venture was accounted for under the equity method. The total expenses incurred from service provided by the

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

joint venture for the year ended June 30, 2001 amounted to $309,000. The payable to the joint venture as of June 30, 2001 was $309,000. The investment was written off due to the joint venture’s cease of operation during the year ended June 30, 2001.

      Shareholder notes. During the years ended June 30, 2002 and 2001, respectively, notes of $429,000 and $588,000 were repaid. As of June 30, 2002 and 2001, notes receivable from shareholders were $1.1 million and $1.5 million. These ordinary shares are subject to rights of repurchase by the Company until such shares are vested. The notes are full recourse and have a five-year term expiring in 2005. They bear interest ranging from 5.74% to 5.87%.

5.     Income Taxes

      Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The components of losses before income taxes are as follows:

	For the Year Ended June 30,

	2002	2001	2000

	(In thousands)
Loss subject to U.S. income taxes only	$(6,153)	$(12,956)	$(13,566)
Loss subject to foreign income taxes, and in certain cases, U.S. income taxes	(9,939)	(23,395)	(37,501)

Loss before taxes	$(16,092)	$(36,351)	$(51,067)

      The components of the net deferred tax assets as of June 30, 2002 and 2001 are as follows:

	June 30,

	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforward	$18,020	$15,224
Other accruals and liabilities	484	521
Research and development credits	622	578
Depreciation and amortization	374	224

Total deferred tax assets	19,500	16,547
Less: Valuation allowance	(19,500)	(16,547)

	$—	$—

      The Company has established a valuation allowance against its deferred tax assets due to the uncertainty surrounding the realization of such assets. Management evaluates that significant evidence does not exist under generally accepted accounting principles to support a conclusion that it is more likely than not that the future deferred tax asset will be realized.

      As of June 30, 2002, the subsidiary of the Company in the United States had approximately $40.6 million of federal and $17.4 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in fiscal years 2012 through 2022, and the state net operating loss carryforwards will expire, if unused, in fiscal years 2003 through 2011. Included in the net operating loss is $168,000 and $11,000 of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted.

      Additionally, as of June 30, 2002, the Company’s Hong Kong subsidiary had approximately $9.5 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The China subsidiary also had net operating loss carryforwards of approximately $17.0 million which can be carried forward for 5 years.

6.     Net Loss Per Share

      The following table sets forth the computation of basic and diluted net loss per share for the periods presented:

	Year Ended June 30,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Numerator:
Net loss	$(16,092)	$(36,351)	$(50,983)
Accretion of mandatorily redeemable convertible preference redemption value	—	—	(84)

Net loss attributable to ordinary shareholders	$(16,092)	$(36,351)	$(51,067)

Denominator:
Shares used in computing basic and diluted net loss per share	44.315	40,110	14,836

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.36)	$(0.91)	$(3.44)

Antidilutive securities including options, warrants, preference shares and restricted ordinary shares not included in net loss per share calculation	5,861	5,357	23,859

7.     Employee Benefit Plans

410(k) Savings Plan

      The Company has a saving plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company had not been required to contribute to the 401(k) Plan.

China Contribution Plan and Profit Appropriation

      The Company’s subsidiary in China participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During years ended June 30, 2002,

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 and 2000, the Company contributed to these funds a total of $0.8 million, $0.7 million and $1.2 million, respectively.

      Pursuant to the laws applicable to China’s Foreign Investment Enterprises, the Company’s subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company’s discretion. Since the Company’s PRC subsidiary is in a loss making position, no appropriations have been made to the general reserve fund.

8.     Stock Plans

1999 Stock Option Plan

      In May 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of June 30, 2002, the Company has reserved 11,358,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of June 30, 2002, there were a total of 3,072,000 options outstanding under the 1999 Plan.

      Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through June 30, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. At June 30, 2002 and 2001, there were 309,000 and 888,000, respectively, shares of such Ordinary Shares issued that were subject to repurchase.

1999 Executive Stock Option Plan

      In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of June 30, 2002, a total of 3,602,000 options had been granted under the Executive Plan, of which a total of 1,352,000 had been cancelled and a total of 56,000 had been exercised. As of June 30, 2002, there were a total of 2,194,000 options outstanding under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through June 30, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four year term or a one year term. Certain

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

Directors’ Stock Option Plan

      In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a nonstatutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional nonstatutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors’ Plan vest in full immediately upon grant. As of June 30, 2002, a total of 323,000 options had been granted under the Directors’ Plan and 285,000 options are outstanding at June 30, 2002.

Activities of All Stock Option Plans

      The following table summarizes stock option activity under the Company’s stock option plans:

	Year Ended June 30,

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price

	(In thousands, except per share amounts)
Outstanding at beginning of period	4,469	$6.21	4,722	$7.02	5,999	$0.56
Granted	2,470	1.62	1,919	4.10	4,887	7.24
Exercised	(37)	0.47	(531)	1.66	(5,171)	0.77
Canceled	(1,351)	8.08	(1,641)	7.53	(993)	1.55

Outstanding at period end	5,551	3.75	4,469	6.21	4,722	7.02

Weighted average grant date fair value of options granted during the year		$0.71		$3.08		$6.49

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At June 30, 2002, approximately 2,888,000 options were available for grant under the Plans.

	Options Outstanding at June 30, 2002			Options Exercisable at
				June 30, 2002
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

	(In thousands)			(In thousands)
$0.16 - $1.50	1,212	7.95	$1.00	795	$0.84
$1.68 - $3.13	2,953	9.53	1.97	580	2.23
$6.50 - $7.33	1,050	7.46	7.18	763	7.25
$11.50 - $27.94	336	7.80	18.63	251	18.11

	5,551			2,389

      Stock-based compensation. The Company recorded deferred stock compensation totaling $33.4 million which is being amortized over the vesting periods of the related options, which are generally four years. Amortization expense recognized during the years ended June 30, 2002, 2001 and 2000 totaled approximately $2.3 million, $7.5 million and $19.1 million, respectively.

      Fair value disclosures. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Year Ended June 30,

	2002	2001	2000

Risk-free interest rate	3.70% - 4.36%	4.64% - 6.15%	6.00% - 6.40%
Expected life (in years)	4	4	4
Expected dividend yield	—	—	—
Volatility	49%	108%	84%

      Prior to the Company’s initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considering the expected volatility of our stock price, determined in accordance with FAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts as follows:

	Year Ended June 30,

	2002	2001	2000

	(In thousands, except
	per share amounts)
Net loss:
As reported	$(16,092)	$(36,351)	$(51,067)

Pro forma	$(16,313)	$(36,878)	$(53,429)

Net loss per share, basic and diluted:
As reported	$(0.36)	$(0.91)	$(3.44)

Pro forma	$(0.37)	$(0.92)	$(3.60)

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

      In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company’s Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of June 30, 2002, total contributions by employees to the Purchase Plan was $0.7 million and 88,000 shares had been issued under the Purchase Plan.

9.     Segment Information

      Based on the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in two principal business segments globally; advertising and non-advertising. The Company does not allocate any operating costs or assets to its segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is meaningful in evaluating these segments’ performance.

      The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240
Year ended and as of June 30, 2001:
Revenues	$6,866	$17,190	$1,002	$1,625	$26,683
Long-lived assets	1,754	6,103	1,317	2,737	11,911
Year ended and as of June 30, 2000:
Revenues	$4,414	$8,080	$525	$1,151	$14,170
Long-lived assets	1,694	3,690	938	1,415	7,737

      Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise property and equipment.

10.     Certain Risks and Concentrations

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., China, Hong

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Kong and Taiwan which management believes are of high credit quality. The Company believes that the risk associated with accounts receivable is mitigated, to some extent, by the fact that the Company’s customer base is geographically dispersed. The Company maintains an allowance for potential credit losses that it believes to be adequate. One customer represented 11% of net revenues for the year ended June 30, 2001. No individual customer accounted for more than 10% of total net revenues for the years ended June 30, 2002 and 2000. Two customers accounted for 13% and 14% of accounts receivable at June 30, 2002. One customer accounted for 11% of accounts receivable at June 30, 2001. No individual customer accounted for more than 10% of accounts receivable at June 30, 2000.

      The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company’s business and operating results.

      The Company relies on a number of third-party suppliers for various services, including web server hosting, banner advertising delivery software and Internet traffic measurement software.

11.     Commitments and Contingencies

      Leases. The Company leases office facilities under noncancelable operating leases with various expiration dates through June 2007. Rent expense for the years ended June 30, 2002, 2001 and 2000 totaled $1.1 million, $1.1 million and $778,000, respectively.

      At June 30, 2002, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending June 30,
2003	$902
2004	501
2005	244
2006	250
2007	256

$2,153

      Contingencies. There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet business and to advertise in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

12.     Subsequent Event

      On September 2, 2002, the Company announced that a definitive agreement was entered into with the shareholders of Shanghai Techur Technology Developing Co., Ltd. (“Techur”) to acquire 100% equity interest in Techur for a consideration of approximately $1.9 million. If Techur meets certain performance targets over the next 12 months, the maximum consideration would increase to approximately $3.8 million. The acquisition is expected to be completed in October 2002.

SINA.COM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Techur is an Internet and logistic software company in the PRC, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“ B2B”) portal (www.eastchina.com) for various industries in Eastern China.

Supplementary Financial Data (unaudited)

      The following table reflects the Company’s unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended June 30, 2002. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to present fairly the unaudited quarterly results of operations data. Please refer to the Company’s consolidated financial statements and the notes thereto for an explanation of the computation of basic and diluted net loss per share.

	Three Months Ended

	June 30,	March 31,	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2002	2002	2001	2001	2001	2001	2000	2000

	(In thousands, except per share amounts)
Net revenues	$8,563	$7,115	$6,769	$6,061	$5,779	$6,129	$7,622	$7,153
Gross profit	5,014	3,697	3,272	2,917	2,470	2,472	3,378	3,009
Net loss attributable to ordinary shareholders	(1,894)	(3,971)	(4,933)	(5,294)	(8,217)	(9,010)	(8,875)	(10,249)
Basic and diluted net loss per share attributable to ordinary shareholders	$(0.04)	$(0.09)	$(0.11)	$(0.13)	$(0.20)	$(0.22)	$(0.22)	$(0.26)
Shares used in computing basic and diluted net loss per share	45,579	45,488	45,396	40,798	40,453	40,300	40,123	39,565

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Incorporated by reference from the information under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers of Registrant” and “Section 16 Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 11.     Executive Compensation

      Incorporated by reference from the information under the captions “Compensation of Executive Officers” “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” in the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the information under the captions “Record Date; Voting Securities” and “Information Regarding Beneficial Ownership of Principal Shareholders and Management” in the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for its 2002 Annual Meeting of Shareholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      Upon request, we will provide, without charge, a copy of this Report on Form 10-K, including the consolidated financial statements, financial statement schedules and any exhibits for SINA’s most recent fiscal year. All requests should be sent to:

SINA.com

Investor Relations
2988 Campus Drive, Suite 100
San Mateo, CA 94403
(650) 638-9228

      In addition, the Securities and Exchange Commission maintains a website that provides access to all filings made electronically by SINA.com at www.sec.gov. SINA’s website is located at www.sina.com. Information contained on SINA’s website is not a part of this Annual Report on Form 10-K.

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 33 of this report.

(2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 33 of this report.

(3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index on page 59 to page 61 of this report (numbered in accordance with Item 601 of Regulation S-K).

      (b) In October 2001, we filed a Current Report on Form 8-K regarding the acquisition of 2,028,122,000 ordinary shares of Sun Television Cybernetworks Holding Limited.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA.com has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA.COM

By:	/s/ CHARLES CHAO _______________________________________ Charles Chao

Chief Financial Officer and
Executive Vice President

Date: September 27, 2002

CERTIFICATIONS

I, Daniel Mao, certify that:

1. I have reviewed this annual report on Form 10-K of SINA.COM;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

By:	/s/ DANIEL MAO

Daniel Mao
Chief Executive Officer and Director

Date: September 27, 2002

I, Charles Chao, certify that:

1. I have reviewed this annual report on Form 10-K of SINA.COM;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

By:	/s/ CHARLES CHAO

Charles Chao
Chief Financial Officer and
Executive Vice President

Date: September 27, 2002

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel Mao and Charles Chao, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Pursuant to the requirements of the Securities Act of 1934, this From 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL MAO Daniel Mao	Chief Executive Officer and Director (Principal Executive Officer)	September 27, 2002

/s/ CHARLES CHAO Charles Chao	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	September 27, 2002

/s/ DANIEL CHIANG Daniel Chiang	Chairman of the Board	September 27, 2002

/s/ PEHONG CHEN Pehong Chen	Director	September 27, 2002

/s/ YONGJI DUAN Yongji Duan	Director	September 27, 2002

/s/ LIP-BU TAN Lip-Bu Tan	Director	September 27, 2002

/s/ TER-FUNG TSAO Ter-Fung Tsao	Director	September 27, 2002

/s/ YICHEN ZHANG Yichen Zhang	Director	September 27, 2002

EXHIBIT INDEX

Exhibit
Number			Description

2	.1*	—	Agreement and Plan of Reorganization by and among SRS International Ltd., SINO Acquisition Corporation and Sinanet.com dated January 19, 1999.
3	.2*	—	Amended and Restated Articles of Association of SINA.com.
3	.4*	—	Amended and Restated Memorandum of Association of SINA.com.
4	.2*	—	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities.
10	.1*	—	Form of Indemnification Agreement between SINA.com and each of its officers and directors.
10	.2*	—	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement.
10	.3*	—	Sinanet.com 1997 Stock Plan and form of stock option agreement.
10	.4*	—	Amended SINA.com 1999 Stock Plan and form of share option agreement.
10	.5*	—	1999 Employee Stock Purchase Plan and form of subscription agreement.
10	.6*	—	1999 Directors’ Stock Option Plan and form of nonstatutory stock option agreement.
10	.9*	—	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. (a subsidiary of SINA.com)and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing.
10	.12*	—	Offer Letter dated January 11, 1999 between SINA.com and Daniel Mao.
10	.19*	—	1999 Executive Stock Plan.
10	.23*	—	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS.
10	.24*	—	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS.
10	.26*	—	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com.
10	.27*	—	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd.
10	.28*	—	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd.
10	.29*	—	Opinion of Commerce and Finance Law Offices dated March 14, 2000 regarding approval by China Securities Regulatory Commission.
10	.30*	—	Opinion of Commerce and Finance Law Offices dated March 20, 2000.
10	.31*	—	Employment Agreement dated September 23, 1999 between Beijing Store Rich Sight Technology Co. Ltd. and Yan Wang.
10	.32*	—	Lease Agreement dated November 18, 1999 between Po-Hu Lee and SINA.Com Online for offices located at 3F, No. 29, AN Ho Road, Ta An District, Taipei City, Taiwan.
10	.33*	—	Lease Agreement dated November 8, 1999 between Vicwood International Limited and SINA.com (Hong Kong) Limited for offices located at Units 01-03, 18th Floor, 199 Des Voeux Road, Central, Hong Kong.
10	.36*	—	Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company.
10	.37*	—	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com.

Exhibit
Number			Description

10	.38*	—	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.
10	.39*	—	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd.
10	.40*	—	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.
10	.42*	—	First Amendment dated April 6, 2000 to Yan Wang’s Labor Contract.
10	.44**	—	Change of Control Agreement dated November 27, 2000 with Daniel Mao.
10	.46**	—	Change of Control Agreement dated November 27, 2000 with Hurst Lin.
10	.47**	—	Change of Control Agreement dated November 27, 2000 with Yan Wang.
10	.48***	—	Change of Control Agreement dated February 1, 2001 with Charles Chao.
10	.49****	—	Separation and General Release Agreement dated July 30, 2001 between SINA.com and Zhidong Wang.
10	.50****	—	An agreement dated August 16, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.
10	.51#	—	Share Purchase Agreement dated September 12, 2001, as amended on September 28, 2001, among SINA.com, Lan Yang and Bruno Wu.
10	.52#	—	Consultancy Agreement dated September 28, 2001 between SINA.com and Bruno Wu.
10	.53#	—	Loan Agreement dated September 12, 2001, as amended on September 28, 2001, between Lan Yang and SINA.com.
10	.54#	—	Loan Agreement dated September 12, 2001 between SINA.com and Sun TV.
10	.55##	—	Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.
10	.56###	—	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA
10	.57###	—	Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd. and Beijing Stone Rich Sight Information Technology Co., Ltd. for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.
10	.58###	—	Supplemental Agreement to the Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd., Beijing Stone Rich Sight Information Technology Co., Ltd. and Scite International Property Management Co., Ltd. Beijing Scite Modern Branch for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.
10.59		—	Employment Agreement dated June 1, 2002 between Daniel Mao and SINA.com.
10.60		—	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com.
10.61		—	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China
21.1		—	List of Subsidiaries.
23.1		—	Consent of Independent Accountants.
24.1		—	Power of Attorney (appears on the signature page of this report).
99.1		—	Certification

*	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration No. 333-11718) filed with the Commission on March 27, 2000, as amended.

**	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

***	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

****	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Report on Form 10-K for the year ended June 30, 2001

#	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

##	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

###	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.