Form 10-Q
period 2002-09-30
SINA COM
filed 2002-11-14
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]    No [   ]

     The number of shares outstanding of the registrant’s ordinary shares as of October 31, 2002 was 45,927,452.

SINA.COM

PART I UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA.COM
CONDENSED CONSOLIDATED BALANCE SHEET
(in U.S. dollars, in thousands)

	September 30,	June 30,

	2002	2002

	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$42,199	$31,095
Short-term investments	53,567	62,056
Accounts receivable, net	4,151	4,722
Prepaid expenses and other current assets	1,954	1,706

Total current assets	101,871	99,579
Property and equipment, net	7,774	8,240
Long-term investment	12,856	13,167
Other assets	131	369

Total assets	$122,632	$121,355

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,460	$1,099
Accrued liabilities	9,408	8,566

Total current liabilities	10,868	9,665

Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000 shares authorized; 45,919 shares issued and outstanding	6,111	6,107
Additional paid-in capital	223,321	223,306
Notes receivables from shareholders	(1,050)	(1,050)
Deferred stock compensation	(808)	(1,299)
Accumulated deficit	(115,952)	(115,393)
Accumulated other comprehensive income	142	19

Total shareholders’ equity	111,764	111,690

Total liabilities and shareholders’ equity	$122,632	$121,355

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three Months Ended

	September 30,	September 30,
	2002	2001

Net revenues:
Advertising	$6,491	$5,144
Non-advertising	3,855	917

	10,346	6,061

Cost of revenues:
Advertising	2,977	3,026
Non-advertising	1,076	77
Stock-based compensation	28	41

	4,081	3,144

Gross profit	6,265	2,917

Operating expenses:
Sales and marketing	3,076	3,328
Product development	1,437	1,922
General and administrative	2,091	1,895
Stock-based compensation*	461	682
Amortization of intangible assets	—	1,688

Total operating expenses	7,065	9,515

Loss from operations	(800)	(6,598)
Interest income, net	552	1,304

Loss before loss on equity investment	(248)	(5,294)
Loss on equity investment	(311)	—

Net loss	$(559)	$(5,294)

Basic and diluted net loss per share	$(0.01)	$(0.13)

Shares used in computing basic and diluted net loss per share	45,671	40,798

* Stock-based compensation was allocated among the associated expense categories as follows:
Sales and marketing	$14	$20
Product development	147	218
General and administrative	300	444

	$461	$682

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Three Months Ended

	September 30,	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(559)	$(5,294)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on equity investment	311	—
Depreciation and amortization	1,157	1,290
Stock-based compensation	489	723
Amortization of intangible assets	—	1,688
Changes in assets and liabilities:
Accounts receivable, net	571	(175)
Prepaid expenses and other current assets	(248)	288
Other assets	238	(407)
Accounts payable	361	(48)
Accrued liabilities	805	(2,590)

Net cash provided by (used in) operating activities	3,125	(4,525)

Cash flows from investing activities:
Acquisition of property and equipment	(691)	(599)
Acquisition of long-term investment	—	(7,900)
Sales (purchase) of short-term investments	8,649	(8,216)

Net cash provided by (used in) investing activities	7,958	(16,715)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	21	16
Repurchase of ordinary shares	—	(107)
Proceeds from notes receivable from shareholders	—	429

Net cash provided by financing activities	21	338

Net increase (decrease) in cash and cash equivalents	11,104	(20,902)
Cash and cash equivalents at beginning of period	31,095	52,505

Cash and cash equivalents at end of period	$42,199	$31,603

Supplemental disclosure of noncash investing activities:
Ordinary shares issued for acquisition of long-term investment	$—	$5,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA.COM
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1.	The Company and Basis of Presentation

     SINA.com (“SINA” or the “Company”) is a leading online media and value-added information service provider for China and for global Chinese communities. The Company operates a branded network of web sites targeting greater China and overseas Chinese, providing an array of services including online portals, premium email, wireless short messaging, virtual ISP, search, classified information, online games, e-commerce, e-learning and enterprise e-solutions.

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three months ended September 30, 2002 are not necessarily indicative of results for the entire fiscal year ending June 30, 2003 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

2.	Recent Accounting Pronouncements

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

     In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is required to be applied starting with years beginning after December 15, 2001. SFAS No. 144 requires, among other things, the application model for long-lived assets that are impaired or to be disposed of by sale. We adopted this statement subsequent to June 30, 2002. The adoption of SFAS No. 144 did not have a significant impact on the Company’s consolidated financial statements.

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

     The following table sets forth the computation of basic and diluted net loss per share for the periods indicated:

	Three Months Ended
	September 30,

(in thousands, except for per share data)	2002	2001

Net loss attributable to ordinary shareholders	$(559)	$(5,294)

Basic and diluted:
Weighted average shares used in computing basic and diluted net loss per ordinary share	45,671	40,798

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.01)	$(0.13)

Shares of outstanding antidilutive securities including options and restricted ordinary shares not included in net loss per share calculation	6,682	4,347

4.	Long-Term Investment

     On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group Holdings Limited (“Sun Media Group”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media Group for consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun Media Group met certain performance targets over the 18 months following the acquisition date. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. The investment is accounted for using the equity method of accounting as we maintained the significant influence on Sun Media Group as of September 30, 2002 through board representation. If we cease to maintain such influence in the future, our accounting method in Sun Media Group investment may change.

     As of September 30, 2002, the investment in Sun Media Group had a market value of $15.7 million.

     The purchase price was allocated as follows (in thousands):

Sun Media Group net equity as of acquisition date	$32,373
SINA.com’s equity interest	27.6%

8,935
SINA.com’s goodwill relates to Sun Media Group	1,000
SINA.com’s intangible assets relates to Sun Media Group	3,794

Purchase price	$13,729

     On September 28, 2001, the Company entered into a loan agreement with Sun Media Group in which the Company agreed to provide a loan facility of $4.0 million to Sun Media Group for general working capital purpose. On the same date, the Company entered into another loan agreement with Ms. Yang, in which Ms. Yang agreed to loan $4.0 million to the Company to finance the above $4.0 million loan facility granted to Sun Media Group. Under this loan agreement, the Company was obliged to repay the loan to Ms. Yang only if Sun Media Group had first complied with all its payment obligations and the Company had received all monies due under the loan agreement between the Company and Sun Media Group. These two loan agreements had identical terms in that both loan facilities were unsecured, carried interest at LIBOR plus a margin of 1% per annum and were repayable on September 28, 2004. In April 2002, both loan facilities were terminated through mutual agreements and all the accrued interest on the loans was waived. As a result, Sun Media Group repaid $4.0 million directly to Ms. Yang.

     During the three months ended September 30, 2002, the Company recorded a loss of $311,000 on its investment in Sun Media Group, representing the Company’s share of Sun Media Group’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun Media Group to other investors at a price higher than the Company’s investment cost. The new issuance of shares by Sun Media Group resulted in a dilution of the Company’s interest in Sun Media Group to 19.5% as of September 30, 2002.

     The carrying value of the investment as of September 30, 2002 was as follows (in thousands):

Sun Media Group net equity as of September 30, 2002	$53,721
SINA.com’s equity interest	19.5%

10,476
SINA.com’s intangible assets relates to Sun Media Group	2,380

Investment in Sun Media Group	$12,856

5.	Segment Information

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

     The following is a summary of the Company’s geographic operations:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Three months ended and as of September 30, 2002:
Revenues	$710	$8,858	$254	$524	$10,346
Long-lived assets	495	5,150	634	1,495	7,774
Three months ended and as of September 30, 2001:
Revenues	$614	$4,594	$492	$361	$6,061
Long-lived assets	1,491	6,041	1,151	2,537	11,220

6.	Comprehensive Income

     The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	September 30,

	2002	2001

Net loss	$(559)	$(5,294)
Unrealized appreciation on short-term investments	160	—
Change in unrealized loss on foreign currency translation adjustments	(37)	(7)

	$(436)	$(5,301)

7.	Commitments and Contingencies

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

8.	Subsequent Event

     On September 2, 2002, we announced that we entered into a definitive agreement with the shareholders of Shanghai Techur Technology Developing Co., Ltd. (“Techur”) to acquire 100% equity interest in Techur for a consideration of approximately $1.9 million. If Techur meets certain performance targets over the next 12 months, the maximum consideration would increase to approximately $3.8 million. We are still waiting for some administrative procedures to be completed in order to consummate the transaction.

     Techur is an Internet and logistic software company in China, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“ B2B”) portal (www.eastchina.com) for various industries in Eastern China.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this documents are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors”. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

     We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, interest-based and community-building channels, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 60.6 million registered users worldwide and over 3 million active paid users for a variety of our fee-based services at September 30, 2002, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

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

     We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on fixed payment over a contract period, a cost-per-thousand impression basis and design of advertising campaigns to be placed on our network. Non-advertising revenues are primarily derived from Internet fee-based services, e-commerce, enterprise service and software sales. We derive fee-based service revenues primarily from short messaging service, subscription service, online listings and paid email services. We derive e-commerce revenues mainly from transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall. We derive enterprise service revenues from business listings and corporate email services. We sell our software products primarily in China and Hong Kong through our network of OEM partners, value-added resellers, distributors, retail merchants, and our direct sales force.

     We have incurred significant net losses from operations since our inception. As of September 30, 2002, we had an accumulated deficit of $115.9 million. These losses have been funded primarily through the issuance of our equity securities in the private and public market. We anticipate net losses from operations in the foreseeable future. Although we have recorded positive cash flows from operations in the past two quarters, we expect that our quarterly cash flows from operation will fluctuate in the foreseeable future.

     We recorded cumulative deferred stock compensation of approximately $33.6 million, net through September 30, 2002, which represents the difference between the exercise price of options granted through September 30, 2002 and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $2.3 million, $7.5 million and $19.1 million in fiscal 2002, 2001 and 2000, respectively. We expect the amortization of deferred compensation to approximate $1.2 million for fiscal 2003 and $0.1 million for fiscal 2004.

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

     In April 2000, we sold 4,600,000 ordinary shares in an underwritten initial public offering, inclusive of 600,000 ordinary shares through the exercise of the underwriter’s over-allotment option, for net proceeds of approximately $68.8 million.

     On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group Holdings Limited (“Sun Media Group”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media Group for a consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun Media Group met certain performance targets over the 18 months following the acquisition date. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. Through September 30, 2002, the investment has been accounted for using the equity method of accounting as we maintained the significant influence on Sun Media Group as of September 30, 2002 through board representation. If we cease to maintain such influence in the future, our accounting method in Sun Media Group investment may change. Our investment in Sun Media Group was diluted to 19.5% as of September 30, 2002 as a result of Sun Media Group’s issuance of new shares to new investors.

     On September 2, 2002, we announced that we entered into a definitive agreement with the shareholders of Shanghai Techur Technology Developing Co., Ltd. (“Techur”) to acquire 100% equity interest in Techur for a consideration of approximately $1.9 million. If Techur meets certain performance targets over the next 12 months, the maximum consideration would increase to approximately $3.8 million. We are still waiting for some administrative procedures to be completed in order to consummate the transaction.

     Techur is an Internet and logistic software company in China, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“ B2B”) portal (www.eastchina.com) for various industries in Eastern China.

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

     Advertising revenues are derived principally from advertising and sponsorship arrangements. Revenues are recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. Our advertising contracts are generally for a fixed payment over a contract period. Revenues are recognized ratably over the contract period. Some contracts typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues in such cases are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower. To the extent that the delivery of the minimum guaranteed impressions is not met, we defer recognition of the corresponding revenues until the guaranteed impressions are achieved. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

     Revenues from barter transactions are recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable.

     Non-advertising revenues are derived from sale of software products, e-commerce, enterprise service and other fee-based services.

     Revenues from the sale of software products are recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. We deliver our software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce our software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. These Statements generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. Our software product agreements do not involve multiple elements.

     E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenues are recognized ratably over the period the products are shown on our web site while the commission revenues are recognized on a net basis after both successful on-line verification of customers’ credit cards and shipment of products. Product returns have not been significant and the responsibility for such returns are assumed by vendors.

     Enterprise services revenues primarily include business listing services and corporate email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured.

     Fee-based services revenues mainly include wireless short messaging service, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured.

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

     We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record specific allowances for bad debts when we become aware of a specific customer’s inability to meet its financial obligation to us, such as in the case of bankruptcy filings or deterioration of financial position. Estimates are used in determining our allowances for all other customers based on factors such as current trends, the length of time the receivables are past due and historical collection experience. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     We hold an equity interest in a publicly traded company listed overseas. We record an investment impairment charge when we believe an investment has experienced a decline in value that is considered to be other than temporary. We monitor our investments for impairment by considering current factors including economic environment, market conditions and the operational performances and other specific factors relating to the business underlying the investment. Future adverse changes in these factors could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

Results of Operations

Three months ended September 30, 2002 and 2001

Net Revenues

     Advertising. Our advertising revenues were $6.5 million and $5.1 million for the three months ended September 30, 2002 and 2001, respectively. The increase in advertising revenues for the three months ended September 30, 2002 compared to the same period in fiscal 2002 was primarily due to the growth of the Internet advertising market in China. For the three months ended September 30, 2002 and 2001, advertising revenues accounted for 63% and 85% of our total net revenues, respectively.

     Non-Advertising. Our non-advertising revenues were $3.9 million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively. The increase in non-advertising revenues for the three months ended September 30, 2002 compared to the same period in fiscal 2002 was primarily due to the growth of our Internet fee-based services and enterprises services. For the three months ended September 30, 2002, non-advertising revenues consisted of $3.1 million of Internet fee-based services including short messaging service, subscription service and paid email service, $728,000 of e-commerce sales and enterprises services and $64,000 of software sales. For the three months ended September 30, 2001, non-advertising revenues consisted of $263,000 of Internet fee-based services, $345,000 of e-commerce sales and $309,000 of software sales. For the three months ended September 30, 2002 and 2001, non-advertising revenues accounted for 37% and 15% of our total net revenues, respectively. We expect to derive an increasing portion of our revenues from Internet fee-based services.

Cost of Revenues

     Advertising. For the three months ended September 30, 2002, our cost of advertising revenues was $3.0 million, or 46% of net advertising revenue, as compared to $3.0 million or 59% of net advertising revenues, for the three months ended September 30, 2001. Our cost of advertising revenues consists of costs associated with the production of our web sites, which include fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. There is no significant change in absolute amounts from the same period in fiscal 2002. The decrease in percentage to advertising revenues was primarily due to improved productivity and comparatively lower Internet connection costs.

     Non-Advertising. For the three months ended September 30, 2002, our cost of non-advertising revenues was $1.1 million, or 28% of net non-advertising revenue, as compared to $77,000 or 8% of net non-advertising revenues, for the three months ended September 30, 2001. Our cost of non-advertising revenues consists mainly of fees paid to third parties for services and for royalties associated with the fee-based services, and cost of our software products. The increase in cost of non-advertising revenues was primarily due to the increase in fees paid to third parties for services and for royalties associated with the fee-based services. Lower percentage to non-advertising revenues for the three months ended September 30, 2001 was attributable to our software licensing sales which involve minimum costs. Software licensing sales accounts for almost 34% of our non-advertising revenues for the three months ended September 30, 2001. We expect to incur increasing costs in associate with our increasing revenues from Internet fee-based services.

Sales and Marketing

     Our sales and marketing expenses decreased from $3.3 million or 55% of net revenues for the three months ended September 30, 2001 to $3.1 million or 30% of net revenues for the three months ended September 30, 2002. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. There is no significant change in absolute dollar amounts from the same period in fiscal 2002. The decrease in percentage to net revenues was primarily due to the improved productivity of our workforce and marketing activities.

Product Development

     Our product development expenses decreased from $1.9 million or 32% of net revenues for the three months ended September 30, 2001 to $1.4 million or 14% of net revenues for the three months ended September 30, 2002. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to developing our new web products. The decrease in absolute dollar amounts and percentage to net revenues was primarily attributable to our strategy of focusing new research and development efforts in China and reducing our engineering workforce in other locations.

General and Administrative

     Our general and administrative expenses were $2.1 million or 20% of net revenues and $1.9 million or 31% of net revenues for the three months ended September 30, 2002 and 2001, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services and provisions for doubtful accounts. There is no significant change in absolute dollar amounts from the same period in fiscal 2002.

Stock-Based Compensation

     In connection with the grant of certain stock options, we recorded net unearned compensation of approximately $33.6 million through September 30, 2002, which is being amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. Of the total unearned compensation, approximately $489,000 and $723,000 were amortized in the three months ended September 30, 2002 and 2001, respectively.

Amortization of Intangible Assets

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over three years. The intangible assets were fully amortized in the year ended June 30, 2002. The amortization expense was $1.7 million for three months ended September 30, 2001.

Interest Income, Net

     Interest income, net, decreased from $1.3 million for the three months ended September 30, 2001 to $552,000 for the three months ended September 30, 2002. The decrease in interest income was primarily due to the lower average cash and short-term investment balances and lower applicable interest rates during the three months ended September 30, 2002 as compared to the same period in fiscal 2002 .

Loss on Equity Investment

     In September 2001, we acquired an approximately 27.6% equity interest in Sun Media Group and have accounted for the investment using the equity method of accounting. We maintained the significant influence on Sun Media Group as of September 30, 2002 through board representation. If we cease to maintain such influence in the future, our accounting method in Sun Media Group investment may change. Our investment in Sun Media Group was diluted to 19.5% as of September 30, 2002 as a result of Sun Media Group’s issuance of new shares. During the three months ended September 30, 2002, we recorded a loss of $311,000 on our investment in Sun Media Group, representing our share of Sun Media Group’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun Media Group to other investors at a price higher than our investment cost.

Liquidity and Capital Resources

     We have financed our operations principally through private sales of our preference shares and our initial public offering. From inception through September 30, 2002, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of September 30, 2002, we had $95.6 million in cash and cash equivalents and short-term investments.

     Net cash provided by operating activities was $3.1 million for the three months ended September 30, 2002 and was primarily attributable to our net loss of $559,000, largely offset by depreciation expense of $1.2 million, non-cash stock-based compensation expense of $489,000, loss on equity investment of $311,000, a decrease in accounts receivable, net, of $571,000, an increase in accounts payable of $361,000 and an increase in accrued liabilities of $805,000. Net cash used in operating activities was $4.5 million for the three months ended September 30, 2001 and was primarily attributable to our net loss of $5.3 million and a decrease in accrued liability of $2.6 million, largely offset by amortization expense of $1.7 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $1.3 million and the non-cash stock-based compensation expense of $723,000.

     Net cash provided by investing activities was $8.0 million for the three months ended September 30, 2002, primarily due to the proceeds from sales of short-term investments of $8.7 million, offset by the purchase of capital equipment of $0.7 million. Net cash used in investing activities was $16.7 million for the three months ended September 30, 2001, primarily due to the $7.9 million used to purchase an interest in Sun Media Group and the purchase of short-term investments of $8.2 million.

     Net cash provided by financing activities was $21,000 for the three months ended September 30, 2002, and was related to the proceeds from sales of ordinary shares pursuant to the Employee Stock Purchase Plan. Net cash provided by financing activities was $0.3 million for the three months ended September 30, 2001, primarily related to the proceeds from the repayment of promissory notes of $0.4 million offset by the repurchase of ordinary shares of $0.1 million.

     We currently have no material commitments other than operating leases for our facilities. As of September 30, 2002, the Company had future minimum rental lease payments of $870,000, $1,101,000 and $326,000 due in less than one year, one to three years and four to five years, respectively, under non-cancelable operating leases.

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

We have a history of losses and we may continue to incur operating losses for the foreseeable future.

     We have never been profitable. As of September 30, 2002, we had an accumulated deficit of approximately $115.9 million. We anticipate that we may continue to incur operating losses for the foreseeable future due to the uncertainty of our ability to increase revenue. As a result, we cannot be certain when or if we will achieve profitability. If we do not achieve or sustain profitability, the market price of our ordinary shares may decline.

We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in greater China.

     Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including: the development of a large base of users possessing demographic characteristics attractive to advertisers; downward pressure on online advertising prices; the development of independent and reliable means of verifying levels of online advertising and traffic; and the effectiveness of our advertising delivery, tracking and reporting systems. If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue will be negatively affected.

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

We are relying on fee-based services for a significant portion of our revenues.

     The majority of our revenue growth for the three months ended September 30, 2002 was from the development of our fee-based Internet services consisting primarily of short messaging service, paid email service and subscription service. For the three months ended September 30, 2002, our revenues from short messaging services accounted for 67% of our total non-advertising revenues and we are deriving an increasing portion of our revenues from these services. If users do not adopt our fee-based Internet services at a sufficient rate, our revenue growth will be negatively affected.

     Our short messaging services depend mainly on the cooperation of China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”). We rely on CMCC and Unicom for providing the network and gateway for our short messaging services. We also utilize their billing systems to collect service fees from our short messaging subscribers.

     If CMCC’s or Unicom’s systems encounter technical problems, or if they refuse to cooperate with us, our short messaging services may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.

Underdeveloped telecommunications infrastructure has limited and may continue to limit the growth of the Internet market in China which, in turn, could limit our ability to grow our business.

     The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom, a state-owned enterprise directly controlled by Chinese Ministry of Information Industry (“MII”). The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China will be limited and our business could be harmed.

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

     Because we are restricted by the Chinese government from providing Internet and advertising services directly in China, we are dependent on the Ad Company, of which we own 25%, and the ICP Company, of which we have no ownership interest, to provide such services through contractual agreements between the parties. This arrangement may not be as effective in providing control over advertising and Internet content operations in China as direct ownership of these businesses. For example, the Ad Company or ICP Company could fail to take actions required for our business, such as entering into advertising contracts with potential customers or failing to maintain our China web site. The ICP Company will also be able to transact business with third parties not affiliated with BSIT. If the Ad Company or ICP Company fails to perform its obligations under these agreements, we would potentially have to rely on legal remedies under Chinese law, which we cannot be sure would be effective.

We may not be in compliance with Chinese government regulations relating to foreign investment prohibitions and, if so determined, the Chinese government could cause us to discontinue our operations in China.

     Chinese government policy restricts foreign investment in the telecommunications services industry, which it has defined to include Internet-related businesses. While we believe that we are in compliance with current Chinese government policies, we cannot be sure that the government will view our business as in compliance with these policies or any policies that may be made in the future. If we are not viewed as complying with these policies or any regulations that may be created relating to foreign ownership of Internet- related businesses, the Chinese government could require us to discontinue our operations in China or take other actions that could harm our business.

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

     The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, and email and electronic commerce services in the greater China market that may be competitive with our future offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

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

     In the area of web-based services, we have contracted with Google and OpenFind for integrated web search technology to complement our directory and navigational guide, and with various third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

     As substantial part of our non-advertising revenues is generated through short messaging services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue this arrangement, our short messaging services would be severely disrupted.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. From October 1, 2001 to September 30, 2002, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $1.06 to $2.44 and the sale price of our ordinary shares closed at $2.81 on October 31, 2002. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Recent terrorist activities and resulting military and other actions could adversely affect our business.

     The terrorist acts in New York, Washington, D.C. and Pennsylvania on September 11, 2001 have created an uncertain economic environment and we are unable to predict the impact these events, or the responses thereto, will have on our business. The continued threat of terrorism within the United States and abroad and military action and heightened security measures in response to such threat may cause significant economic disruptions throughout the world. Our business, results of operations and financial condition could be materially and adversely affected to the extent such disruptions result in our inability to effectively market and sell our services and software.

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

Investment Risk

     On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun Media Group, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of September 30, 2002, our interest was diluted to 19.5% after the issuances of new shares by Sun Media Group. We have invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which has been accounted for using the equity method. We maintained the significant influence on Sun Media Group as of September 30, 2002 through board representation. If we cease to maintain such influence in the future, our accounting method in Sun Media Group investment may change. Accordingly, the operations of Sun Media Group may have a material non-cash impact on our operating results in future periods.

Item 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company maintains disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applied its judgment in assessing the costs and benefits of such control and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure of controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II— OTHER INFORMATION

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On November 4, 2002, the Company announced that it will change its fiscal year end from June to December.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

99.1	Certification of the CEO
99.2	Certification of the CFO

     (b)  Reports on Form 8-K.

No reports on Form 8-K were filed by SINA.com during the quarter ended September 30, 2002.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA.com

Dated:	November 14, 2002	By:	/s/ Charles Chao

Charles Chao Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

302 CERTIFICATION

I, Daniel Mao, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SINA.COM;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ DANIEL MAO Daniel Mao Chief Executive Officer and Director

302 CERTIFICATION

I, Charles Chao, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SINA.COM;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

By:	/s/ CHARLES CHAO Charles Chao Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit
Number	Description

99.1	Certification of the CEO
99.2	Certification of the CFO