Form 10-K
period 2002-12-31
SINA COM
filed 2003-03-31
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2002 to December 31, 2002

Commission File Number 000-30698

SINA Corporation

(Exact Name of Registrant as specified in its charter)

Cayman Islands	52-2236363
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

Room 1802, United Plaza

1468 Nan Jing Road West
Shanghai 200040, China
(86-21) 6289 5678
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Share, $0.133 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicated by check mark whether the registrant is an accelerated filer. Yes     ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $52,798,000 as of June 28, 2002, based upon the closing sale price on computed by reference to the closing price for the Ordinary Shares as quoted by the Nasdaq National Stock Market reported for such date. Shares of Ordinary Shares held by each officer and director and by each person who owns 5% or more of the outstanding Ordinary Shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of February 28, 2003, there were 46,743,515 shares of the Registrant’s Ordinary Shares, $0.133 par value.

DOCUMENTS INCORPORATED BY REFERENCE

      Items 10-13 incorporate information by reference from the definitive proxy statement for the Annual Meeting of Shareholders to be held on or about June 27, 2003.

PART I
Item 1. Business
Item 2: Properties
Item 3: Legal Proceedings
Item 4: Submission of Matters to a Vote of Security Holders
PART II
Item 5: Market for the Registrant’s Common Equity and Related Shareholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7a. Quantitative and Qualitative Disclosure about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Controls and Procedures
PART IV
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
302 CERTIFICATION
POWER OF ATTORNEY
EXHIBIT INDEX
EXHIBIT 3.5
EXHIBIT 10.62
EXHIBIT 10.63
EXHIBIT 10.64
EXHIBIT 10.65
EXHIBIT 10.66
EXHIBIT 10.67
EXHIBIT 10.68
EXHIBIT 10.69
EXHIBIT 10.70
EXHIBIT 10.71
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1

SINA CORPORATION

INDEX

		Page No.

PART I
Item 1.	Business	2
Item 2.	Properties	25
Item 3.	Legal Proceedings	25
Item 4.	Submission of Matters to a Vote of Security Holders	25
PART II
Item 5.	Market for the Registrant’s Common Equity and Related Shareholders Matter	26
Item 6.	Selected Financial Data	27
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 8.	Financial Statements and Supplementary Data	40
	Report of Independent Accountants	41
	Consolidated Balance Sheet at December 31, 2002, June 30, 2002 and 2001	42
	Consolidated Statement of Operations for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002	43
	Consolidated Statement of Shareholders’ Equity for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002	44
	Consolidated Statement of Cash Flows for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002	46
	Notes to Consolidated Financial Statements	47
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	67
PART III
Item 10.	Directors and Executive Officers of the Registrant	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management	67
Item 13.	Certain Relationships and Related Transactions	67
Item 14.	Controls and Procedures	67
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8K	68
SIGNATURES		69
CERTIFICATIONS		70
POWER OF ATTORNEY		72
EXHIBIT INDEX

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

PART I

Item 1.     Business

Overview

      SINA Corporation (“SINA”, “We” or “the Company”), formerly known as SINA.com, is a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, interest-based and community-building channels, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 66.1 million registered users worldwide at December 31, 2002, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

      Our primary operation focus is in China where we generated 84% of our total revenues for the six months ended December 31, 2002. According to the January 2003 survey conducted by the China Internet Network Information Center (“CNNIC”), China currently has 59 million active Internet users, the second largest in the world. If this growth rate continues, China could surpass the United States and become the country with the largest Internet user base by 2005. As a leading online media company in China, SINA is expected to benefit directly from this tremendous growth rate as China’s economy continues to leap forward.

      Another area that has experienced tremendous growth in 2002 was the mobile phone market in China. As of December 2002, the number of mobile phone user in China exceeded 200 million, making China the country with the largest number of mobile phone users. According to the forecast by IDC, the total number of mobile phone users in China will reach 325 million by the end of 2005. During the year 2002, China mobile phone users sent a total of 95 billion short messages through their mobile phones. It is estimated that the total number of short messages to be sent through mobile phones in China will reach 148 billion in the year 2003. Over the past two years, we have leveraged our network of websites and our tremendous user base and have become a leading content service provider for the short messaging service (“SMS”) in China. Revenues from wireless short messaging service were one of the major drivers for our revenue growth in the past 18 months. In January 2003, we acquired Memestar Limited, a leading independent mobile value-added service provider in China to expand our customer base and product offerings for SMS.

      The year 2002 also saw the booming of the online game market in China where total market size for online game reached $120 million and it is expected that the market size will double in the year 2003. In

January 2003, we formed a joint venture in China with NC Soft, a leading online game company in Korea. The joint venture is responsible for operating Lineage, Asia’s No. 1 online game in China.

      Over the past 18 months, we have successfully transformed SINA from a pure Internet portal relying almost exclusively on online advertising to a company with multiple and sustainable revenue streams. For the six months ended December 31, 2002, non-advertising revenues accounted for 40% of our total revenues, up from 20% for the same period in 2001.

      The following table presents an overview of our financial reporting structure as well as our vertical properties and services:

Revenue Classification	Advertising (online advertising) Non-advertising (Fee-based services, e-commerce and enterprise e-services)

Properties and Services	SINA Portal Network Short Messaging Services SINAMall	Interest-Based Channels Premium Email Listings	Community-Building Channels Online games Enterprise e-Solutions	Advertising Services Access and Distribution Software Products

Properties and Services

     SINA Portal Network

      Our portal network consists of four destination web sites dedicated to users in greater China including mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each of our destination sites consists of Chinese-language content organized into interest-specific channels, extensive community and communication services and sophisticated web navigation capability through SINA Search and Directory services. As of December 2002, SINA has over 66.1 million registered users, or SINA Netizens.

Interest-Based Channels

      On all of our portals, SINA offers a variety of interest-based channels that provide region-focused format and content. Everyday, millions of users visit these channels, which include News, Sports, Finance, Entertainment, Education, e-Ladies, Games, Healthcare, and Technology.

     SINA News

      SINA News aggregates feeds from hundreds of news providers, bringing together content from media companies such as Central News Agency, China Central Television, People’s Daily, China Economic Times and Xinhua News Agency. Through SINA News, our users have access to breaking news coverage, from multiple sources and points of view.

     SINA Sports

      SINA Sports provides access to up-to-the-minute news, real-time statistics and scores, text broadcast programming, local and global coverage. SINA Sports channel has long been recognized as the leading online sports channel in China. SINA was the official site of China’s Olympic team for the 2000 Sydney games. In 2002, SINA was chosen as the official site of China’s World Cup team. In December 2002, we entered into a strategic alliance for online marketing with NIKE and our sports channel was renamed the NIKE-SINA Sports channel. Under the co-brand alliance, NIKE and SINA work together, both online and offline, to co-develop and market the Sports channel to sports fans in China.

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

     SinaMail

      SinaMail is our free email service. We operate one of the largest free email systems in China.

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

      Our primary target client base for advertisers and sponsors consists of global corporations doing business in Greater China and domestic companies in each of the regions we operate in, to which we sell from both our corporate and regional headquarters. Global corporations are typically Fortune 500 and 1000 companies with significant operations worldwide that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Asian-Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. During the six months ended December 31, 2002, 731 clients advertised on our web sties. A partial list of our advertising clients includes: 999 Group, China Mobile, China Unicom, Charles Schwab, Dell, E*Trade, IBM, Johnson and Johnson, Legend, L’Oreal, Motorola, Nokia, Nike, Samsung, Scottstrade Securities, and TCL.

     Short Messaging Service

      In 2001, we initiated a number of fee-based premium services that we believe will offer incremental benefits to our users who wish to fully leverage our network. SINA was among the first group of companies to enter the short messaging service (SMS) market in China. As many mobile phones are able to display and send text in Chinese, SINA developed a suite of SMS that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and wireless games. SINA provides an easy to use online platform through sms.sina.com.cn and, we generated $6.1 million in revenues from SMS in the six months ended December 31, 2002, compared to $1.0 million for the same period in 2001. In January 2003, we acquired Memestar, a leading independent mobile value-added service provider in China to expand our customer base and product offerings for SMS. Also in January 2003, we signed an agreement with Motorola to host Motorola’s official site wireless Internet in China. In February 2003, we announced a joint SMS service with Microsoft for MS Office XP in China.

     Premium Email

      We introduced our paid email service in China in August 2001 and have accumulated over 700,000 registered users for the service as of February 2003. Our paid email service provides features such as anti-virus software, junk mail filter, and unlimited attachment size for a small monthly fee.

     Online Games

      Our SINA Game channel has become one of the most popular websites in China and has provided us with an entry into the growing interactive gaming market. Through our strategic alliance with local online game publishers, we are working to become a leading partner for online game operators. Our alliances usually include arrangements for SINA to host servers and develop websites organized under the SINA Games platform that provide services such as software downloads, player reviews and forums. In January 2003, we formed a joint venture with NC Soft, the leading online game provider in Korea to launch Lineage, Asia’s No.1 online game in China.

     Access and Distribution

      Through a strategic alliance with Net263Group, an independent Internet service provider (“ISP”) in China, we provide a one-stop virtual ISP service that combines content and access for end users, and covers major Internet markets in China including Beijing, Shanghai and other large cities.

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

     Listings

      Our listing properties include a search engine, a directory and classified information. Our search engine and directory provide an intuitive and user-friendly online guide to web navigation and a gateway to the vertical offerings on the SINA network. Users can either browse the directory listings by subject matter, or use SINA Search, a rapid keyword search function that scans the contents of the entire directory. In addition to any relevant listings from our directory, we provide users with web-wide search results from search engines provided by our partners. For browse-driven inquiries, our directory results include Sponsored Sites, a SINA created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword-search-driven inquiries, our search results also include SINA Sponsor matches, site listings with enhanced placement in search results that are bought by businesses or organizations.

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

     Content Partnerships

      The goal of our content partnerships is to provide our users with the broadest offering of Chinese-language content available. We contract with over 600 content partners to display their content on one or more of our web sites free of charge or in exchange for a share of revenue, a licensing fee, access to our content or a combination of these arrangements. Some of our leading content providers include Xinhua News Agency, China Central TV, People’s Daily, Central News Agency, FTV News, China Press, Apple Daily, AFP, Reuters and Shanghai Securities News. These content partnerships are usually of one to two years’ duration with one-year automatic renewal.

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

      We have an agreement with Google to provide Chinese search functionality to some of our web sites, and an agreement with Ad Forward to provide advertising serving and tracking services for some of our web sites.

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

      Our servers run on RedHat Linux, FreeBSD, and Solaris platforms using Apache and Netscape servers. These servers are maintained at Qwest in Sunnyvale, California, China Telecom Corporation in China, Seednet and APOL in Taipei, Taiwan, as well as iAdvantage and NewT&T in Hong Kong. We believe that these hosting partners provide significant operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content. SINA’s mobile applications in China leverage the above web operation resources by utilizing the wireless infrastructure of China Mobile Communication Corporation and China Unicom Co., Ltd to provide mobile value-added services to SINA’s users.

Competition

      The market for web sites offering online content and services targeting the global Chinese community is competitive and we expect competition to increase in the future. Many of the companies are attempting to address this market by offering portal, content and e-commerce services to distinct local markets within greater China. In turn, these companies compete with SINA for user traffic, advertising revenue, e-commerce transactions, short messaging service and other fee-based services, and potential partners. The Internet market is still developing and the competition is expected to be intense. We are just one of the growing number of website providers that have entered into business arrangements with the leading China mobile service providers to offer SMS content. Our primary competitors in greater China include Netease, Sohu.com, Tom.com and Yahoo! China.

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

      Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts, and the performance of our technology. See also “Risk Factors — The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, many of which have greater financial resources than we do or currently enjoy a superior market position than we do.”

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

      The scope and enforcement of these regulations are uncertain given their recent enactment. Moreover, we cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement of laws. For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — We may not be in compliance with Chinese government regulations relating to foreign investment prohibitions and, if so determined, the Chinese government could cause us to discontinue our operations in China” and “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.”

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

Corporate Structure

      SINA Corporation (formerly known as SINA.com), a Cayman Islands company, is a holding company owning the following subsidiaries:

•	Rich Sight Investment Limited, or RSIL, a Hong Kong company,

•	SINA.com (Hong Kong) Limited, a Hong Kong company,

•	SINA.com Online, a California corporation,

•	SINA.com (B.V.I.) Ltd., a British Virgin Islands company,

•	Memestar Limited, a British Virgin Islands company,

•	Beijing SINA Information Technology Co. Ltd., a China company,

•	Shanghai SINA Technology Service Co. Ltd., a China company,

•	Star-Village.com (Beijing) Internet Technology Limited, a China company,

•	Shanghai NC-SINA Information Technology Co. Ltd., a China company,

•	Beijing SINA Internet Technology Services Co., Ltd., a China company,

•	Shanghai SINA Online Information Technology Co., Ltd., a China company.

•	Beijing SINA Interactive Advertising Co., Ltd. (“the Ad Company”), a China company controlled through business agreement, and

•	Beijing SINA Internet Information Service Co., Ltd. (“the ICP Company”), a China company controlled through business agreement.

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

      In November 2002, RSIL completed the acquisition of Shanghai Techur Technology Developing Co., Ltd. (“Techur”), an Internet and logistic software company providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. We changed the name of Techur to Shanghai SINA Technology Service Co. Ltd. In December 2002, we changed our name from SINA.com to SINA Corporation. In January 2003, Shanghai NC-SINA Information Technology Co. Ltd was formed as a joint venture company by us and NCsoft Corporation to engage in online game business in China. To expand our customer base and product offerings for SMS, we acquired Memestar, a leading independent mobile value-added service provider in China, in January 2003.

      The diagram below illustrates our current operating structure:

      To comply with Chinese regulations, BSIT entered into agreements with two limited liability companies incorporated in China: Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”) and Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”). The Ad Company is a Chinese advertising company that is 75% owned by Yan Wang, our president and 25% owned by BSIT. The ICP Company is a Chinese Internet content provider that is 30% owned by Daniel Mao, our chief executive officer, 30% owned by Yan Wang and 40% by four other employees of the Company. All individual shareholders of the Ad Company and the ICP Company are required under their agreements with BSIT to transfer their interest in the Ad Company or the ICP Company to BSIT or to any person specified by BSIT at any time at BSIT’s request, provided that such transfer will not be in violation of Chinese laws and regulations. Through ten-year proxies, BSIT has complete voting control over the Ad Company and the ICP Company. Therefore, the financial position and results of operations of the ICP Company and the Ad Company are consolidated with the financial statements of SINA. In the opinion of SINA’s Chinese counsel, the ownership of BSIT and its businesses comply with existing Chinese laws and regulations.

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

Web Site Access to Our Periodic SEC Reports

      Our primary Internet address is www.sina.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC.

Employees

      As of December 31, 2002, we had 524 full-time employees, of whom 501 were employed outside the United States. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

Financial Information about Geographic Areas

      The following is a summary of our geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Six months ended and as of December 31, 2002:
Revenues	$1,427	$19,675	$1,060	$1,054	$23,216
Long-lived assets	362	5,453	452	1,332	7,599
Six months ended and as of December 31, 2001:
Revenues	$1,181	$10,004	$886	$759	$12,830
Long-lived assets	1,221	5,882	981	2,332	10,416
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240
Year ended and as of June 30, 2001:
Revenues	$6,866	$17,190	$1,002	$1,625	$26,683
Long-lived assets	1,754	6,103	1,317	2,737	11,911
Year ended and as of June 30, 2000:
Revenues	$4,414	$8,080	$525	$1,151	$14,170
Long-lived assets	1,694	3,690	938	1,415	7,737

      Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise the net book value of property and equipment.

Risk Factors

Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

      We believe that our future success depends on our ability to significantly increase revenue from our operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to: attract buyers for our SMS content, attract advertisers; attract a larger audience to our network; derive revenue from our users from fee-based Internet services; respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; maintain our current, and develop new, strategic relationships; increase awareness of our brand and continue to build user loyalty; attract and retain qualified management and employees; upgrade our technology to support increased traffic and expanded services; and expand the content and services on our network.

Except for the six months ended December 31, 2002, we have incurred net losses since inception and we may incur future losses.

      We recorded a net income of approximately $0.9 million for the six months ended December 31, 2002. However, as of December 31, 2002, we had an accumulated deficit of approximately $114.5 million. We have only recently attained profitability and we cannot be certain to sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

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

      Substantially all our revenue growth for the year ended December 31, 2002 was from the development of our fee-based Internet services consisting primarily of short messaging services, paid email service and subscription service. For the six months ended December 31, 2002 and the year ended June 30, 2002, our revenues from short messaging services accounted for 65% and 53%, respectively, of our total non-advertising revenues and we are deriving an increasing portion of our revenues from these services. If users do not adopt our fee-based Internet services for which there exist extensive competitions, at a sufficient rate, our revenues growth will be negatively affected.

      Our short messaging services depend mainly on the cooperation of China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”). We rely on CMCC and Unicom for providing the network and gateway for the short messaging services we provide to our users. We also utilize their billing systems to collect service fees from our short messaging subscribers.

      Our fee arrangements with CMCC and Unicom could change at any time due to the dominance of these two mobile service providers, the large number of providers of SMS, and the consequent power of the mobile service providers to dictate the terms of such fee arrangements. If CMCC and Unicom choose to increase such fee charges for providing service, our gross margin for SMS and our operating profitability will be negatively affected. Further if CMCC’s or Unicom’s systems encounter technical problems or they refuse to cooperate with us, our short messaging services may cease or be severely disrupted, which would have a significant and adverse impact on our operating results.

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

      Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its web site in China; it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services, short messaging services or electronic mail box services.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License, were promulgated by MII on January 4, 2002 to supplement the FI Telecom Regulations. The Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. However, there are still some uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

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

      The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing SINA Information Technology Co. Ltd. or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS), is currently licensed to operate as a software company. BSIT has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our president, and 25% owned by BSIT and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider which we refer to as the ICP Company. The ICP Company is 30% owned by Daniel Mao, our chief executive officer, 30% owned by Yan Wang and 40% owned by four other employees, each of whom owns 10% of the ICP Company.

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

      We cannot be sure that these and other corporate activities carried out by us will be viewed by Chinese regulatory authorities as in compliance with applicable licensing requirements. Our business in China will be adversely affected if our business license is revoked as a result of non-compliance. In addition, we cannot be sure that we will be able to obtain all of the licenses we may need in the future or that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and Internet access, will not impose additional regulatory requirements on us or our service providers or otherwise harm our business. Finally, we cannot be certain the individual equity owners in the Ad Company and ICP Company will always act in the best interest of the Company, in particular if they become disassociated with the Company.

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

      In the area of web-based services, we have contracted with Google and Huicong International for integrated web search technology to complement our directory and navigational guide, and with various third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

      As substantial part of our non-advertising revenues is generated through short messaging services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue these arrangements, our short messaging services would be severely disrupted or discontinued. Furthermore, we are highly dependent on these mobile service providers for our profitability, in that they can choose to increase their service fees at will.

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

      As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations.

Concerns about the security of electronic commerce transactions and confidentiality of information on Internet may reduce use of our network and impede our growth.

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

We may be classified as a Passive Foreign Investment Company which could result in adverse U.S. tax consequences to U.S. investors.

      Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC treatment, you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we were not and will not be a PFIC for the current or any future taxable year.

Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

      The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the six months ended December 31, 2002, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $1.73 to $7.25 and the sale price of our common stock closed at $6.69 on February 28, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

Item 2:     Properties

      In San Mateo, California, we have entered into a sublease agreement that expires in February 2004. In Hong Kong, we have entered into a two-year lease agreement that expires in December 2004. In Beijing, we have offices under two lease agreements with expiration dates March 2004 and June 2007. In Shanghai, we have entered into a three-year lease agreement that expires in August 2005. We have entered into a lease agreement for our Taipei office that expires in December 2003. We have also leased sales and marketing spaces in Guangzhou and Shenzhen. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      On December 16, 2002, the Company held its Annual Meeting of Shareholders. At the meeting, the shareholders elected as directors Pehong Chen (with 30,342,148 shares voting for and 62,581 withheld), Lip-Bu Tan (with 30,342,148 shares voting for and 62,581 withheld), and Yichen Zhang (with 30,342,148 shares voting for and 62,581 withheld).

      The shareholders also approved to amend the Company’s Articles of Association and to change the Company’s name to SINA Corporation (with 30,384,306 shares voting for, 17,517 against, and 2,906 abstaining).

      The shareholders also approved to amend the Company’s Articles of Association to grant the Board of Directors the authority to repurchase shares in the capital of the Company (with 16,347,137 shares voting for, 58,368 against, and 4,636 abstaining).

      The shareholders also approved to amend and restate the Company’s Articles of Association (with 30,307,285 shares voting for, 90,538 against, and 6,906 abstaining).

      The shareholders also ratified the appointment of PricewaterhouseCoopers as the independent auditors for the current fiscal year (with 30,356,891 shares voting for, 45,512 against, and 2,326 abstaining).

PART II

Item 5:	Market for the Registrant’s Common Equity and Related Shareholder Matters

(a) Market Information

      SINA Corporation’s Ordinary Shares are quoted on the Nasdaq National Market System under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s Ordinary Shares for each period indicated as reported on the Nasdaq Stock Market:

	High	Low

Year Ended June 30, 2001
First Quarter	31.00	14.13
Second Quarter	12.38	3.13
Third Quarter	4.31	1.50
Fourth Quarter	2.35	1.50
Year Ended June 30, 2002
First Quarter	1.90	1.08
Second Quarter	1.68	1.06
Third Quarter	1.72	1.48
Fourth Quarter	1.75	1.40
Six Months Ended December 31, 2002
First Quarter	2.44	1.73
Second Quarter	7.25	1.89

      The closing price of the Company’s Ordinary Share on the Nasdaq Stock Market on February 28, 2003 was $6.69.

(b) Holders

      As of February 28, 2003, the Company had approximately 247 shareholders of record, although the Company believes that there is a significantly larger number of beneficial owners of its Ordinary Shares.

(c) Dividends

      The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.

(d) Securities authorized for issuance under equity compensation plans

      The following table sets forth information for our equity compensation plans as of December 31, 2002:

	Number of Securities to	Weighted Average
	be Issued Upon Exercise	Exercise Price of	Number of Securities
	of Outstanding Options,	Outstanding Options,	Remaining Available for
Plan Category	Warrants and Rights	Warrants and Rights	Future Issuance

	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,583,000 (1)	$3.38	6,211,000	(2)(3)
Equity compensation plans not approved by security holders	—	N/A	—
Total	6,583,000	$3.38	6,211,000

(1)	Excludes purchase rights accruing under the 1999 Employee Stock Purchase Plan (“the Purchase Plan”). Under the Purchase Plan, eligible employees may purchase ordinary shares at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the ordinary shares on an employee’s entry date into an offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(2)	Includes shares available for future issuance under the Purchase Plan. The Purchase Plan, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan equal to the lesser of 600,000 shares, 0.5 % of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

(3)	Includes shares available for future issuance under the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of ordinary shares available under the plan on the first day of each of the fiscal years through 2005, equal to the lesser of 750,000 shares, 3% of our outstanding ordinary shares on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Board of Directors.

Item 6.	Selected Financial Data

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. In November 2002, we announced a change of our fiscal year-end from June 30 to December 31. Therefore, the consolidated statement of operations includes the “transition period” from July 01 to December 31, 2002. The unaudited consolidated statement of operations for the six months from July 01 to December 31, 2001 is also presented.

	Six Months Ended
	December 31,		Year Ended June 30,

	2002	2001	2002	2001	2000	1999

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues:
Advertising	$13,869	$10,271	$21,105	$23,393	$11,013	$561
Non-advertising	9,347	2,559	7,403	3,290	3,157	2,266

	23,216	12,830	28,508	26,683	14,170	2,827

Cost of revenues:
Advertising	5,824	6,094	11,537	13,771	8,950	1,156
Non-advertising	2,676	474	1,938	1,169	1,965	1,317
Stock-based compensation	42	73	133	414	605	32

	8,542	6,641	13,608	15,354	11,520	2,505

Gross profit	14,674	6,189	14,900	11,329	2,650	322

Operating expenses:
Sales and marketing	6,457	6,506	12,468	21,694	17,476	1,405
Product development	2,755	3,505	6,666	9,648	7,358	1,512
General and administrative	4,480	3,821	8,237	8,918	6,951	2,085
Stock-based compensation	699	1,215	2,208	7,097	18,460	3,360
Amortization of intangible assets	90	3,376	5,063	6,765	6,807	1,745

	14,481	18,423	34,642	54,122	57,052	10,107

	Six Months Ended
	December 31,		Year Ended June 30,

	2002	2001	2002	2001	2000	1999

	(In thousands, except per share amounts)
Income (loss) from operations	193	(12,234)	(19,742)	(42,793)	(54,402)	(9,785)
Interest income	1,034	2,427	4,212	7,336	3,801	442

	1,227	(9,807)	(15,530)	(35,457)	(50,601)	(9,343)
Loss on equity investment	(311)	(420)	(562)	(894)	(501)	—

Income (loss) before minority interest	916	(10,227)	(16,092)	(36,251)	(51,102)	(9,343)
Minority interest	—	—	—	—	119	47

Net income (loss)	916	(10,227)	(16,092)	(36,351)	(50,983)	(9,296)

Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	—	—	(84)	(98)

Net income (loss) attributable to ordinary shareholders	$916	$(10,227)	$(16,092)	$(36,351)	$(51,067)	$(9,394)

Basic earnings (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)	$(1.72)

Shares used in computing basic earnings (loss) per share	45,725	43,097	44,315	40,110	14,836	5,466

Diluted net earnings (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)	$(1.72)

Shares used in computing diluted earnings (loss) per share	48,030	43,097	44,315	40,110	14,836	5,466

	As of	As of June 30,
	December 31,
	2002	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,262	$31,095	$52,505	$99,149	$20,571
Working capital	91,814	89,914	102,246	125,867	24,057
Total assets	130,479	121,355	133,122	156,038	47,582
Mandatorily redeemable convertible preference shares and warrants	—	—	—	—	37,415
Total shareholders’ equity	117,387	111,690	119,967	146,817	7,703

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth in this document under the caption “Business — Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

      We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized website, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 66.1 million registered users worldwide at December 31, 2002, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

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

      We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. Non-advertising revenues are primarily derived from fee-based and e-commerce services. We derive fee-based service revenues primarily from short messaging service, subscription service, online listings and paid email services. We derive e-commerce revenues mainly from transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall.

      We recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.7 million and $1.3 million for the six months ended December 31, 2002 and 2001, respectively, and $2.3 million, $7.5 million and $19.1 million for the years ended June 30, 2002, 2001 and 2000, respectively.

      On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for a consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over an 18 months period after the closing. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. We had accounted for our investment in Sun Media using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing with the quarter ended December 31, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such investment is classified as available for sale and reported at fair market value with unrealized gains/(losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. During the six months ended

December 31, 2002, we recorded $3,781,000 of unrealized gains on this investment in marketable equity securities as a component of comprehensive income. Fair market value of such investment decline from $16.6 million at December 31, 2002 to $14.2 million at March 28, 2003.

      In November 2002, we completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. If Techur meets certain performance targets during the 12 month period following the closing, the maximum consideration would increase to approximately $3.8 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets which will be amortized over a period of three years.

      We took effective control of Techur on October 1, 2002 and completed the legal and administrative procedures of the closing of acquisition in November 2002. We consolidated the result of operations of Techur in our consolidated statements of operation commencing with the quarter ended December 31, 2002.

      Techur is an Internet and logistic software company in the PRC, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“B2B”) portal (www.eastchina.com) for various industries in Eastern China.

      In November 2002, we announced the formation of joint venture in China with NC Soft, a leading online game company in Korea to operate Lineage, Asia’s No. 1 online game in China. The joint venture, Shanghai NC-SINA Information Technology Co. Ltd., was formed in January 2003. We invested $2.6 million in cash for 51% of the equity interest in the joint venture.

      On January 31, 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, directly and through its various subsidiaries and contractual arrangements with some local entities in the People’s Republic of China (the “PRC”), is engaged in the business of providing mobile data value-added services in the China.

      The aggregate purchase price comprises five elements: (a) $10,277,675 in cash paid at the closing of the Acquisition; (b) 560,374 newly issued SINA ordinary shares delivered at the closing of the Acquisition; (c) $5,250,000 in cash to be paid in four equal installments at June 15, 2003, October 28, 2003, March 12, 2004 and June 25, 2004, respectively, after the closing date of the Acquisition; (d) 560,374 newly issued SINA ordinary shares to be delivered on the first anniversary of the closing date of the Acquisition; and (e) approximately $250,000 in legal and professional fees related to the acquisition. In accordance with the terms of the Purchase Agreement, the aggregate purchase price may be adjusted and reduced by up to 10% if Memestar fails to meet certain performance targets relating to the number of paid users during the six-month period ending May 31, 2003.

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

      Advertising revenues are derived principally from advertising and sponsorship arrangements. In our advertising contracts we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impressions deliveries is not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

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

      Fee-based services revenues mainly include wireless short messaging, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured. We contract with third party mobile operators for certain services related to the wireless short messages and subscriptions transmitted to SINA’s users and records the fees charged by the third party mobile operators as cost of revenues.

      In accordance with generally accepted accounting principles in the United States of America, the recognition of revenues is partly based on our assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

      We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

      We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize our deferred tax assets in the future in excess of our recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be recognized as expense in the period such determination was made.

Results of Operations

Six months ended December 31, 2002 and 2001

Net Revenues

      Advertising. Our advertising revenues were $13.9 million for the six months ended December 31, 2002, representing an increase of 35% compared to $10.3 million for the six months ended December 31 2001. The increase in our advertising revenues was primarily due to the growth in the China market for online advertising market. We derived 82% of our advertising revenues from China for the six months ended December 31, 2002, as compared to 77% for the six months ended December 31, 2001. Advertising revenues accounted for 60% and 80% of our total revenues for the six months ended December 31, 2002 and 2001, respectively.

      Non-Advertising. Our non-advertising revenues were $9.3 million for the six months ended December 31, 2002, representing an increase of 265% compared to $2.6 million for the same period in 2001. For the six months ended December 31, 2002, non-advertising revenues consisted of $8.3 million of Internet fee-based services including short messaging service, business listings, subscription service and paid email service, $0.8 million of e-commerce services and $0.2 million of software product sales. For the six months ended December 31, 2001, non-advertising revenues consisted mainly of $1.3 million of Internet fee-based services including short messaging service, business listings, subscription service and paid email service, $0.7 million of e-commerce services and the $0.6 million of software product sales. Our short messaging service accounted for 65% and 40% of total non-advertising revenues for the six months ended December 31, 2002 and 2001, respectively.

Cost of Revenues

      Advertising. Our cost of advertising revenues was $5.8 million, or 42% of our advertising revenues for the six months ended December 31, 2002, as compared to $6.1 million or 59% of our advertising revenues, for the same period in 2001. Our cost of advertising revenues consists of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. The period-to-period decrease in cost of advertising revenues was primarily due to lower Internet connection costs as a result of a decrease in bandwidth cost in China and lower personnel related costs as a result of improved productivity and reduced headcount.

      Non-advertising. Our cost of non-advertising revenues was $2.7 million, or 29% of our non-advertising revenues for the six months ended December 31, 2002, as compared to $0.5 million, or 19% of our non-advertising revenues for the same period in 2001. Our cost of non-advertising revenues consists mainly of fees or royalties paid to third parties for services and content associated with the fee-based services, and the costs of our software products. Non-advertising costs include $1.3 million and $0.2 million of fees retained by mobile operators in connection with their services relating to SMS fee collection and transmission gateways for the six months ended December 31, 2002 and 2001, respectively. The period-to-period increase in cost of non-advertising revenues was mainly due to the increase in fees to mobile phone operators in China for certain services related to the wireless short messages and subscriptions transmitted to SINA’s users.

Sales and Marketing

      Our sales and marketing expenses were $6.5 million, or 28% of total net revenues for the six months ended December 31, 2002, as compared to $6.5 million, or 51% of total net revenues for the same period in 2001. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period decrease in sales and marketing expenses as a percentage of total revenues was due to a reduction in advertising expenses partially offset by an increase in sales commission expenses.

Product Development

      Our product development expenses were $2.8 million, or 12% of total net revenues for the six months ended December 31, 2002, as compared to $3.5 million, or 27% of total net revenues in the same period in 2001. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our wireless and web-based products. The period-to-period decrease in the absolute dollar amount was primarily attributable to our strategy of focusing new research and development efforts in China where labor costs are lower and reducing our engineering workforce in other locations.

General and Administrative

      Our general and administrative expenses were $4.5 million, or 19% of total net revenues for the six months ended December 31, 2002, as compared to $3.8 million, or 30% of total net revenues for the same period in 2001. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. The period-to-period increase in the absolute dollar amounts was primarily due to an increase in professional service fees relating to the change of our fiscal year end, an increase in insurance premiums and an increase in general expense relating to our expansion in various business segments.

Stock-Based Compensation

      In connection with the past granting of stock options, of the total, approximately $0.7 million and $1.2 million of stock compensation expense was recognized in the six months ended December 31, 2002 and 2001, respectively based on a four year vesting period.

Interest Income

      Interest income was $1.0 million for the six months ended December 31, 2002, as compared to $2.4 million for the same period in 2001. The period-to-period decrease in interest income was primarily due to the lower average cash and short-term investment balances and lower applicable interest rates.

Loss on Equity Investments

      In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. During the three months ended September 30, 2002 and the six months ended December 31, 2001, we recorded a loss of $0.3 million and $0.4 million on our investment in Sun Media, respectively, representing our share of Sun Media’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun Media to other investors at a price higher than our investment cost. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased. Accordingly, commencing with the quarter ended December 31, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115. Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the quarter ended December 31, 2002, we began marking this equity investment to market value and thus recorded $3,781,000 of unrealized gain on our marketable equity securities as a component of comprehensive income.

Amortization of Intangible Assets

      As a result of the acquisition of Techur in November 2002, we recorded intangible assets of approximately $1.1 million, which are being amortized over a period of three years. The amortization expense was approximately $0.1 million for the six months ended December 31, 2002.

Years ended June 30, 2002, 2001 and 2000

Net Revenues

      Advertising. Our advertising revenues were $21.1 million for the year ended June 30, 2002, as compared to $23.4 million and $11.0 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from 2001 was mainly due to the reduced spending in the online advertising market in the U.S., Taiwan and Hong Kong. During the year ended June 30, 2001, the increase from 2000 was mainly due to the increase in the number of advertisers and the number of advertising contracts. Approximately 980 customers advertised on our web sites during the year ended June 30, 2002 as compared to approximately 970 and 730 during the years ended June 30, 2001 and 2000, respectively. For the years ended June 30, 2002, 2001 and 2000, advertising revenues accounted for 74%, 88% and 78% of our total revenues, respectively.

      Non-Advertising. Our non-advertising revenues were $7.4 million, $3.3 million and $3.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. For the year ended June 30, 2002, non-advertising revenues consisted of $5.0 million of Internet fee-based services including short messaging service, subscription service and paid email service, $1.5 million of e-commerce sales and $0.9 million of the sales software products. For the year ended June 30, 2001, non-advertising revenues consisted mainly of $2.3 million of the sales software products and $1.0 million of e-commerce sales. For the year ended June 30, 2000, non-advertising revenues consisted mainly of sales of software products. For the years ended June 30, 2002, 2001 and 2000, non-advertising revenues accounted for 26%, 12% and 22% of our total revenues, respectively.

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

      Non-advertising. Our cost of non-advertising revenues was $1.9 million $1.2 million and $2.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third parties for services and for content royalties associated with the fee-based services, and cost of our software products. The year-to-year increase in cost of non-advertising revenues from fiscal year 2001 to fiscal year 2002 was mainly due to the increase in fees to mobile phone operators in China for certain services related to the wireless short messages and subscriptions transmitted to SINA’s users. The year-to-year decrease in cost of revenues from fiscal year 2000 to fiscal year 2001 was primarily due to a higher percentage of the software revenues is derived from licensing arrangements which involved minimal costs during fiscal year 2001.

Sales and Marketing

      Our sales and marketing expenses were $12.5 million, or 44% of total net revenues for the year ended June 30, 2002, as compared to $21.7 million and $17.5 million, or 81% and 123% of total net revenues, for years ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-to-year decrease in absolute dollar amount from fiscal year 2001 to fiscal year 2002 was primary due to the curtailment in spending for market promotion of our web sites and cost savings from workforce reductions. The year-to-year increase in absolute dollar amount from fiscal year 2000 to fiscal year 2001 was primarily attributable to an increase in advertising expenses associated with our brand-building strategy, and increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

Product Development

      Our product development expenses were $6.7 million, or 23% of total net revenues for the year ended June 30, 2002, as compared to $9.6 million and $7.4 million, or 36% and 52% of total net revenues, for the years ended June 30, 2001 and 2000, respectively. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our software products and web-based products. The year-to-year decrease in absolute dollar amount from fiscal year 2001 to fiscal year 2002 was primarily attributable to our strategy of focusing new research and development efforts in China, which has lower labor costs, and reducing our engineering workforce in other locations. The year-to-year increase in absolute dollar amount from fiscal year 2000 to fiscal year 2001 was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

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

Interest Income

      Interest income was $4.2 million for the year ended June 30, 2002, as compared to $7.3 million and $3.8 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from 2001 was primarily due to the lower average cash and short-term investment balances and lower applicable interest rates during the year. During the year ended 30, 2001, the increase from 2000 was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999, and the initial public offering in April 2000.

Loss on Equity Investments

      In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. Our investment in Sun Media was diluted to 21.8% as of June 30, 2002 as a result of Sun Media’s issuance of new shares. During the year ended June 30, 2002, we recorded a loss of $0.6 million on our investment in Sun Media, representing our share of Sun Media’s reported loss and amortization of intangible assets, partially offset by a gain related to the issuance of new shares by Sun Media to other investors at a price higher than our investment cost.

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

Liquidity and Capital Resources

      We have financed our operations principally through private sales of our preference shares and our initial public offering. From inception through December 31, 2002, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in our initial public offering. As of December 31, 2002, we had $96.7 million in cash and cash equivalents and short-term investments.

      For the six months ended December 31, 2002, net cash provided by operating activities was $6.3 million, primarily attributable to net income of $0.9 million, an increase in accrued liabilities of $2.8 million and depreciation expenses of $2.5 million, offset by an increase in accounts receivable of $1.1 million. For the year ended June 30, 2002, net cash used in operating activities was $6.4 million and was primarily attributable to our net loss of $16.1 million and a decrease in accrued liabilities of $2.7 million, largely offset by non-cash stock-based compensation expense of $2.3 million, amortization expense of $5.1 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $5.2 million and loss on equity investment of $562,000. For the year ended June 30, 2001, net cash used in operating activities was $14.2 million and was primarily attributable to our net loss of $36.4 million, largely offset by non-cash stock-based compensation expense of $7.5 million, amortization expense of $6.8 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com, depreciation expense of $3.6 million, and an increase in accrued liabilities of $3.5 million. For the year ended June 30, 2000, net cash used in operating activities was $20.1 million and was primarily attributable to our net loss of $51.0 million, largely offset by the non-cash stock-based compensation expense of $19.1 million, amortization expense of $6.8 million related to goodwill and other intangible assets, and an increase in accrued liabilities of $6.6 million.

      Net cash provided by investing activities was $15.8 million for the six months ended December 31, 2002, primarily due to the sale of short-term investments of $18.8 million, offset by net cash in the amount of $1.1 million used for the acquisition of Techur and $1.7 million used in property and equipment purchases. Net cash used in investing activities was $15.4 million for the year ended June 30, 2002, primarily due to the purchase of short-term investments of $4.8 million, the acquisition of stock of Sun Media of $8.6 million and the purchase of capital equipment of $2.0 million. Net cash used in investing activities was $34.5 million for the year ended June 30, 2001, primarily due to the purchase of short-term investments of $26.8 million and the purchase of capital equipment of $7.7 million. Net cash used in investing activities was $34.9 million for the year ended June 30, 2000, primarily due to the purchase of short-term investments of $26.5 million, the purchase of capital equipment of $7.0 million and the investment in a joint venture of $1.4 million.

      Net cash provided by financing activities for the six months ended December 31, 2002 was $63,000 relating to the proceeds received from issuance of ordinary shares from employee stock purchase plan and the exercise of stock options. Net cash provided by financing activities was $352,000 for the year ended June 30, 2002, primarily attributable to proceeds of $30,000 from sale of ordinary shares under stock plans and proceeds of $429,000 from repayment of notes receivable from shareholders, offset by the repurchase of ordinary shares of $107,000. Net cash provided by financing activities was $2.1 million for the year ended June 30, 2001, primarily attributable to proceeds of $1.5 million from sale of ordinary shares under stock plans and proceeds of $588,000 from repayment of notes receivable from shareholders. Net cash provided by financing activities was $133.5 million for the year ended June 30, 2000, primarily attributable to net proceeds of $69.1 million received from the initial public offering in April 2000 and of $63.9 million received from the Series C preference share issuances in October and November 1999. The remaining cash provided by the financing activities was primarily from the proceeds of exercising stock options and preference share warrants.

Commitment and Contingencies

      We currently have no material commitments other than the operating leases for our facilities. As of December 31, 2002, we had future minimum rental lease payments of $1.2 million, $1.4 million and $0.1 million due less than one year, one to three years and after three years, respectively, under non-cancelable operating leases.

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

Recent Accounting Pronouncements

      In May 2002, the EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-09”) was issued, addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller). EITF 01-09 is effective for fiscal periods beginning after December 15, 2001. We do not expect the adoption of this pronouncement will have a significant impact on our consolidated financial statements.

      In November 2002, the EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) was issued, addressing accounting for revenue arrangements with multiple deliverables and requiring that elements of an arrangement be separately accounted based on the fair value of the individual elements. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. We do not believe that this pronouncement will have a significant impact on our financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of

SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. We do not believe that this pronouncement will have a significant impact on our financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 will not have a significant impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The adoption of FIN 46 will not have a significant impact on our consolidated financial statements.

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

      We performed a sensitivity analysis assuming a hypothetical 10% adverse movement in foreign exchange rates to the foreign subsidiaries and the underlying exposures described above. As of December 31 and June 30, 2002, the analysis indicated that these hypothetical market movements would not have a material effect on our consolidated financial position, results of operations or cash flows.

Investment Risk

      On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun Media (“Sun Media”) Group, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of December 31, 2002, our interest had been diluted to 17.4% as a result of issuances of new shares by Sun Media. We invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which had been accounted for using the equity method until

September 30, 2002. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased. Accordingly, commencing with the quarter ended December 31, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115. Such Investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the quarter ended December 31, 2002, we began marking this investment to market value and thus recorded $3,781,000 in unrealized gains on our marketable equity securities as a component of comprehensive income. Fair market value of such investment decline from $16.6 million at December 31, 2002 to $14.2 million at March 28, 2003.

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Accountants	41
Consolidated Balance Sheet at December 31, 2002, June 30, 2002 and 2001	42
Consolidated Statement of Operations for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002, 2001 and 2000	43
Consolidated Statement of Shareholders’ Equity for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002, 2001 and 2000	44
Consolidated Statement of Cash Flows for the six months ended December 31, 2002 and 2001 (unaudited) and each of the three years in the period ended June 30, 2002, 2001 and 2000	46
Notes to Consolidated Financial Statements	47
Supplementary Financial Data:
Quarterly Financial Results for the six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001 (unaudited)	65
Allowance for Doubtful Accounts at December 31, 2002, June 30, 2002 and 2001 (unaudited)	66

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of SINA CORPORATION

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity and of cash flows expressed in U.S. dollars present fairly, in all material respects, the financial position of SINA CORPORATION and its subsidiaries at December 31, 2002, June 30, 2002 and 2001, and the results of their operations and their cash flows for the six months ended December 31, 2002 and each of the three years in the period ended June 30, 2002, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

Beijing, China

January 24, 2003, except for Note 12
as to which the date is January 31, 2003

SINA CORPORATION

CONSOLIDATED BALANCE SHEET

		June 30,
	December 31,
	2002	2002	2001

	(In U.S. dollars)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$53,262	$31,095	$52,505
Short-term investments	43,474	62,056	57,284
Accounts receivable, net	5,847	4,722	4,262
Prepaid expenses and other current assets	2,323	1,706	1,350

Total current assets	104,906	99,579	115,401
Investment in marketable securities	16,637	—	—
Property and equipment, net	7,599	8,240	11,911
Long-term investment	—	13,167	—
Intangible assets, net	993	—	5,063
Receivables from related parties	—	—	556
Other assets	344	369	191

Total assets	$130,479	$121,355	$133,122

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,345	$1,099	$1,613
Accrued liabilities	11,747	8,566	11,542

Total current liabilities	13,092	9,665	13,155

Commitments and contingencies (Note 11)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000 shares authorized; 45,946, 45,890 and 41,358 shares issued and outstanding	6,114	6,107	5,504
Additional paid-in capital	223,358	223,306	220,671
Notes receivable from shareholders	(1,050)	(1,050)	(1,479)
Deferred stock compensation	(554)	(1,299)	(5,423)
Accumulated deficit	(114,477)	(115,393)	(99,301)
Accumulated other comprehensive income (loss):
Unrealized gain on investment in marketable securities	4,004	—	—
Cumulative translation adjustments	(8)	19	(5)

Total shareholders’ equity	117,387	111,690	119,967

Total liabilities and shareholders’ equity	$130,479	$121,355	$133,122

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

	Six Months Ended
	December 31,		Years Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)

	(In U.S. dollars)
	(In thousands, except per share amounts)
Net revenues:
Advertising	$13,869	$10,271	$21,105	$23,393	$11,013
Non-advertising	9,347	2,559	7,403	3,290	3,157

	23,216	12,830	28,508	26,683	14,170

Cost of revenues:
Advertising	5,824	6,094	11,537	13,771	8,950
Non-advertising	2,676	474	1,938	1,169	1,965
Stock-based compensation	42	73	133	414	605

	8,542	6,641	13,608	15,354	11,520

Gross profit	14,674	6,189	14,900	11,329	2,650

Operating expenses:
Sales and marketing	6,457	6,506	12,468	21,694	17,476
Product development	2,755	3,505	6,666	9,648	7,358
General and administrative	4,480	3,821	8,237	8,918	6,951
Stock-based compensation*	699	1,215	2,208	7,097	18,460
Amortization of intangible assets	90	3,376	5,063	6,765	6,807

Total operating expenses	14,481	18,423	34,642	54,122	57,052

Income (loss) from operations	193	(12,234)	(19,742)	(42,793)	(54,402)
Interest income	1,034	2,427	4,212	7,336	3,801

	1,227	(9,807)	(15,530)	(35,457)	(50,601)
Loss on equity investments	(311)	(420)	(562)	(894)	(501)

Income (loss) before minority interest	916	(10,227)	(16,092)	(36,351)	(51,102)
Minority interest	—	—	—	—	119

Net income (loss)	916	(10,227)	(16,092)	(36,351)	(50,983)

Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	—	—	(84)

Net income (loss) attributable to ordinary shareholders	$916	$(10,227)	$(16,092)	$(36,351)	$(51,067)

Basic net income (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)

Shares used in computing basic net income (loss) per share	45,725	43,097	44,315	40,110	14,836

Diluted net income (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)

Shares used in computing diluted net income (loss) per share	48,030	43,097	44,315	40,110	14,836

*Stock-based compensation was related to the associated expense categories as follows:
Sales and marketing	$21	$36	$66	$219	$567
Product development	223	389	707	2,295	5,973
General and administrative	455	790	1,435	4,583	11,920

	$699	$1,215	$2,208	$7,097	$18,460

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Notes
	Ordinary Shares		Additional	Receivable				Total
			Paid-in	from	Deferred Stock	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Shareholders	Compensation	Deficit	Others	Equity	Income (loss)

	(In U.S. dollars, in thousands)
Balances at July 1, 1999	7,102	$947	$38,055	$—	$(19,453)	$(11,883)	$37	$7,703
Issuance of Ordinary Shares pursuant to stock plans	597	79	162	—	—	—	—	241
Sale of Ordinary Shares for notes receivables from shareholders, net of repurchases	2,957	394	2,235	(2,629)	—	—	—	—
Repayments of notes receivable from shareholders	—	—	—	562	—	—	—	562
Issuance of Ordinary Shares in initial public offering	4,600	612	72,114	—	—	—	—	72,726
Costs of initial public offering	—	—	(3,907)	—	—	—	—	(3,907)
Conversion of Preference Shares and Warrants to Ordinary Shares	25,508	3,393	98,026	—	—	—	—	101,419
Deferred stock compensation	—	—	14,669	—	(14,669)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	19,065	—	—	19,065
Housing provided by the Stone Group	—	—	45	—	—	—	—	45
Comprehensive loss:
Net loss	—	—	—	—	—	(51,067)	—	(51,067)	$(51,067)
Currency translation adjustments	—	—	—	—	—	—	30	30	30

Comprehensive loss									$(51,037)
Balances at June 30, 2000	40,764	5,425	221,399	(2,067)	(15,057)	(62,950)	67	146,817
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	594	79	1,459	—	—	—	—	1,538
Repayments of notes receivable from shareholders	—	—	—	588	—	—	—	588
Costs of initial public offering	—	—	(64)	—	—	—	—	(64)
Deferred stock compensation	—	—	(2,123)	—	2,123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	7,511	—	—	7,511
Comprehensive loss:
Net loss	—	—	—	—	—	(36,351)	—	(36,351)	$(36,351)
Currency translation adjustments	—	—	—	—	—	—	(72)	(72)	(72)

Comprehensive loss									$(36,423)
Balances at June 30, 2001	41,358	5,504	220,671	(1,479)	(5,423)	(99,301)	(5)	119,967
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	(61)	(8)	(69)	—	—	—	—	(77)
Repayments of notes receivable from shareholders	—	—	—	429	—	—	—	429
Deferred stock compensation	—	—	(1,783)	—	1,783	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	2,341	—	—	2,341
Acquisition of long-term investment	4,593	611	4,487	—	—	—	—	5,098
Comprehensive loss:
Net loss	—	—	—	—	—	(16,092)	—	(16,092)	$(16,092)
Currency translation adjustments	—	—	—	—	—	—	24	24	24

Comprehensive loss									$(16,068)
Balances at June 30, 2002	45,890	6,107	223,306	(1,050)	(1,299)	(115,393)	19	111,690
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	56	7	56	—	—	—	—	63
Deferred stock compensation	—	—	(4)	—	4	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	741	—	—	741
Comprehensive income:
Net income	—	—	—	—	—	916	—	916	$916
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	4,004	4,004	4,004
Currency translation adjustments	—	—	—	—	—	—	(27)	(27)	(27)

Comprehensive income									$4,893

Balances at December 31, 2002	45,946	$6,114	$223,358	$(1,050)	$(554)	$(114,477)	$3,996	$117,387

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY

				Notes
	Ordinary Shares		Additional	Receivable				Total
			Paid-in	from	Deferred Stock	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Shareholders	Compensation	Deficit	Others	Equity	Loss

	(In U.S. dollars, in thousands)
Balances at June 30, 2001	41,358	$5,504	$220,671	$(1,479)	$(5,423)	$(99,301)	$(5)	$119,967
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	(74)	(10)	(78)	—	—	—	—	(88)
Repayments of notes receivable from shareholders	—	—	—	429	—	—	—	429
Deferred stock compensation	—	—	(1,769)	—	1,769	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	1,288	—	—	1,288
Acquisition of long-term investment	4,593	611	4,487	—	—	—	—	5,098
Comprehensive loss:
Net loss	—	—	—	—	—	(10,227)	—	(10,227)	$(10,227)
Currency translation adjustments	—	—	—	—	—	—	(20)	(20)	(20)

Comprehensive loss									$(10,247)
Balances at December 31, 2001	45,877	$6,105	$223,311	$(1,050)	$(2,366)	$(109,528)	$(25)	$116,447

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended
	December 31,		Year Ended June 30,

	2002	2001	2002	2001	2000

		(Unaudited)

	(In U.S. dollars, in thousands)
Cash flows from operating activities:
Net income (loss)	$916	$(10,227)	$(16,092)	$(36,351)	$(50,983)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Minority interests	—	—	—	—	(119)
Loss on equity investments	311	420	562	894	501
Loss on disposal of fixed assets	101	—	267	—	—
Depreciation	2,513	2,602	5,186	3,566	1,476
Stock-based compensation	741	1,288	2,341	7,511	19,065
Amortization of intangible assets	90	3,376	5,063	6,765	6,807
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(1,075)	670	(460)	(341)	(2,680)
Prepaid expenses and other current assets	(550)	51	(356)	184	(981)
Receivable from related parties	—	—	556	(288)	(268)
Other assets	206	590	(178)	32	128
Accounts payable	212	(400)	(514)	410	375
Accrued liabilities	2,836	(2,980)	(2,735)	3,452	6,576

Net cash provided by (used in) operating activities	6,301	(4,610)	(6,360)	(14,166)	(20,103)

Cash flows from investing activities:
Acquisition of property and equipment	(1,701)	(1,107)	(2,035)	(7,740)	(7,019)
Cash paid for business acquisition, net of cash acquired	(1,121)	—	—	—	—
Investment in joint venture	(181)	—	—	—	(1,395)
Acquisition of long-term investment	—	(8,441)	(8,595)	—	—
Sales (purchase) of short-term investments	18,806	(15,501)	(4,772)	(26,800)	(26,447)

Net cash provided by (used in) investing activities	15,803	(25,049)	(15,402)	(34,540)	(34,861)

Cash flows from financing activities:
Proceeds from issuance of Preference Shares, net	—	—	—	—	63,920
Proceeds from issuance of Ordinary Shares, net	63	19	30	1,474	69,060
Repurchase of ordinary shares	—	(107)	(107)	—	—
Proceeds from notes receivable from shareholders	—	429	429	588	562

Net cash provided by financing activities	63	341	352	2,062	133,542

Net increase (decrease) in cash and cash equivalents	22,167	(29,318)	(21,410)	(46,644)	78,578
Cash and cash equivalents at beginning of year	31,095	52,505	52,505	99,149	20,571

Cash and cash equivalents at end of year	$53,262	$23,187	$31,095	$52,505	$99,149

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(1,874)	$—	—	—	—
Cash acquired	753	—	—	—	—

Cash paid for business acquisition, net	$(1,121)	$—	$—	$—	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for notes receivable	$—	$—	$—	$—	$2,629

Accretion on Mandatorily Redeemable Convertible Preference Shares	$—	$—	$—	$—	$84

Ordinary shares issued for acquisition of long term investment	$—	$5,098	$5,098	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In U.S. dollars)

1.     The Company and Summary of Significant Accounting Policies

The Company

      SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands Corporation, is a leading online media company and value-added service provider for China and for global Chinese communities. The Company operates a branded network of web sites targeting greater China and overseas Chinese, providing an array of services including online portals, premium email, wireless short messaging, virtual ISP, search, classified information, online games, e-commerce, e-learning and enterprise e-solutions.

Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of the Company, its subsidiaries and other entities that it controls. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

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

Cash and cash equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2002, June 30, 2002 and 2001, cash equivalents were comprised primarily of investments in commercial paper and money market accounts stated at cost plus accrued interest, which approximated fair value.

Marketable securities

      Short-term investments comprise marketable debt securities classified as available for sale which are reported at fair value with material unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. During the six months ended December 31, 2002, the Company recorded $223,000 of unrealized gains on its marketable debt securities as a component of comprehensive income. Marketable debt securities due within one year and due from one year to two years is $28,585,000 and $14,855,000, respectively, at December 31, 2002. The Company invests in these securities with the intent to make such funds readily available for operating purposes and accordingly, classifies them as short-term investments.

      Commencing with the quarter ended December 31, 2002, the Company began accounting for its investment in Sun Media as investments in marketable equity securities under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”) and classified it as available for sale and reported it at fair value with material unrealized gains (losses), if any, recorded as comprehensive income in a component of shareholders’ equity. During the six months ended December 31, 2002, the Company recorded $3,781,000 of unrealized gains on its marketable equity securities in comprehensive income.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Intangible assets, net

      Intangible assets arising from acquisitions are amortized using the straight-line method over their estimated economic lives, generally three years from the acquisition date.

Impairment of long-lived assets

      The Company evaluates the recoverability of long-lived assets whenever there is an indication of potential impairment and will recognize impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. The Company believes that there was no indication of potential impairment of its property and equipment and intangible assets in any of the periods presented.

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

      Revenue from barter transactions is recognized during the period in which the advertisements are displayed in the Company’s properties. Prior to January 2000, barter transactions were recorded at the fair value of goods or services provided or received, whichever was more readily determinable in the circumstances. In January 2000, the Company adopted Emerging Issues Task Force Issue No. 99-17 (“EITF 99-17”), “Accounting for Advertising Barter Transactions,” which requires advertising barter transactions to be valued based on similar cash transactions that have occurred within six months prior to the barter transaction. Barter revenues represented less than 1% of the advertising revenues for the six months ended December 31, 2002 and for the years ended June 30, 2002 and 2001, and approximately 1.3% of advertising revenues for the year ended June 30, 2000.

Non-advertising

      Non-advertising revenues are derived from fee-based services, proprietary software products and licenses and e-commerce services

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fee-based services revenues mainly include wireless short messaging, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain and collection of the receivables is reasonably assured. The Company contracts with third party mobile operators for the transmission of wireless short messages and subscriptions as well as for the billing and collection of service fees from customers. The Company recognizes the gross amount billed by the mobile operator as revenue, and the amount retained by the mobile operator as cost of revenue.

      Revenue from the sale of software products is recognized primarily upon delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers. The Company delivers its software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce the Company’s software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. The Company recognizes revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. These Statements generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. The Company’s software product agreements do not involve multiple elements.

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

Advertising expenses

      The Company expenses the costs of producing advertisements at the time production occurs and expenses the cost of communicating advertising in the period in which the advertising space or airtime is used. Advertising expenses totaled $1.8 million, $4.7 million, $12.1 million and $8.8 million for the six months ended December 31, 2002 and for each of the three years ended June 30, 2002, 2001 and 2000 respectively.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income taxes

      Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, “Accounting for Income Taxes,” will not more-likely-than-not to be realized.

Foreign currency

      The Company’s reporting currency is the US dollar. The Company’s operations in China, Hong Kong and Taiwan use the local currencies as their functional currencies. Accordingly, all assets and liabilities of the entities in China, Hong Kong and Taiwan are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity.

      Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

Earnings (loss) per share

      Basic earnings (loss) per share is computed using the weighted average number of the Ordinary Shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of Ordinary Share and Ordinary Share equivalents outstanding during the period. For the years ended June 30, 2002, 2001 and 2000, diluted loss per share is the same as the basic loss per share as all Ordinary Share equivalents are anti-dilutive.

Comprehensive income (loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income (loss) for the periods presented includes net income (loss), foreign currency translation adjustments and unrealized gains/(losses) on marketable securities classified as available for sale.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent accounting pronouncements

      In May 2002, the EITF No. 01-09, “Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products)” (“EITF No. 01-09”) was issued, addressing the accounting for consideration given by a vendor to a customer (including both a reseller of the vendor’s products and an entity that purchases the vendor’s products from a reseller). EITF 01-09 is effective for fiscal periods beginning after December 15, 2001. The Company does not expect the adoption of this pronouncement will have a significant impact on the Company’s consolidated financial statements.

      In November 2002, the EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) was issued, addressing accounting for revenue arrangements with multiple deliverables and requiring that elements of an arrangement be separately accounted based on the fair value of the individual elements. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not believe that this announcement will have a significant impact on its financial statements.

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for companies that voluntarily change to a fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company does not believe that this pronouncement will have a significant impact on its financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 will not have a significant impact on the Company’s consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The adoption of FIN 46 will not have a significant impact on the Company’s consolidated financial statements.

2.     Acquisitions

      On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over the subsequent 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The purchase price was allocated as follows (in thousands):

Sun Media net equity as of acquisition date	$32,373
SINA ’s equity interest	27.6%

8,935
SINA’s goodwill related to Sun Media	1,000
SINA’s intangible assets related to Sun Media	3,794

Purchase price	$13,729

      The above investment was accounted for using the equity method of accounting until September 30, 2002 when the equity investment in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing with the quarter ended December 31, 2002, such investment is accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and is classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. For the six months ended December 31, 2002, the Company recorded $3,781,000 in unrealized gains on the Sun Media investment as a component of comprehensive income in shareholders’ equity.

      In November 2002, we completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. If Techur meets certain performance targets during the 12 month period following the closing, the maximum consideration would increase to approximately $3.8 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets relating to customer lists and user base, which will be amortized over a period of three years.

      We took effective control of Techur on October 1, 2002 and completed the legal and administrative procedures of the closing of acquisition in November 2002. We consolidated the result of operations of Techur in our consolidated statements of operation commencing with the quarter ended December 31, 2002.

      Techur is an Internet and logistic software company in the PRC, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“B2B”) portal (www.eastchina.com) for various industries in Eastern China.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Balance Sheet Components

		June 30
	December 31
	2002	2002	2001

	(In thousands)
Cash and cash equivalents:
Cash	$43,268	$31,095	$14,334
Commercial paper	9,994	—	38,171

	$53,262	$31,095	$52,505

Short-term investments:
Time deposits	$34	$33	$30
Marketable debt securities	43,440	62,023	57,254

	$43,474	$62,056	$57,284

Accounts receivable, net:
Accounts receivable	$7,426	$6,718	$5,843
Less: Allowance for doubtful accounts	(1,579)	(1,996)	(1,581)

	$5,847	$4,722	$4,262

Property and equipment, net:
Computer equipment and software	$16,764	$16,265	$15,885
Furniture and fixtures	903	773	735
Leasehold improvements	1,199	704	913

	18,866	17,742	17,533
Less: Accumulated depreciation and amortization	(11,267)	(9,502)	(5,622)

	$7,599	$8,240	$11,911

Intangible assets, net:
Purchased technology	$1,638	$1,638	$1,638
Trade name	931	931	931
Work force	762	762	762
Content relationship	1,197	1,197	1,197
Goodwill	15,895	15,895	15,895
Customer list and user base	1,083	—	—

	21,506	20,423	20,423
Less: Accumulated amortization	(20,513)	(20,423)	(15,360)

	$993	$—	$5,063

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		June 30
	December 31
	2002	2002	2001

	(In thousands)
Accrued liabilities:
Payroll and related expenses	$2,350	$2,176	$3,489
Deferred revenue	3,346	1,967	2,200
Sales taxes payable	654	372	245
Marketing expenses	1,278	1,247	2,261
Sales rebates	1,328	—	—
Other	2,791	2,804	3,347

	$11,747	$8,566	$11,542

4.	Related Party Transactions

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

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      BSIT was formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS.

      Joint venture investment. In December 1999, the Company contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. The investment in the joint venture was accounted for under the equity method. The total expenses incurred from service provided by the joint venture for the year ended June 30, 2001 amounted to $309,000. The payable to the joint venture as of June 30, 2001 was $309,000. The investment was written off due to the joint venture’s cease of operation during the year ended June 30, 2001.

      Shareholder notes. In 1999, certain officers of the Company exercised stock options prior to being vested with notes payable to the Company. During the six months ended December 31, 2002, and years ended June 30, 2002 and 2001, notes of zero, $429,000 and $588,000 were repaid respectively. As of December 31, 2002, notes receivable from shareholders were $1.1 million, $1.1 million and $1.5 million, respectively. Ordinary shares issued with notes payable are subject to rights of repurchase by the Company until such shares are vested. The notes were full recourse and had a five-year term expiring in 2004. They bear interest at rates ranging from 5.74% to 5.87%.

5.	Income Taxes

      Income is subject to taxation in the various countries in which the Company and its subsidiaries operate. The components of losses before income taxes are as follows:

	For the Six	For the Six
	Months Ended	Months Ended	For the Year Ended June 30,
	December 31,	December 31,
	2002	2001	2002	2001	2000

		(Unaudited)

	(In thousands)
Loss subject to U.S. operation	$(1,186)	$(3,757)	$(6,153)	$(12,956)	$(13,566)
Income (loss) subject to non U.S. operation	2,102	(6,470)	(9,939)	(23,395)	(37,501)

Income (loss) before taxes	$916	$(10,227)	$(16,092)	$(36,351)	$(51,067)

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred tax assets as of December 31, 2002, and June 30, 2002 and 2001 are as follows:

		For the Year Ended
	For the Six Months	June 30,
	Ended December 31,
	2002	2002	2001

	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,341	$18,020	$15,224
Other book accruals and liabilities	440	484	521
Research and development credits	592	622	578
Depreciation and amortization book/tax differences	495	374	224

Total deferred tax assets	19,868	19,500	16,547
Less: Valuation allowance	(19,868)	(19,500)	(16,547)

	$—	$—	$—

      The Company has established a valuation allowance against its deferred tax assets due to its history of cumulative losses and the uncertainty surrounding the realization of such assets. Management’s assessment is that current evidence is not adequate using the assessment criteria under generally accepted accounting principles to support a conclusion that it is more likely than not that any of the deferred tax asset will be realized in the future.

      As of December 31, 2002, the subsidiary of the Company in the United States had approximately $42.0 million of federal and $17.9 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in fiscal years 2012 through 2022, and the state net operating loss carryforwards will expire, if unused, in fiscal years 2003 through 2011. Included in the net operating loss carryforward is $180,000 and $11,000 of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted.

      Additionally, as of December 31, 2002, the Company’s Hong Kong subsidiary had approximately $10.1 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income.

      In China, our major business operations are carried out through two subsidiaries, BSIT and Beijing SINA Internet Technology Service Co., Ltd. (“BSITS”). Both BSIT and BSITS are subject to corporate income taxes in China. Both entities qualify as new technology enterprises under China tax regulations, for which the applicable statutory tax rate is 15%. As approved by the tax authorities, both entities are entitled to a three year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year. BSIT started its operations in 1993 and therefore is currently subject to a tax rate of 15%. As of December 31, 2002, BSIT had a net operating loss carryforward of $6.9 million, which will expire starting in the year 2006. BSITS started its operations in 2002 and therefore is still under tax exemption treatment. The operating loss carryforwards for BSITS at December 31, 2002 was immaterial. As of December 31, 2002, other China subsidiaries and related entities on a combined basis had net operating losses carryforwards of approximately $1.1 million, which will expire from the year 2005 to 2007.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of China statutory rate to the Company’s effective tax rate is as follows:

Six Months Ended
December 31,
2002

China statutory rate applicable to major operations	15%
Permanent book-tax differences	12%
Non China and other China subsidiaries tax differential from statutory rate	(67)%
Change in valuation allowance for deferred tax assets	40%

Effective rate	0%

6.	Earnings (loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods presented:

	Six Months	Six Months
	Ended	Ended	Year Ended June 30,
	December 31,	December 31,
	2002	2001	2002	2001	2000

		(Unaudited)

	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$916	$(10,227)	$(16,092)	$(36,351)	$(50,983)
Accretion of mandatorily redeemable convertible preference redemption value	—	—	—	—	(84)

	$916	$(10,227)	$(16,092)	$(36,351)	$(51,067)

Denominator:
Weighted average ordinary shares outstanding	45,725	43,097	44,315	40,110	14,386

Weighted average ordinary share equivalents	2,305	—	—	—	—

Shares used in computing basic earnings (loss) per share	45,725	43,097	44,315	40,110	14,386

Shares used in computing diluted earnings (loss) per share	48,030	43,097	44,315	40,110	14,386

Basic earnings (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)

Diluted earnings (loss) per share	$0.02	$(0.24)	$(0.36)	$(0.91)	$(3.44)

7.	Employee Benefit Plans

410(k) Savings Plan

      The Company has a saving plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer a percentage (not to exceed 25%) of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan.

China Contribution Plan and Profit Appropriation

      The Company’s subsidiary in China participates in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the six months ended December 31, 2002 and the years ended June 30, 2002, 2001 and 2000, the Company contributed to these funds a total of $0.7 million, $0.8 million, $0.7 million and $1.2 million, respectively.

      Pursuant to the laws applicable to China’s Foreign Investment Enterprises, the Company’s subsidiary in China must make appropriations from after-tax profit to non-distributable reserve funds as determined by the Board of Directors. These reserve funds include a (i) general reserve, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. The general reserve fund requires annual appropriations of 10% of after-tax profit (as determined under PRC GAAP); the other fund appropriations are at the Company’s discretion. Since the Company’s PRC subsidiary is in an accumulated loss position, no appropriations have been made to the general reserve fund.

8.	Stock Plans

1999 Stock Option Plan

      In May 1999, the Company adopted the 1999 Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2002, the Company has cumulatively reserved 12,108,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan provides for an annual automatic increase in the number of ordinary shares reserved for issuance under the plan on the first day of our 2003, 2004 and 2005 fiscal years equal to the lesser of (1) 750,000 shares, (2) 3% of the ordinary shares outstanding on the last day of the immediately proceeding fiscal year, or (3) such lesser number of shares as is determined by the Board. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of December 31, 2002, there were a total of 4,066,000 options outstanding and 2,172,000 options are available for grant under the 1999 Plan.

      Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. At December 31, 2002, June 30, 2002 and 2001, there were

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

150,000, 309,000 and 888,000, respectively, shares of such Ordinary Shares issued that were subject to repurchase.

1999 Executive Stock Option Plan

      In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of December 31, 2002, there were a total of 2,194,000 options outstanding and no option is available for grant under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four-year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

Directors’ Stock Option Plan

      In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a nonstatutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional nonstatutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors’ Plan vest in full immediately upon grant. As of December 31, 2002, 390,000 options are available for grant under the Directors’ Plan and 323,000 options are outstanding under this plan.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activities of All Stock Option Plans

      The following table summarizes stock option activity under the Company’s stock option plans:

			Year Ended June 30,

	Six Months Ended
	December 31, 2002		2002		2001		2000

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price	Outstanding	Price

	(In thousands, except per share amounts)
Outstanding at beginning of period	5,551	$3.75	4,469	$6.21	4,722	$7.02	5,999	$0.56
Granted	1,265	2.11	2,470	1.62	1,919	4.10	4,887	7.24
Exercised	(43)	1.07	(37)	0.47	(531)	1.66	(5,171)	0.77
Canceled	(190)	6.19	(1,351)	8.08	(1,641)	7.53	(993)	1.55

Outstanding at period end	6,583	3.38	5,551	3.75	4,469	6.21	4,722	7.02

Weighted average fair value of options granted during the year		$1.39		$0.71		$3.08		$6.49

      At December 31, 2002, approximately 2,562,000 options were available for grant under the Plans.

	Options Outstanding at
	December 31, 2002			Options Exercisable at
				December 31, 2002
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Outstanding	Price

	(In thousands)			(In thousands)
$ 0.16 - $ 1.68	3,098	8.70	$1.44	1,056	$1.06
$ 1.74 - $ 3.13	2,086	9.00	2.18	716	2.24
$ 3.14 - $ 7.33	1,106	7.18	7.01	924	7.06
$11.50 - $27.06	293	7.30	18.74	245

	6,583			2,941

      Stock-based compensation. The Company recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.7 million and $1.3 million for the six months ended December 31, 2002 and 2001, respectively, and $2.3 million, $7.5 million and $19.1 million for the years ended June 30, 2002, 2001 and 2000, respectively.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Fair value disclosures. The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Six Months Ended	Year Ended June 30,
	December 31,
	2002	2002	2001	2000

Risk-free interest rate	2.44% - 3.07%	3.70% - 4.36%	4.64% - 6.15%	6.00% - 6.40%
Expected life (in years)	4	4	4	4
Expected dividend yield	—	—	—	—
Volatility	92%	49%	108%	84%

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

	Six Months Ended	Year Ended June 30
	December 31,
	2002	2002	2001	2000

	(In thousands, except per share amounts)
Net income (loss):
As reported	$916	$(16,092)	$(36,351)	$(51,067)

Pro forma	$221	$(16,313)	$(36,878)	$(53,429)

Net income (loss) per share, basic and diluted:
As reported	$0.02	$(0.36)	$(0.91)	$(3.44)

Pro forma	$0.00	$(0.37)	$(0.92)	$(3.60)

Employee Stock Purchase Plan

      In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company’s Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of December 31, 2002, total contributions by employees to the Purchase Plan was $0.7 million and 101,000 shares had been issued under the Purchase Plan.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following is a summary of non-advertising revenues and cost of non-advertising revenues:

	Six Months Ended	Six Months Ended	Years Ended June 30,
	December 31,	December 31,
	2002	2001	2002	2001	2000

		(Unaudited)

	(In U.S. dollars, in thousands)
Non-advertising revenues:
Short messaging services	$6,047	$888	$3,920	$—	$—
Software	249	605	930	2,276	2,943
Others	3,051	1,066	2,553	1,014	214

	$9,347	$2,559	$7,403	$3,290	$3,157

Cost of non-advertising revenues:
Short messaging services	$1,997	$266	$1,275	$—	$—
Software	63	34	75	671	1,640
Others	616	174	588	498	325

	$2,676	$474	$1,938	$1,169	$1,965

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Six months ended and as of December 31, 2002:
Revenues	$1,427	$19,675	$1,060	$1,054	$23,216
Long-lived assets	362	5,453	452	1,332	7,599
Six months ended and as of December 31, 2001 (unaudited):
Revenues	$1,181	$10,004	$886	$759	$12,830
Long-lived assets	1,221	5,882	981	2,332	10,416
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240
Year ended and as of June 30, 2001:
Revenues	$6,866	$17,190	$1,002	$1,625	$26,683
Long-lived assets	1,754	6,103	1,317	2,737	11,911
Year ended and as of June 30, 2000:
Revenues	$4,414	$8,080	$525	$1,151	$14,170
Long-lived assets	1,694	3,690	938	1,415	7,737

      Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise the net book value of property and equipment.

10.	Certain risks and Concentrations

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., China, Hong Kong and Taiwan which management believes are of high credit quality. The Company also limits investment in marketable debt securities to debt securities with AA ratings or above. The Company believes that the risk associated with accounts receivable is mitigated, to some extent, by the fact that the Company’s customer base is geographically dispersed. The Company maintains an allowance for potential credit losses that it believes to be adequate. One customer represented 11% of net revenues for the year ended June 30, 2001. No individual customer accounted for more than 10% of total net revenues for the six months ended December 31, 2002 and year ended June 30, 2002. Two customers accounted for 13% and 14% of accounts receivable at June 30, 2002. One customer accounted for 11% of accounts receivable at June 30, 2001. No individual customer accounted for more than 10% of accounts receivable at December 31, 2002.

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

      The Company relies principally on two mobile operators for services relating payment collection and transmission gateway for short messaging services in China. The mobile operators dictate the fees charged to the Company for such services.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company relies on a number of third-party suppliers for various other services, including web server hosting, banner advertising delivery software and Internet traffic measurement software.

11.	Commitments and Contingencies

      Leases. The Company leases office facilities under noncancelable operating leases with various expiration dates through June 2007. Rent expense for the six months ended December 31, 2002 and years ended June 30, 2002 and 2001 totaled $705,000, $1.1 million and $1.1 million, respectively.

      At December 31, 2002, future minimum lease payments under noncancelable operating leases are as follows (in thousands):

Year Ending December 31,
2003	$1,208
2004	631
2005	429
2006	277
2007	123

$2,668

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

12.     Subsequent Events

      In November 2002, the Company announced the formation of joint venture in China with NC Soft, a leading online game company in Korea to operate Lineage, Asia’s No. 1 online game in China. The joint venture, Shanghai NC-SINA Information Technology Co. Ltd., was formed in January 2003. The Company invested $2.6 million in cash for 51% of the equity interest in the joint venture.

      On January 31, 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, directly and through its various subsidiaries and contractual arrangements with some local entities in the People’s Republic of China (the “PRC”), is engaged in the business of providing mobile data value-added services in the PRC.

      The aggregate purchase price comprises five elements: (a) $10,277,675 in cash paid at the closing of the Acquisition; (b) 560,374 newly issued SINA ordinary shares delivered at the closing of the Acquisition; (c) $5,250,000 in cash to be paid in four equal installments at June 15, 2003, October 28, 2003, March 12, 2004 and June 25, 2004, respectively, after the closing date of the Acquisition; (d) 560,374 newly issued SINA ordinary shares to be delivered on the first anniversary of the closing date of the Acquisition; and (e) approximately $250,000 in legal and professional fees related to the acquisition. In accordance with the terms of the Purchase Agreement, the aggregate purchase price may be adjusted and reduced by up to 10% if Memestar fails to meet certain performance targets relating to the number of paid users during the six-month period ending May 31, 2003.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Supplementary Financial Data (unaudited)

     Quarterly financial result

      The following table reflects the Company’s unaudited quarterly consolidated statement of operations data for each of the eight quarters in the period ended December 31, 2002. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data. Please refer to the Company’s consolidated financial statements and the notes thereto for an explanation of the computation of basic and diluted earnings (loss) per share.

	Quarterly Results for
	the Six Months Ended		Quarterly Results for the Year
	December 31, 2002		Ended June 30, 2002

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2002	2001	2001

	(In thousands, except per share amounts)
Net revenues	$12,870	$10,346	$8,563	$7,115	$6,769	$6,061
Gross profit	8,409	6,265	5,014	3,697	3,272	2,917
Net income (loss)	1,475	(559)	(1,894)	(3,971)	(4,933)	(5,294)
Basic earnings (loss) per share	$0.03	$(0.01)	$(0.04)	$(0.09)	$(0.11)	$(0.13)
Shares used in computing basic earnings (loss) per share	45,780	45,671	45,579	45,488	45,396	40,798
Diluted earnings (loss) per share	$0.03	$(0.01)	$(0.04)	$(0.09)	$(0.11)	$(0.13)
Shares used in computing diluted earnings (loss) per share	48,868	45,671	45,579	45,488	45,396	40,798

	Quarterly Results for the Year Ended June 30, 2001

	June 30,	March 31,	Dec. 31,	Sept. 30,
	2001	2001	2000	2000

	(In thousands, except per share amounts)
Net revenues	$5,779	$6,129	$7,622	$7,153
Gross profit	2,470	2,472	3,378	3,009
Net income (loss)	(8,217)	(9,010)	(8,875)	(10,249)
Basic earnings (loss) per share	$(0.20)	$(0.22)	$(0.22)	$(0.26)
Shares used in computing basic earnings (loss) per share	40,453	40,300	40,123	39,565
Diluted earnings (loss) per share	$(0.20)	$(0.22)	$(0.22)	$(0.26)
Shares used in computing diluted earnings (loss) per share	40,453	40,300	40,123	39,565

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts

      The following is a summary of movement of allowance for doubtful accounts:

	For the
	Six Months Ended	For the Year Ended June 30,
	December 31,
	2002	2002	2001	2000

	(In thousands)
Balance at beginning of year	$1,996	$1,581	$756	$201
Charge to expenses	1,091	$1,777	$1,438	$786
Write-offs net of recoveries	(1,508)	$(1,362)	$(613)	$(231)

Balance at end of year	$1,579	$1,996	$1,581	$756

Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Incorporated by reference from the information under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers of Registrant” and “Section 16 Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

Item 11.	Executive Compensation

      Incorporated by reference from the information under the captions “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Incorporated by reference from the information under the captions “Record Date; Voting Securities” and “Information Regarding Beneficial Ownership of Principal Shareholders and Management” in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

Item 13.	Certain Relationships and Related Transactions

      Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for its 2003 Annual Meeting of Shareholders to be filed on or before April 30, 2003.

Item 14.	Controls and Procedures

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

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

(2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 38 of this report.

(3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index on page 66 to page 68 of this report (numbered in accordance with Item 601 of Regulation S-K).

      (b) In November 2002, we filed a Current Report on Form 8-K regarding a change of the Company’s fiscal year. In February 2003, we filed a Current Report on Form 8-K regarding the acquisition of all of the share capital of Memestar Limited.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA.com has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA.COM

By:	/s/CHARLES CHAO

Charles Chao
Chief Financial Officer and Executive Vice President

Date: March 28, 2003

302 CERTIFICATION

I, Daniel Mao, certify that:

1. I have reviewed this transition report on Form 10-K of SINA CORPORATION;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ DANIEL MAO

______________________________________ Daniel Mao
Chief Executive Officer and Director

Date: March 28, 2003

302 CERTIFICATION

I, Charles Chao, certify that:

1. I have reviewed this transition report on Form 10-K of SINA CORPORATION;

2. Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3. Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b. evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c. presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

By:	/s/ CHARLES CHAO

______________________________________ Charles Chao
Chief Financial Officer and
Executive Vice President

Date: March 28, 2003

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

      Pursuant to the requirements of the Securities Act of 1934, this From 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL MAO Daniel Mao	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2003

/s/ CHARLES CHAO Charles Chao	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	March 28, 2003

/s/ DANIEL CHIANG Daniel Chiang	Chairman of the Board	March 28, 2003

/s/ PEHONG CHEN Pehong Chen	Director	March 28, 2003

/s/ YONGJI DUAN Yongji Duan	Director	March 28, 2003

/s/ LIP-BU TAN Lip-Bu Tan	Director	March 28, 2003

/s/ TER-FUNG TSAO Ter-Fung Tsao	Director	March 28, 2003

/s/ YICHEN ZHANG Yichen Zhang	Director	March 28, 2003

EXHIBIT INDEX

Exhibit
Number		Description

2.1*	—	Agreement and Plan of Reorganization by and among SRS International Ltd., SINO Acquisition Corporation and Sinanet.com dated January 19, 1999.
3.4*	—	Amended and Restated Memorandum of Association of SINA.com.
3.5	—	Amended and Restated Articles of Association of SINA Corporation.
4.2*	—	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities.
10.1*	—	Form of Indemnification Agreement between SINA.com and each of its officers and directors.
10.2*	—	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement.
10.3*	—	Sinanet.com 1997 Stock Plan and form of stock option agreement.
10.4*	—	Amended SINA.com 1999 Stock Plan and form of share option agreement.
10.5*	—	1999 Employee Stock Purchase Plan and form of subscription agreement.
10.6*	—	1999 Directors’ Stock Option Plan and form of nonstatutory stock option agreement.
10.9*	—	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. (a subsidiary of SINA.com)and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing.
10.12*	—	Offer Letter dated January 11, 1999 between SINA.com and Daniel Mao.
10.19*	—	1999 Executive Stock Plan.
10.23*	—	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS.
10.24*	—	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS.
10.26*	—	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com.
10.27*	—	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd.
10.28*	—	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd.
10.29*	—	Opinion of Commerce and Finance Law Offices dated March 14, 2000 regarding approval by China Securities Regulatory Commission.
10.30*	—	Opinion of Commerce and Finance Law Offices dated March 20, 2000.
10.31*	—	Employment Agreement dated September 23, 1999 between Beijing Store Rich Sight Technology Co. Ltd. and Yan Wang.
10.32*	—	Lease Agreement dated November 18, 1999 between Po-Hu Lee and SINA.Com Online for offices located at 3F, No. 29, AN Ho Road, Ta An District, Taipei City, Taiwan.
10.33*	—	Lease Agreement dated November 8, 1999 between Vicwood International Limited and SINA.com (Hong Kong) Limited for offices located at Units 01-03, 18th Floor, 199 Des Voeux Road, Central, Hong Kong.
10.36*	—	Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company.
10.37*	—	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com.

Exhibit
Number		Description

10.38*	—	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.
10.39*	—	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd.
10.40*	—	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.
10.42*	—	First Amendment dated April 6, 2000 to Yan Wang’s Labor Contract.
10.44**	—	Change of Control Agreement dated November 27, 2000 with Daniel Mao.
10.46**	—	Change of Control Agreement dated November 27, 2000 with Hurst Lin.
10.47**	—	Change of Control Agreement dated November 27, 2000 with Yan Wang.
10.48***	—	Change of Control Agreement dated February 1, 2001 with Charles Chao.
10.49****	—	Separation and General Release Agreement dated July 30, 2001 between SINA.com and Zhidong Wang.
10.50****	—	An agreement dated August 16, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.
10.51#	—	Share Purchase Agreement dated September 12, 2001, as amended on September 28, 2001, among SINA.com, Lan Yang and Bruno Wu.
10.52#	—	Consultancy Agreement dated September 28, 2001 between SINA.com and Bruno Wu.
10.53#	—	Loan Agreement dated September 12, 2001, as amended on September 28, 2001, between Lan Yang and SINA.com.
10.54#	—	Loan Agreement dated September 12, 2001 between SINA.com and Sun TV.
10.55##	—	Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and Four Other Employees of BSRS.
10.56###	—	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA
10.57###	—	Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd. and Beijing Stone Rich Sight Information Technology Co., Ltd. for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.
10.58###	—	Supplemental Agreement to the Lease Agreement of Modern City dated January 2002 among Hao Zhangang, Hao Jianing, Meng Caixia, Beijing Blue Sky Yunda Technology Development Co., Ltd., Beijing Stone Rich Sight Information Technology Co., Ltd. and Scite International Property Management Co., Ltd. Beijing Scite Modern Branch for office located at 16th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.
10.59####	—	Employment Agreement dated June 1, 2002 between Daniel Mao and SINA.com.
10.60####	—	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com.
10.61####	—	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China
10.62	—	Shareholders Agreement dated November 22, 2002 between NCsoft Corporation and SINA.com.
10.63	—	Letter Agreement dated November 22, 2002 between NCsoft Corporation and SINA.com.
10.64	—	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.
10.65	—	Agreement on Transfer of Share’s Ownership dated August 15, 2002 among Rich Sight Investment Limited and the shareholders of Shanghai Techur Technology Developing Co., Ltd.

Exhibit
Number		Description

10.66	—	Supplementary Agreement to the Agreement on Transfer of Share’s Ownership dated August 15, 2002 among Rich Sight Investment Limited and the shareholders of Shanghai Techur Technology Developing Co., Ltd.
10.67	—	Supplementary Agreement to the Agreement on Transfer of Share’s Ownership dated November 1, 2002 among Rich Sight Investment Limited and the shareholders of Shanghai Techur Technology Developing Co., Ltd.
10.68	—	Office Lease dated December 20, 2002 between Lee, Po-Hu and SINA.Com Online for office located at 3F, No. 29 An Ho Road, Section 1, Ta An District, Taipei, Taiwan
10.69	—	Office Lease dated December 19, 2002 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong
10.70	—	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.
10.71	—	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.
21.1	—	List of Subsidiaries.
23.1	—	Consent of Independent Accountants.
24.1	—	Power of Attorney (appears on the signature page of this report).
99.1	—	906 Certification

*	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Registration Statement on Form F-1 (Registration No. 333-11718) filed with the Commission on March 27, 2000, as amended.

**	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2000.

***	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

****	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Report on Form 10-K for the year ended June 30, 2001

#	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

##	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

###	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

####	Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Report on Form 10-K for the year ended June 30, 2002.