Form 10-K/A
period 2002-12-31
SINA CORP
filed 2003-04-30
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1
Form 10-K/A
[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
OR
[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
Ordinary Share, $0.133 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

     Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicated by check mark whether the registrant is an accelerated filer. Yes [  ]  No [X]

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

     As of February 28, 2003, there were 46,743,515 shares of the Registrant’s Ordinary Shares, $0.133 par value.

SINA CORPORATION

INDEX

EXPLANATORY NOTE

EXPLANATORY NOTE
PART III.
Item 10.	Directors and Executive Officers of the Registrant	1
Item 11.	Executive Compensation	3
Item 12.	Security Ownership of Certain Beneficial Owners and Management	10
Item 13.	Certain Relationships and Related Transactions	12

EXPLANATORY NOTE

     This Amendment No. 1 to the registrant’s transition report on Form 10-K for the transition period from July 1, 2002 to December 31, 2002 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K.

     As used in this Amendment No. 1 to transition report on Form 10-K/A, unless the context otherwise requires, the following terms shall have the meanings set forth below:

•	“We,” “us,” “our,” “SINA” and the “Company” refer to SINA Corporation

•	“Board of Directors” or “Board” means our Board of Directors

•	“SEC” means the Securities and Exchange Commission

     Part III of the registrant’s transition report on Form 10-K is hereby amended by deleting the text thereof in its entirety and substituting the following:

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our Articles of Association currently authorize a Board of not less than two directors and the classification of the Board into three classes serving staggered terms. At each annual general meeting, the terms of one class of directors will expire. The directors whose terms expire each year will be those who have been in office the longest since their last election. A director whose term is expiring will remain in office until the close of the meeting at which his or her term expires, and will be eligible for re-election at that meeting. The Company currently has seven directors. In accordance with our Articles of Association, the Board of Directors has fixed the number of directors constituting the Board at seven.

     The Class I directors whose terms expire at our next annual meeting are Yongji Duan and Daniel Mao. The Class II Directors whose terms expire at our 2004 Annual Meeting are Daniel Chiang and Ter Fung Tsao. The Class III directors whose terms expire at our 2005 Annual Meeting are Pehong Chen, Lip-Bu Tan and Yichen Zhang.

     The following table provides information with respect to our executive officers and directors as of March 31, 2003:

Name	Age	Position

Daniel Mao	39	Chief Executive Officer and Director
Daniel Chiang	45	Chairman of the Board of Directors
Yan Wang	30	President
Charles Chao	37	Executive Vice President & Chief Financial Officer
Hurst Lin	38	Executive Vice President, Global Business Development
Pehong Chen	45	Director
Yongji Duan	56	Director
Lip-Bu Tan	43	Director
Ter Fung Tsao	57	Director
Yichen Zhang	39	Director

     Daniel Mao has served as our Chief Executive Officer and a director since June 2001. Prior to June 2001, Mr. Mao has held a number of positions with the Company including Chief Operating Officer from March 1999 to June 1999 and September 1999 to June 2001, Acting Chief Financial Officer from September 1999 to November 1999, and Executive Vice President of Business and Corporate Development from June 1999 to August 1999. Mr. Mao also served as a director from October 1997 to March 1999. Prior to joining us as an officer in March 1999, Mr. Mao was Vice President of Walden International Investment Group, an international venture capital firm, from February 1994 to March 1999. Mr. Mao holds an M.S. in Engineering Economic Systems from Stanford University and a B.S. in Computer Science from Jiaotong University in Shanghai, China.

     Yan Wang has served as our President since June 2001. Previously, he served as our General Manager of China Operations since September 1999 and as our Executive Deputy General Manager for Production and Business Development in China from April 1999 to August 1999. In April 1996, Mr. Wang founded the SRSnet.com division of Beijing Stone Rich Sight Limited, our wholly-owned subsidiary. From April 1996 to April 1999, Mr. Wang served as the head of our SRS Internet Group. Mr. Wang holds a B.A. in Law from the University of Paris.

     Charles Chao has served as our Chief Financial Officer since February 2001 and Executive Vice President since April 2002. From September 1999 to January 2001, Mr. Chao served as our Vice President, Finance. Prior to joining us, Mr. Chao served as an experienced audit manager at PricewaterhouseCoopers, LLP, an accounting firm. Mr. Chao holds a Master of Professional Accounting degree from University of Texas at Austin, an M.A. in Journalism from University of Oklahoma and a B.A. in Journalism from Fudan University in Shanghai, China.

     Hurst Lin co-founded and served as the Vice President of Business Development of Sinanet.com from May 1995 until it merged into SINA Corporation in March 1999. From March 1999 to April 2002, Mr. Lin served as our Vice President of Business Development. Mr. Lin served as our General Manager of U.S. Operations from September 1999 until February 2003. He has served as our Executive Vice President of Global Business Development since April 2002. Mr. Lin holds an M.B.A. from Stanford University and a B.A. in Engineering from Dartmouth College.

     Daniel Chiang has served as a director since March 1999. He served as the President and Chief Executive Officer of Sinanet.com, an Internet content and services company, from June 1996 until it merged into SINA Corporation in March 1999. Mr. Chiang currently serves as our Chairman of the Board. Prior to joining Sinanet.com in June 1996, Mr. Chiang was the President of Trend Micro, Inc., an Internet virus protection and content security company, from December 1993 to May 1996. Mr. Chiang received an M.A. in Political Economy from University of Texas, Dallas and a B.A. in Diplomacy from National Cheng-Chi University in Taiwan.

     Pehong Chen has served as a director since March 1999. Mr. Chen has been the Chief Executive Officer, President and Chairman of the Board of Broadvision, Inc., a software applications company, since May 1993. Prior to founding Broadvision, Mr. Chen was Vice President of MultiMedia Technology at Sybase, Inc., an enterprise software company, from 1992 to 1993. From 1989 to 1992, Mr. Chen founded and was president of Gain Technology, a multimedia software tools company, which was acquired by Sybase. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.

     Yongji Duan has served as a director since August 1997. Mr. Duan also served as a director for Rich Sight Investment Limited, one of our subsidiaries, from May 1993 through May 1999. Mr. Duan has served as a Director of Stone Group Corporation, a holding company, since February 1991 and is now the Chairman of Stone Group Corporation. Mr. Duan has also served as President and Chief Executive Officer of Stone Electronic Technology Limited, a diversified electronics and consumer products company, since 1990 and since May 2002 has served as the Chairman of the Company. Since September 2001, Mr. Duan has served as a director of Sun Media Group Holdings Limited, a holding company. Mr. Duan holds an M.S. in Aeronautics Materials from Beijing Aeronautic College and a B.S. from Qinghua University.

     Lip-Bu Tan has served as a director since March 1999. Mr. Tan is the Founder and Chairman of Walden International, an international venture capital firm founded in 1984. Mr. Tan is currently a director of Creative Technology Ltd., a multimedia technology company, Centillium Communications, Inc., a semiconductor company, Integrated Silicon Solutions, Inc., a semiconductor company, and several other private companies. He holds an M.S. in Nuclear Engineering from the Massachusetts Institute of Technology and an M.B.A. from the University of San Francisco. Mr. Tan received his B.S. from Nanyang University, Singapore.

     Ter Fung Tsao has served as a director since March 1999. Mr. Tsao has served as Chairman of Standard Foods Corporation (formerly known as Standard Foods Taiwan Ltd.), a packaged food company, since 1986. Before joining Standard Foods Taiwan Ltd., Mr. Tsao worked in several positions within The Quaker Oats Company, a packaged food company, in the United States and Taiwan. Mr. Tsao received a B.S. in Civil Engineering from Cheng Kung University in Taiwan, an M.S. in Sanitary Engineering from Colorado State University, and a Ph.D. in Food and Chemical Engineering from Colorado State University.

     Yichen Zhang has served as a director since May 2002. Since June 2002, Mr. Zhang has been the Deputy Chief Executive Officer of CITIC Capital Markets Holdings Ltd, an investment banking firm. From March 2000 to May 2002, Mr. Zhang served as Executive Director of CITIC Pacific Ltd. From September 1996 to February 2000, he served as Managing Director-Debt Capital Markets for Merrill Lynch (Asia Pacific), Ltd., another investment banking firm. Mr. Zhang holds a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.

     There are no family relationships among any of the directors or executive officers of SINA Corporation.

     Section 16 Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s ordinary shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s ordinary shares. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during the year that ended December 31, 2002 all Reporting Persons complied with all applicable filing requirements.

Item 11. Executive Compensation

EXPLANATORY NOTE

     On November 4, 2002 our Board of Directors approved a change in the Company’s fiscal year (the “Fiscal Year Change”). The date of our fiscal year end is now December 31 of each year. Previously, our fiscal year end was June 30. Our last full fiscal year on the previous cycle was from July 1, 2001 to June 30, 2002 (“Fiscal 2002”). The change in our fiscal year cycle resulted in a six-month transition period from July 1, 2002 to December 31, 2002 (“Transition 2002”). Our first full fiscal year following Transition 2002 will be from January 1, 2003 to December 2003 (“Fiscal 2003”). In order to make the disclosure provided in this Item 11 more meaningful, we have provided information for the twelve-month period ending December 31, 2002 (“Calendar 2002”). Due to the Fiscal Year Change, this period is technically not our most recently completed fiscal year, nor is it identical to Transition 2002. Nonetheless, we feel providing information for this twelve-month period will allow for more meaningful comparison to our disclosure in prior years. Information for Fiscal 2002 was provided in the Proxy Statement for the 2002 Annual Meeting of Shareholders which was held on December 16, 2002 (the “2002 Proxy Statement”). You can obtain a copy of the 2002 Proxy Statement by contacting our Investor Relations Department at +86-21-62895678 or visiting our corporate web site at www.corp.sina.com. You may also obtain a copy by contacting the SEC at (800) 732-0330 for the location of the nearest public reference room, or through the EDGAR system at www.sec.gov.

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows the compensation earned by (a) the individual who served as the Company’s Chief Executive Officer during the twelve-month period ending December 31, 2002 and (b) the three other individuals who served as an executive officer of the Company during Calendar 2002 (collectively the “Named Executive Officers”). Information is also provided for the fiscal years ended June 30, 2000 and June 30, 2001.

							Long-Term
							Compensation
							Awards
			Annual Compensation
							Securities
				Bonus	Other Annual		Underlying	All Other
Name and Principal Position	Year		Salary($)	($)	Compensation($)		Options(#)	Compensation($)

Daniel Mao	2002	(1)	289,583	131,250	—		2,000,000	33,000	(2)
Chief Executive Officer and Director	2001		232,500	23,650	—		375,000	—
	2000		175,000	—	—		—	—
Yan Wang	2002	(1)	144,980	23,196	—		240,000	8,481	(3)
President	2001		101,449	17,174	—		70,000	4,348	(3)
	2000		48,309	7,246	—		108,000	3,261	(3)
Charles Chao	2002	(1)	190,000	60,800	23,486	(5)	180,000	27,500	(4)
Executive Vice President and	2001		155,833	10,196	60,491	(5)	186,250	110,147	(6)
Chief Financial Officer	2000		—	—	—		—	—
Hurst Lin	2002	(1)	175,000	47,394	—		180,000	—
Executive Vice President, Global Business Development	2001		172,192	8,999	—		70,000	—
	2000		108,749	—	—		150,000	—

(1)	The information for 2002 is provided for Calendar 2002, the twelve-month period ending December 31, 2002. Due to the Fiscal Year Change we are providing information for this period instead of for Fiscal 2002. Information for Fiscal 2002 can be found in our 2002 Proxy Statement.

(2)	Mr. Mao received this amount as a housing allowance.

(3)	Mr. Wang received these amounts as a housing allowance.

(4)	Mr. Chao received this amount as a housing allowance.

(5)	Mr. Chao received this amount as a tax reimbursement payment.

(6)	The Company forgave a loan equal this amount as a bonus to Mr. Chao for his appointment as Chief Financial Officer.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information for the twelve-month period ended December 31, 2002 with respect to grants of stock options to each of the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during Calendar 2002. All options granted by us during the Calendar 2002 were granted under our 1999 Stock Plan and 1999 Executive Stock Option Plan. We granted options to purchase ordinary shares equal to a total of 3,221,800 shares during Calendar 2002. Options were granted at an exercise price equal to the fair market value of our ordinary shares.

     These options have a term of 10 years, but are subject to earlier termination in connection with termination of employment. Optionees may pay the exercise price by cash, check, or delivery of already-owned ordinary shares in the capital of the Company. Options granted to the Named Executive Officers vest over a four-year term ratably on a monthly basis. For a discussion of treatment of certain options in the event of a change in control transaction, see the discussion under “Change of Control Agreements” above.

     Potential realizable values are net of exercise price before taxes, and are based on the assumption that our ordinary shares appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the 10-year term. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will be dependent on the future performance of our ordinary shares. Unless the market price of the ordinary shares appreciates over the option term, no value will be realized from the option grants made to executive officers.

	Individual Grants

		Percent			Potential Realizable
	Number of	of Total Options			Value at Assumed
	Securities	Granted	Exercise		Annual Rates of Stock
	Underlying	to Employees	of Base		Price Appreciation
	Options (1)	in Fiscal	Price	Expiration	For Option Term
Name	Granted (#)	Year(%)	($/sh)	Date	5% ($)	10% ($)

Daniel Mao	2,000,000	62.0%	1.68	6/4/12	2,113,086	5,354,975
Chief Executive Officer and Director
Yan Wang	240,000	7.4%	1.88	8/14/12	283,757	719,097
President
Charles Chao	180,000	5.6%	1.88	8/14/12	212,818	539,322
Executive Vice President and Chief Financial Officer
Hurst Lin	180,000	5.6%	1.88	8/14/12	212,818	539,322
Executive Vice President, Global Business Development

(1)	Information is provided for Calendar 2002, the twelve-month period ending December 31, 2002. Due to the Fiscal Year Change we are providing information for this period instead of for Fiscal 2002. Information for Fiscal 2002 can be found in our 2002 Proxy Statement.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information with respect to stock options exercised by the Named Executive Officers during the twelve-month period that ended on December 31, 2002. The table also provides the number of shares covered by stock options as of December 31, 2002, and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2002. No stock appreciation rights were outstanding during the last year.

Value of
			Number of	Unexercised
			Unexercised	In-the-Money
	Shares		Options at Year End	Options at
	Acquired on	Value	(1)(#) Exercisable/	Year End (1)($)
Name	Exercise (#)	Realized ($)	Unexercisable	Exercisable/Unexercisable(2)

Daniel Mao	- 0-	-$0-	624,999/1,750,001	2,989,995/8,435,005
Chief Executive Officer and Director
Yan Wang	- 0-	-$0-	179,040/358,960	411,601/1,551,449
President
Charles Chao	- 0-	-$0-	164,318/318,182	546,534/1,404,473
Executive Vice President and Chief Financial Officer
Hurst Lin	- 0-	-$0-	68,541/241,459	285,501/1,091,349
Executive Vice President, Global Business Development

(1)	Information is provided for Calendar 2002, the twelve-month period ending December 31, 2002. Due to the Fiscal Year Change we are providing information for this period instead of for Fiscal 2002. Information for Fiscal 2002 can be found in our 2002 Proxy Statement

(2)	Based on the $6.50 per share closing price of our ordinary shares on The Nasdaq Stock Market on December 31, 2002 less the exercise price of the options.

     Director Compensation

     Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and the grant of stock options, our directors, other than Daniel Chiang, are not currently compensated for their services as directors but our Articles of Association provide that they may be compensated at the discretion of the directors. Employee directors are eligible to participate in our 1999 Stock Plan and 1999 Employee Stock Purchase Plan. Our non-employee directors are eligible to participate in our 1999 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant to non-employee directors of: (1) a nonstatutory share option to purchase 37,500 ordinary shares on the date on which a non-employee becomes a member of our Board of Directors, and (2) an additional nonstatutory share option to purchase 15,000 shares on the date of the shareholders’ meeting for each Board member who has served on the board for at least six months. On the date of this meeting, each of Pehong Chen, Yongji Duan, Lip Bu Tan, Ter Fung Tsao and Yi-Chen Zhang shall receive an additional option to purchase 15,000 shares at the then prevailing market price.

     As compensation for services rendered as the Chairman of the Board, Mr. Chiang received $110,000 for the twelve-month period ending December 31, 2002

     Employment Agreements

     We have entered into employment agreements with Daniel Mao, Charles Chao and Yan Wang.

     Mr. Mao is party to an offer letter dated January 11, 1999. Pursuant to the offer letter, Mr. Mao was granted an option to purchase 900,000 ordinary shares of SINA Corporation. This option vests over a four-year period. Twenty-five percent (25%) of the shares subject to the option vest on the first anniversary of Mr. Mao’s employment date and the remainder vest ratably over the following three years on a monthly basis. This option, however, allowed him to exercise immediately, subject to repurchase by us at cost upon cessation of his employment. Under this agreement, the vesting of his options will accelerate by one year in the event that Mr. Mao’s employment is terminated by the Company.

     Mr. Mao is also a party to an Employment Agreement dated June 1, 2002 which provides, among other things, that Mr. Mao will receive certain severance benefits if he is terminated without cause or constructively terminated.

     Mr. Chao is a party to an Employment Agreement dated June 1, 2002 which provides, among other things, that Mr. Chao will receive certain severance benefits if he is terminated without cause or constructively terminated.

     Yan Wang is a party to a Labor Contract entered into on September 23, 1999 and amended on April 6, 2000. The contract terminates on September 22, 2003. Under the contract, the Company and Yan Wang may only terminate the contract for limited, delineated reasons akin to cause. In addition, under the contract, Yan Wang agrees to transfer his interest in the entity that operates the Company’s website in China upon his termination to the Company, or group of employees selected by the Company.

     Change of Control Agreements

     On November 27, 2000, the Company entered into change of control agreements with Daniel Mao, Yan Wang and Hurst Lin. On February 1, 2001 the Company entered into a change of control agreement with Charles Chao. In these agreements, the Company agreed to accelerate the vesting of all of these employees’ options upon a change of control in which the successor corporation does not assume such outstanding options. In addition, in connection with a termination without cause or resignation for good reason (as defined in the agreements) following a change of control, these employees will be entitled to a lump sum payment equal to their annual salary and projected bonus as well as a pro-rated amount of their bonus for the calendar or fiscal year of such departure.

     Compensation Committee Report on Executive Compensation

     During the twelve-month period ended December 31, 2002, the Compensation Committee of our Board of Directors (the “Committee”) consisted of Mr. Pehong Chen and Mr. Lip-Bu Tan. The members of the Compensation Committee are independent non-employee directors.

     The following is a report of Committee describing the compensation policies applicable to the Company’s executive officers during the twelve-month period ended December 31, 2002. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also administers the granting of options to executive employees under the Company’s stock option plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

     General Compensation Policy

     Under the supervision of the Board of Directors, the Company’s compensation policy is designed to attract and retain qualified key executives critical to the Company’s growth and long-term success. It is the objective of the Board of Directors to have a portion of each executive’s compensation contingent upon the Company’s performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the Board of Directors establishes from time to time for the Company and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and the Company’s shareholders.

     The summary below describes in more detail the factors which the Board of Directors considers in establishing each of the three primary components of the compensation package provided to the executive officers.

     Base Salary

     The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with the Company for business and executive talent, and the incentives necessary to attract and retain qualified management. Base salary is adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure. Company performance does not play a significant role in the determination of base salary.

     Cash-Based Incentive Compensation

     Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals.

     Long-Term Incentive Compensation
      The Company has utilized its stock option plans to provide executives and other key employees with incentives to maximize long-term shareholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of the Company’s shareholders. Factors considered in making such awards include the individual’s position in the Company, his or her performance and responsibilities, and internal comparability considerations.

     Each option grant allows the executive officer to acquire shares of ordinary shares at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with the Company, although exceptions may be made when deemed necessary or appropriate. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s service, and then only if the market price of the ordinary shares appreciates over the option term. In addition to the stock option plans, executive employees are eligible to participate in the Company’s 1999 Employee Stock Purchase Plan.

     Compensation of the Chief Executive Officer

     Daniel Mao is the Company’s Chief Executive Officer.

     The factors discussed above in “Base Salaries,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were also applied in establishing the amount of Mr. Mao’s salary and stock option grant. Significant factors in establishing Mr. Mao’s compensation include his performance and responsibilities, and internal comparability considerations. Mr. Mao’s base salary for the twelve-month period ended December 31, 2002 was $289,583. Mr. Mao received $131,250 in cash-based incentive compensation based on achievement by the Company of quarterly performance metrics set by the Board. In addition, he received a housing allowance of $33,000.

     Deductibility of Executive Compensation

     The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the Committee believes that options granted under the Company’s Executive Plan and 1999 Executive Stock Plan to such officers will meet the requirements for qualifying as performance-based, the Committee believes that Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

Compensation Committee:
Pehong Chen
Lip-Bu Tan

     Compensation Committee Interlocks and Insider Participation

     No member of the compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. See “Related Party Transactions” for a description of transactions between the Company and entities affiliated with the members of the compensation committee.

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return data for the Company’s shares since April 13, 2000 the date on which the Company’s shares were first registered under Section 12 of the Securities Exchange Act of 1934, (as amended) to the cumulative return over such period of (i) the Nasdaq National Market Composite Index and (ii) the Morgan Stanley Internet Index (“MOX”). The graph assumes that $100 was invested on April 13, 2000 in the ordinary shares of the Company and in each of the comparative indices. The graph further assumes that such amount was initially invested in the ordinary shares of the Company at a per share price of $17.00, the price to which such shares were first offered to the public by the Company on the date of its initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SINA CORPORATION, THE NASDAQ NATIONAL MARKET COMPOSITE INDEX
AND THE MORGAN STANLEY INTERNET INDEX

*	Assumes $100 invested on April 13, 2000 in stock or index, including reinvestment of dividends.

	4/13/2000	6/30/2000	12/29/2000	6/29/2001	12/31/2001	6/28/2002	12/31/2002

SINA Corporation	$100.00	$213.50	$26.00	$13.25	$13.17	$14.58	$54.17
Nasdaq Composite Index	$100.00	$158.41	$98.68	$86.30	$77.90	$58.44	$53.34
Morgan Stanley Internet Index	$100.00	$1.17	$4.32	$2.94	$2.08	$1.14	$1.19

Item 12. Security Ownership of Certain Beneficial Owners and Management

     ORDINARY SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information that has been provided to the Company with respect to the beneficial ownership of our ordinary shares as of March 31, 2003 by:

•	each shareholder known to us to own beneficially more than 5% of the ordinary shares;

•	each director;

•	each of our executive officers listed in the Summary Compensation Table in this Proxy Statement; and

•	all our directors and executive officers as a group.

     Percentage of beneficial ownership is based on 46,765,237 ordinary shares outstanding as of March 31, 2003, together with options that are exercisable within 60 days of March 31, 2003 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC.

	Amount and Nature of	Percent of Ordinary
Name and Address of Beneficial Owners	Beneficial Ownership (#)	Shares Outstanding(%)(1)

Entities affiliated with Yongji Duan (2)	8,849,024	18.9
Stone Electronic Technology Limited 27/F, K. Wah Centre 191 Java Road, North Point Hong Kong
Entities affiliated with Driehaus Capital
Management, Inc. (3)	2,753,327	5.9
25 East Erie Chicago, IL 60611
Entities affiliated with Lip-Bu Tan (4)	1,401,234	3.0
Walden International Investment Group One California Street, 28th Floor San Francisco, CA 94111
Daniel Chiang (5)	1,819,914	3.9
Ter Fung Tsao (6)	1,479,625	3.2
c/o Helen Hsiao, 8F, Suite 801 136, Jean-Ai Road, SEC. 3 Taipei, Taiwan
Daniel Mao (7)	1,734,039	3.6
Hurst Lin (8)	517,239	1.1
Pehong Chen (9)	181,994	*
BroadVision, Inc. 585 Broadway Redwood City, CA 94063
Charles Chao (10)	173,186	*
Yan Wang (11)	167,582	*
Yichen Zhang (12)	52,500	*
CITIC 26/F CITIC Tower 1 Tim Mei Avenue, Central Hong Kong
All directors and executive officers as a group (10 persons)	16,376,337	33.5

*	Less than one percent of the outstanding ordinary shares.

(1)	For each named person, the percentage ownership includes ordinary shares which the person has the right to acquire within 60 days after March 31, 2003. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person. Beneficial ownership calculations for 5% stockholders are based solely on publicly-filed Schedule 13D’s or 13G’s, which 5% stockholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2003.

(2)	Includes 8,706,524 shares held by Sun Stone Media Group Limited (“SSMG”) for whom Mr. Duan serves as a director and 142,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003. Mr. Duan disclaims beneficial ownership of the shares in which he has no pecuniary interest. The address for SSMG is 11F/A 1110, Hanwei Plaza, No. 7, Guanghua Road, Beijing, People’s Republic of China.

(3)	Beneficial ownership calculation is based solely on a review of Schedule 13G filings made with the Securities and Exchange Commission. Such filings set forth beneficial ownership as of December 31, 2002.

(4)	Represents the shares owned by the entities affiliated with Lip-Bu Tan, a director of SINA Corporation, as follows:

•	372,840 shares held by China Walden Venture Investments Ltd.

•	110,252 shares held by CWV Investment, L.P. (Mr. Tan is a director of and owns an interest in China Walden Management Ltd, which is a general partner of CWV Investments, L.P. and serves as fund manager for China Walden Venture Investments Ltd. The address for both entities is 1501 CITIC Tower, 1 Tim Mei Avenue, Central, Hong Kong).

•	27,195 shares held by InfoTech Ventures, Ltd.

•	43,561 shares held by WIIG Global Ventures Pte, Ltd. (Mr. Tan is a director of and owns an interest in Walden International Investment Group(s) Pte. Ltd., which serves as a fund manager for InfoTech Ventures, Ltd. and WIIG Global Ventures Pte, Ltd. The address for both entities is 396 Alexandra Road, #16-03 BP Tower, Singapore 119954.)

•	326,788 shares held by Pacven Walden Ventures III, L.P.

•	386,237 shares held by Pacven Walden Ventures IV, L.P.

•	7,433 shares held by Pacven Walden Ventures IV Associates Fund, L.P. (Mr. Tan is a director of and owns an interest in Pacven Walden Management Co. Ltd., which is a general partner of the general partners of Pacven Walden Ventures III, L.P., Pacven Walden Ventures IV, L.P., and Pacven Walden Ventures IV Associates Fund, L.P. Address for these entities is One California Street, 28th Floor, San Francisco, CA 94111).

•	47,881 shares held by Seed Ventures II Limited. (Mr. Tan is a director of and owns an interest in Seed Ventures Management, which serves as a fund manager for this entity. The address for this entity is 396 Alexandria Road, #16-03 BP Tower, Singapore 119954).

Mr. Tan shares voting and investment power with respect to the shares held by the entities described above. He disclaims beneficial ownership of the shares in which he has no pecuniary interest. Also includes 11,547 shares held by a trust controlled by Mr. Tan and 67,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(5)	Includes 10,972 shares held by his wife, 375,000 shares held DEPM Investors, L.P. where Mr. Chiang and his wife serve as general partners, 169,471 shares held by Fongnien Daniel Chiang 1999 Grantor Retained Annuity Trust and 376,291 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(6)	Includes 67,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(7)	Includes 18,750 shares subject to repurchase upon cessation of employment and 833,333 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(8)	Includes 15,626 shares subject to repurchase upon cessation of employment and 100,833 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(9)	Includes 43,732 shares held by a trust controlled by Mr. Chen and 138,262 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(10)	Includes 172,783 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(11)	Consists of 167,582 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

(12)	Consists of 52,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2003.

Except as otherwise indicated, the address of each person listed in the table is SINA Corporation, Room 1802, United Plaza, No. 1468 Nanjing West Road, Shanghai 200040, China, Attention: Corporate Secretary. The persons named in the table have sole voting and investment power with respect to all ordinary shares shown as beneficially owned by them, subject to community property laws where applicable.

Item 13. Certain Relationships and Related Transactions

     Certain employment and compensation arrangements between the Company and its directors and executive officers are described in Item 11 under “Compensation of Executive Officers,” “Director Compensation,” “Employment Agreements,” and “Change of Control Agreements.”

     Sun Television Relationship

     Mr. Bruno Wu, former co-Chairman of the Company, has served as the Executive Chairman and Chief Executive Officer of Sun Media Group Holdings Limited (“Sun Media”), and his wife, Ms. Lan Yang, is the Chairman and Chief Executive Officer of Sun Media. On September 28, 2001, SINA Corporation completed its acquisition of 2,028,122,000 ordinary shares of Sun Media, representing approximately 29% of Sun Media, from Ms. Yang for $7.9 million in cash and 4,592,944 newly issued SINA ordinary shares. An additional 3,280,674 newly issued SINA ordinary shares was to be issued to Ms. Yang over the next 18 months upon the achievement of certain performance targets by Sun Media as provided in the Share Purchase Agreement dated September 12, 2001. This contingent consideration was, however, waived in by Ms. Yang in April 2002 pursuant to an amendment to the original Share Purchase Agreement. In addition, as provided for in the Share Purchase Agreement, $4.0 million of the cash consideration has been retained by SINA to satisfy Ms. Yang’s commitment to lend such amount to SINA in accordance with the terms of a loan agreement between SINA and Ms. Yang. In turn, SINA lent the amount of $4.0 million to Sun Media in accordance with the terms of a loan agreement between SINA and Sun Media. In April 2002, both loan facilities were terminated through mutual agreements and all the accrued interests on the loans were waived. As a result, Sun Media repaid $4.0 million directly to Ms. Yang. As part of the acquisition, we will work with Sun Media to cross-sell, cross-promote and develop and syndicate content for broadband and cross-media. Daniel Mao, our Chief Executive Officer, and Charles Chao, our Chief Financial Officer, became members of Sun Media’s board of directors as a result of the transaction. As part of the transaction, Mr. Wu became a director and co-chairman of the board of directors of SINA and is entitled to a fee of $100,000 on an annualized basis for his consulting service to SINA in accordance with the terms of a consulting agreement between SINA and Mr. Wu. In April 2002, Mr. Wu resigned as a director of the Company and the consulting agreement was terminated.

     Agreements Involving BSIT

     Our subsidiary Beijing SINA Information Technology Co., Ltd. (formerly known as Beijing Stone Rich Sight Information Technology Co., Ltd.) (“BSIT”), has entered into a loan agreement with Wang Zhidong, our former President, Chief Executive Officer and Director, and a loan agreement with Yan Wang, our current President, pursuant to which we agreed to provide Wang Zhidong an interest-free loan of RMB700,000 and Yan Wang an interest-free loan of RMB300,000, for the purposes of providing capital to Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”), an Internet content provider that operates the Company’s website in China. Prior to his departure, Wang Zhidong owned 70% of outstanding shares of the ICP Company and the other 30% of the outstanding shares of the ICP Company were owned by Yan Wang. Pursuant to his departure, Wang Zhidong entered into a share transfer agreement dated August 15, 2001 whereby he transferred his entire ownership in the ICP Company to Daniel Mao, our Chief Executive Officer, and four non-executive employees of BSIT. With BSIT’s consent, Wang Zhidong transferred his repayment obligation of the RMB700,000 loan, which he borrowed from BSIT for purposes of setting up the ICP Company, to Daniel Mao, our Chief Executive Officer, and four non-executive employees of BSIT. Pursuant to the Debt Transfer and Assumption Agreement dated August 15, 2001, Daniel Mao assumed RMB300,000 of the loan from Wang Zhidong and each of the four employees assumed RMB100,000 of such loan. On August 16, 2001, BSIT, entered into a Repayment Agreement with Mr. Mao, Yan Wang and the four non-

executive BSIT employees. Pursuant to the Repayment Agreement, these employees agreed to transfer their ownership in the ICP Company to any person specified by BSIT so long as such transfer would not violate Chinese law.

     In addition, BSIT has agreed to provide Yan Wang interest free loans of RMB750,000 for purposes of setting up Beijing SINA Interactive Advertising Co., Ltd., (the “Ad Company”), and RMB300,000 for purposes of setting up Guangdong SINA Internet Information Service Co., Ltd., or GSIIS. The Ad Company is 75% owned by Mr. Wang and 25% owned by BSIT, GSIIS is 10% owned by Mr. Wang and 90% owned by five non-executive employees of BSIT.

     Indebtedness of Management

     On June 17, 1999, we granted Daniel Mao, our current Chief Executive Officer, an option to purchase 900,000 of our ordinary shares at an exercise price of $.6667 per share under our 1999 Stock Plan. This option was immediately exercisable subject to our right to repurchase at cost any shares that remain unvested upon cessation of employment. In connection with the exercise of this option on July 28, 1999, we provided a loan to Mr. Mao, pursuant to a full recourse note, in the principal amount of $600,000 with an interest rate of 5.74% per annum, due on July 28, 2004. This loan has not been amended since its issuance. The entire principal amount of this loan, plus accrued interest is currently outstanding.

     On August 31, 1999, we granted Hurst Lin, our current Executive Vice President of Global Business Development, an option to purchase 150,000 of our ordinary shares at an exercise price of $1.00 per share under our 1999 Stock Plan. This option was immediately exercisable subject to our right to repurchase at cost any shares that remain unvested upon cessation of employment. In connection with the exercise of this option on September 30, 1999, we provided a loan to Mr. Lin, pursuant to a full recourse note, in the principal amount of $150,000 with an interest rate of 5.87% per annum, due on September 30, 2004. This loan has not been amended since its issuance. The entire principal amount of this loan, plus accrued interest is currently outstanding.

     BSIT, one of our subsidiaries, agreed to provide Yan Wang, our current President, an interest-free loan of RMB300,000 for purposes of providing capital to the ICP Company in 1999, an interest-free loan of RMB300,000 for purposes of providing capital to GSIIS, in 2001 and an interest-free loan of RMB750,000 for the purposes of providing capital to the Ad Company in 1999. The entire principal amount of each of these loans is currently outstanding.

     BSIT has agreed to provide Wang Zhidong an interest-free loan of RMB700,000 for purposes of providing capital to the ICP Company. As a result of the transfer of shares of the ICP Company from Wang Zhidong to Mr. Mao and the four non-executive employees of BSIT, Mr. Mao assumed RMB300,000 of the loan from Wang Zhidong and each of the four employees assumed RMB100,000 of such loan in August 2001. The entire principal amount of each of these loans is currently outstanding.

     Indemnification Agreements

     We have entered into indemnification agreements with our officers and directors containing provisions which may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors, other than liabilities arising from willful misconduct of a culpable nature, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

     Registration Rights Agreements

     Some of our shareholders are entitled to have their shares registered by us for resale.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA.com has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA.COM

/s/ Charles Chao
By:
Charles Chao
Chief Financial Officer and Executive Vice President

Date: April 30, 2003

     Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 on From 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

* Daniel Mao	Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2003

/s/ CHARLES CHAO Charles Chao	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	April 30, 2003

* Daniel Chiang	Chairman of the Board	April 30, 2003

* Pehong Chen	Director	April 30, 2003

* Yongji Duan	Director	April 30, 2003

* Lip-Bu Tan	Director	April 30, 2003

* Ter-Fung Tsao	Director	April 30, 2003

* Yichen Zhang	Director	April 30, 2003

*	This Amendment No. 1 on Form 10-K/A was executed by Charles Chao pursuant to a Power of Attorney filed with the Securities and Exchange Commission on March 31, 2003 in connection with the Registrant’s Annual Report on Form 10-K for the transition period from July 1, 2002 to December 31, 2002.

302 CERTIFICATION

I, Daniel Mao, certify that:

1.	I have reviewed this transition report on Form 10-K of SINA CORPORATION;

2.	Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report;

3.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this transition report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this transition report (the “Evaluation Date”); and

c.	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

5.	The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

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

c.	presented in this transition report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

5.	The registrant’s other certifying officers and I have indicated in this transition report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

By: /s/ CHARLES CHAO Charles Chao

Chief Financial Officer and Executive Vice President

EXHIBIT INDEX

Exhibit
Number		Description

99.1	—	906 Certification