Form 10-Q
period 2003-03-31
SINA CORP
filed 2003-05-15
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  [x]  No  [   ]

Indicated by check mark whether the registrant is an accelerated filer. Yes  [   ]  No  [ X ]

The number of shares outstanding of the registrant’s ordinary shares as of April 30, 2003 was 46,961,501.

SINA CORPORATION

PART I UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET
(in U.S. dollars, in thousands)

	March 31,	December 31,

	2003	2002

	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$38,353	$53,262
Short-term investments	51,349	43,474
Accounts receivable, net	10,701	5,847
Prepaid expenses and other current assets	2,604	2,323

Total current assets	103,007	104,906
Investments in marketable securities	14,043	16,637
Property and equipment, net	7,511	7,599
Investments in joint ventures	2,693	—
Intangible assets, net	2,716	993
Goodwill	18,091	—
Other assets	108	344

Total assets	$148,169	$130,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,503	$1,345
Accrued liabilities	17,504	11,747

Total current liabilities	19,007	13,092

Deferred cash consideration	$1,313	$—
Commitments and contingencies (Note 7)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000 shares authorized; 46,758 and 45,946 shares issued and outstanding	6,222	6,114
Additional paid-in capital	227,928	223,358
Ordinary shares subject to subsequent issuance: 560 shares	4,281	—
Notes receivable from shareholders	(750)	(1,050)
Deferred stock compensation	(310)	(554)
Accumulated deficit	(111,101)	(114,477)
Accumulated other comprehensive income:
Unrealized gain on investment in marketable securities	1,589	4,004
Cumulative translation adjustments	(10)	(8)

Total shareholders’ equity	127,849	117,387

Total liabilities and shareholders’ equity	$148,169	$130,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three Months Ended

	March 31

	2003	2002

Net revenues:
Advertising	$7,298	$5,001
Non-advertising	10,816	2,114

	18,114	7,115

Cost of revenues:
Advertising	2,826	2,753
Non-advertising	3,267	634
Stock-based compensation	14	31

	6,107	3,418

Gross profit	12,007	3,697

Operating expenses:
Sales and marketing	4,454	3,072
Product development	1,421	1,574
General and administrative	2,116	2,183
Stock-based compensation*	230	520
Amortization of intangible assets	505	1,687

Total operating expenses	8,726	9,036

Income (loss) from operations	3,281	(5,339)
Interest income	401	1,068

	3,682	(4,271)
(Loss) gain on equity investments	(306)	300

Net income (loss) attributable to ordinary shareholders	$3,376	$(3,971)

Basic net income (loss) per share	$0.07	$(0.09)

Shares used in computing basic net income (loss) per share	46,774	45,488

Diluted net income (loss) per share	$0.07	$(0.09)

Shares used in computing diluted net income (loss) per share	50,844	45,488

*Stock-based compensation was related to the operating expense categories as follows:
Sales and marketing	$7	$16
Product development	74	167
General and administrative	149	337

	$230	$520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares	Notes
	Ordinary Shares		Additional	Subject to	Receivable
			Paid-in	Subsequent	from
	Shares	Amount	Capital	Issuance	Shareholders

	(In U.S. dollars, in thousands)
Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,050)
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	252	33	364	—	—
Repayments of notes receivable from shareholders	—	—	—	—	300
Amortization of deferred stock-based compensation	—	—	—	—	—
Business acquisition	560	75	4,206	4,281	—
Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on investments in marketable securities	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—

Comprehensive income
Balances at March 31, 2003	46,758	$6,222	$227,928	$4,281	$(750)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
	Deferred Stock	Accumulated		Shareholders’	Comprehensive
	Compensation	Deficit	Others	Equity	Income

	(In U.S. dollars, in thousands)
Balances at December 31, 2002	$(554)	$(114,477)	$3,996	$117,387
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	—	—	—	397
Repayments of notes receivable from shareholders	—	—	—	300
Amortization of deferred stock-based compensation	244	—	—	244
Business acquisition	—	—	—	8,562
Comprehensive income:
Net income	—	3,376	—	3,376	$3,376
Unrealized loss on investments in marketable securities	—	—	(2,415)	(2,415)	$(2,415)
Currency translation adjustments	—	—	(2)	(2)	(2)

Comprehensive income					$959

Balances at March 31, 2003	$(310)	$(111,101)	$1,579	$127,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$3,376	$(3,971)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss (gain) on equity investments	306	(300)
Loss on disposal of fixed assets	3	244
Depreciation	1,268	1,301
Stock-based compensation	244	551
Amortization of intangible assets	505	1,687
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(1,909)	(1,052)
Prepaid expenses and other current assets	(192)	(499)
Other assets	55	(149)
Accounts payable	(436)	(32)
Accrued liabilities	531	39

Net cash provided by (used in) operating activities	3,751	(2,181)

Cash flows from investing activities:
Acquisition of property and equipment	(921)	(86)
Cash paid for business acquisition, net of cash acquired	(7,922)	—
Investments in joint ventures	(2,818)	—
Acquisition of long-term investment	—	(154)
(Purchase) sales of short-term investments	(7,696)	5,846

Net cash (used in) provided by investing activities	(19,357)	5,606

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares, net	397	8
Repayments of notes receivable from shareholders	300	—

Net cash provided by financing activities	697	8

Net (decrease) increase in cash and cash equivalents	(14,909)	3,433
Cash and cash equivalents at the beginning of the period	53,262	23,187

Cash and cash equivalents at the end of the period	$38,353	$26,620

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(10,278)	$—
Cash acquired	2,356	—

Cash paid for business acquisition, net	$(7,922)	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$4,281	$—

Ordinary shares subject to subsequent issuance for business acquisition	$4,281	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

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

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the Company’s Transition Report on Form 10-K for the six months ended December 31, 2002.

2. Recent Accounting Pronouncements

     In November 2002, the EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) was issued, addressing accounting for revenue arrangements with multiple deliverables and requiring that elements of an arrangement be separately accounted based on the fair value of the individual elements. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The Company does not believe that this pronouncement will have a significant impact on the Company’s financial statements.

     In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s consolidated financial statements.

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a Variable Interest Entity (“VIE”), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective immediately for VIEs created after January 31, 2003. FIN 46 is effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003 for VIEs created before January 31, 2003. The Company did not create any VIEs after January 31, 2003. The adoption of FIN46 for VIEs created before January 31, 2003 will not have any significant impacts on the Company’s financial statements.

3. Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of the Ordinary Shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing the net income (loss) for the period by the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three Months Ended March 31,

	2003	2002

	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$3,376	$(3,971)

Denominator:
Weighted average ordinary shares outstanding	46,401	45,488

Weighted average ordinary share equivalents:
Stock options	4,004	—
Unvested restricted shares	66	—
Ordinary shares issued for business acquisition	373	—

	4,443	—

Shares used in computing basic earnings (loss) per share	46,774	45,488

Shares used in computing diluted earnings (loss) per share	50,844	45,488

Basic earnings (loss) per share	$0.07	$(0.09)

Diluted earnings (loss) per share	$0.07	$(0.09)

4. Acquisition

     Sun Media Group. On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over the subsequent 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang.

     The above investment was accounted for using the equity method of accounting until September 30, 2002 when the equity investment in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. For the three months ended March 31, 2003, the Company recorded $2.59 million of unrealized loss on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of the Sun Media investment declined from $14.04 million at March 31, 2003 to $9.0 million at May 13, 2003.

     Memestar. On January 31, 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the People’s Republic of China (the “PRC”), is engaged in the business of providing mobile data value-added services in the PRC.

     The aggregate purchase price of $24,255,113 comprises five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares in the amount of $4,281,219 delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments at June 15, 2003, October 28, 2003, March 12, 2004 and June 25, 2004, respectively, after the closing date of the acquisition. The last payment would be forfeited if the non-compete clause of certain management is not complied; (d) 560,369 newly issued SINA ordinary shares in the amount of $4,281,219 to be delivered on the first anniversary of the closing date of the acquisition; and (e) approximately $165,000 in legal and professional fees related to the acquisition. The value of ordinary shares was determined based on the average market price of SINA ordinary shares for a period of ten trading days before and after the acquisition announcement day on January 6, 2003. In accordance with the terms of the purchase agreement, the aggregate purchase price may be adjusted and reduced by up to 10% if Memestar fails to meet certain performance targets relating to the number of paid users during the six-month period ending May 31, 2003

      The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	18,091
Goodwill	2,228
Current liabilities	(1,717)

Purchase price	$24,255

     Amortizable intangible assets acquired, including customer list and non-competition arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the three months ended March 31, 2003 amounted to $415,000. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes.

     Immediately after the signing of the definitive agreement the Company obtained effective control over Memestar, accordingly, the operating results of Memestar have been consolidated with those of the Company starting January 6, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Memestar had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three Months Ended
	March 31

	2003	2002

Net revenues:	$18,363	$8,086
Net income (loss)	$3,476	$(4,303)
Basic earnings (loss) per share	$0.07	$(0.09)
Diluted earnings (loss) per share	$0.07	$(0.09)

5. Investment in Shanghai NC-SINA

     In January 2003, the Company formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. The Company invested $2,550,000 in cash for 51% of the equity interest in the joint venture. The Company accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three months ended March 31, 2003, the Company recorded a $340,000 loss from this investment. As of March 31, 2003, the carrying value of this investment is $2,210,000.

6. Segment Information

     Based on the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, short messaging services, software and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is material in evaluating these segments’ performance.

     The following is a summary of revenues and cost of revenues:

	Three Months Ended March 31,

	2003	2002

	(Unaudited, In U.S. dollars, In thousands)
Revenues:
Advertising	$7,298	$5,001
Short messaging services	9,197	1,506
Others	1,619	608

	$18,114	$7,115

Cost of revenues:
Advertising	$2,826	$2,753
Short messaging services	2,607	588
Others	660	46

	$6,093	$3,387

     The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(Unaudited, In thousands)
Three months ended and as of March 31, 2003:
Revenue	$599	$16,507	$613	$395	$18,114
Long-lived assets	278	5,654	377	1,202	7,511
Three months ended and as of March 31, 2002:
Revenues	$687	$5,743	$293	$392	$7,115
Long-lived assets	843	5,154	996	1,711	8,704

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Business - Risks Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

     We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, free and premium email, wireless short messaging, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 71.2 million registered users worldwide at March 31, 2003, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

     Our corporate web site is www.corp.sina.com. We make our periodic SEC Reports (Forms 10-Q and Forms 10-K) and current reports (Form 8-K) available free of charge through our corporate web site as soon as reasonably practicable after they are filed electronically with the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC.

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

     We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on a cost-per-thousand impression basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. Non-advertising revenues are derived primarily from fee-based and e-commerce services. We derive fee-based service revenues primarily from short messaging service, subscription service, online listings and paid email services. We derive e-commerce revenues mainly from transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall.

     We recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.2 million and $0.6 million for the three months ended March 31, 2003 and 2002, respectively.

     On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for a consideration of $7.9 million in cash and approximately 4.6 million in newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over an 18 months period after the closing. This contingent consideration of 3.3 million ordinary shares was waived in April 2002 by an amendment to the original Share Purchase Agreement with Ms. Yang. We had accounted for our investment in Sun Media using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended March 31, 2003, we recorded $2.59 million of unrealized loss on this investment in marketable equity securities as a component of comprehensive income. The fair market value of such investment declined from $14.04 million at March 31, 2003 to $9.0 million at May 13, 2003.

     In November 2002, we completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. If Techur meets certain performance targets during the twelve-month period from July 1, 2002 to June 30, 2003, the maximum consideration would increase to approximately $3.8 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets relating to customer relationships, which is amortized over a period of three years. We took effective control of Techur on October 1, 2002 and completed the legal and administrative procedures of the closing of acquisition in November 2002. We consolidated the results of operations of Techur in our consolidated statements of operation commencing October 1, 2002. Techur is an Internet and logistic software company in the PRC, providing Internet and Intranet based logistic software and online applications to shipping and export business in Eastern China. Additionally, Techur operates a leading business to business (“B2B”) portal (www.eastchina.com) for various industries in Eastern China.

     In January 2003, we formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. We invested $2,550,000 in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three months ended March 31, 2003, we recorded a $340,000 loss from this investment. As of March 31, 2003, the carrying value of this investment is $2,210,000.

     On January 31, 2003, we completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the People’s Republic of China (the “PRC”), is engaged in the business of providing mobile data value-added services in the China. The aggregate purchase price of $24,255,113 comprises five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares in the amount of $4,281,219 delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments at June 15, 2003, October 28, 2003, March 12, 2004 and June 25, 2004, respectively, after the closing date of the acquisition. The last payment would be forfeited if the non-compete clause of certain management is not complied; (d) 560,369 newly issued SINA ordinary shares in the amount of $4,281,219 to be delivered on the first anniversary of the closing date of the acquisition; and (e) approximately $165,000 in legal and professional fees related to the acquisition. The value of ordinary shares was determined based on the average market price of SINA ordinary shares for a period of ten trading days before and after the acquisition announcement day on January 6, 2003. In accordance with the terms of the purchase agreement, the aggregate purchase price may be adjusted and reduced by up to 10% if Memestar fails to meet certain performance targets relating to the number of paid users during the six-month period ending May 31, 2003. As a result of the acquisition, we recorded intangible assets relating to customer list and non-competition clause in the amount of $2.2 million, which will be amortized over period ranging from fourteen to eighteen months. The amortization expense for the three months ended March 31, 2003 amounted to $415,000. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Immediately after the signing of the definitive agreement we obtained effective control over MemeStar, accordingly, the operating results of MemeStar have been consolidated with those of the Company starting January 6, 2003.

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

     Advertising revenues are derived principally from advertising and sponsorship arrangements. In our advertising contracts we typically guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impression deliveries are not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

     Revenue from barter transactions is recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable.

     Non-advertising revenues are derived from fee-based services, proprietary software products and licenses and e-commerce.

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

Results of Operations

Three months ended March 31, 2003 and 2002

Net Revenues

     Advertising. Our advertising revenues were $7.3 million for the three months ended March 31, 2003, representing an increase of 46% compared to $5.0 million for the three months ended March 31 2002. The increase in our advertising revenues was primarily due to the growth in the China online advertising market. We derived 84% of our advertising revenues from China for the three months ended March 31, 2003, as compared to 77% for the three months ended March 31, 2002. Advertising revenues accounted for 40% and 70% of our total revenues for the three months ended March 31, 2003 and 2002, respectively.

     Non-Advertising. Our non-advertising revenues were $10.8 million for the three months ended March 31, 2003, representing an increase of 414% compared to $2.1 million for the same period in 2002. For the three months ended March 31, 2003, non-advertising revenues consisted of $10.3 million of Internet fee-based services including short messaging services, business listings, subscription service and paid email service, $0.4 million of e-commerce services and $0.1 million of software product sales. For the three months ended March 31, 2002, non-advertising revenues consisted mainly of $1.6 million of Internet fee-based services including short messaging service, business listings, subscription service and paid email service, $0.3 million of e-commerce services and the $0.2 million of software product sales. Our short messaging service accounted for 85% and 71% of total non-advertising revenues for the three months ended March 31, 2003 and 2002, respectively. The increase in our revenues from short messaging services was partially due to the organic growth and partially due to the Memestar acquisition.

Cost of Revenues

     Advertising. Our cost of advertising revenues was $2.8 million, or 39% of our advertising revenues for the three months ended March 31, 2003, as compared to $2.8 million or 55% of our advertising revenues, for the same period in 2002. Our cost of advertising revenues consists of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. The period-to-period decrease in the cost of advertising revenues as a percentage of advertising revenues was primarily due to the increase in advertising revenues.

     Non-advertising. Our cost of non-advertising revenues was $3.3 million, or 30% of our non-advertising revenues for the three months ended March 31, 2003, as compared to $0.6 million, or 30% of our non-advertising revenues for the same period in 2002. Our cost of non-advertising revenues consists mainly of fees or royalties paid to third parties for services and content associated with the fee-based services, and the costs of our software products. Non-advertising costs include $2.6 million and $0.6 million of fees retained by mobile operators in connection with their services relating to the billing and collection of SMS fees and transmission gateways for the three months ended March 31, 2003 and 2002, respectively. The period-to-period increase in cost of non-advertising revenues was mainly due to the increase in fees to mobile phone operators in China for certain services related to the wireless short messages and subscriptions transmitted to SINA’s users.

Sales and Marketing Expenses

     Our sales and marketing expenses were $4.5 million, or 25% of total net revenues for the three months ended March 31, 2003, as compared to $3.1 million, or 43% of total net revenues for the same period in 2002. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period decrease in sales and marketing expenses as a percentage of total net revenues was primarily due to the rapid growth of revenues. The period-to-period increase in the absolute dollar amount was due to the increase in sales commission expenses.

Product Development Expenses

     Our product development expenses were $1.4 million, or 8% of total net revenues for the three months ended March 31, 2003, as compared to $1.6 million, or 22% of total net revenues in the same period in 2002. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our wireless and web-based products. The period-to-period decrease in product development expenses as percentage of total net revenues was primarily due to the increase of labor productivity as well as the rapid growth of revenues.

General and Administrative Expenses

     Our general and administrative expenses were $2.1 million, or 12% of total net revenues for the three months ended March 31, 2003, as compared to $2.2 million, or 31% of total net revenues for the same period in 2002. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. The period-to-period decrease in general and administrative expenses as a percentage to total net revenues was primarily due to the rapid growth of revenues.

Stock-Based Compensation Expense

     In connection with the past granting of stock options, of the total, approximately $0.2 million and $0.6 million of stock compensation expense was recognized in the three months ended March 31, 2003 and 2002, respectively based on a four year vesting period.

Amortization of Intangible Assets

     Amortization of intangible assets of $0.5 million for the three months ended March 31, 2003 relates to our acquisitions of Memestar and Techur while amortization of intangible assets of $1.7 million for the three months ended March 31, 2002 relates to our acquisition of Sinanet.com.

     As a result of the acquisition of Memestar in January 2003, we recorded intangible assets of approximately $2.2 million, which are being amortized over one to two years. The amortization expense was approximately $0.4 million for the three months ended March 31, 2003.

     As a result of the acquisition of Techur in November 2002, we recorded intangible assets of approximately $1.1 million, which are being amortized over a period of three years. The amortization expense was approximately $0.1 million for the three months ended March 31, 2003.

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which are being amortized over three years. The amortization expense was $1.7 million for the three months ended March 31, 2002.

Interest Income

     Interest income was $0.4 million for the three months ended March 31, 2003, as compared to $1.1 million for the same period in 2002. The period-to-period decrease in interest income was primarily due to the lower average cash and short-term investment balances and lower applicable interest rates.

(Loss) gain on Equity Investments

     Loss on equity investment of $306,000 for the three months ended March 31, 2003 mainly relates to our investment in the Shanghai NC-SINA joint venture while gain on equity investment of $300,000 for the three months ended March 31, 2002 relates to our acquisition of Sun Media.

     In January 2003, we formed a joint venture named Shanghai NC-SINA in China with NC Soft, a Korean online game company. We invested $2,550,000 in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three months ended March 31, 2003, we recorded a $340,000 loss from this investment.

     In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). During the three months ended March 31, 2002, we recorded a $300,000 gain from this investment.

Liquidity and Capital Resources

     We have financed our operations principally through private sales of our preference shares and the initial public offering. From inception through March 31, 2003, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of March 31, 2003, we had $89.7 million in cash and cash equivalents and short-term investments.

     For the three months ended March 31, 2003, net cash provided by operating activities was $3.8 million, primarily attributable to net income of $3.4 million, an increase in accrued liabilities of $0.5 million, depreciation expenses of $1.3 million and amortization of intangible assets of $0.5 million, offset by an increase in accounts receivable of $1.9 million. For the three months ended March 31, 2002, net cash used in operating activities was $2.2 million and was primarily attributable to our net loss of $4.0 million and an increase in accounts receivable of $1.1 million, largely offset by amortization expense of $1.7 million related to goodwill and other intangible assets resulting from the acquisition of Sinanet.com and depreciation expense of $1.3 million.

     Net cash used in investing activities was $19.4 million for the three months ended March 31, 2003, primarily due to the purchase of short-term investments of $7.7 million, net cash in the amount of $7.9 million paid for the acquisition of Memestar, cash in the amount of $2.8 million used for the investment in joint ventures and of $1.0 million for the purchase of capital equipment. Net cash provided by investing activities was $5.6 million for the three months ended March 31, 2002, primarily due to the sales of short-term investments of $5.8 million.

     Net cash provided by financing activities was $0.7 million for the three months ended March 31, 2003 primarily related to the proceeds from the repayment of shareholders’ notes of $0.3 million and the proceeds from the exercise of stock options of $0.4 million. Net cash provided by financing activities was $8,000 for the three months ended March 31, 2002, primarily related to the proceeds from the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

     We currently have no material commitments other than those operating leases for our facilities. As of March 31, 2003, the Company had future minimum rental lease payments of $1,076,000, $946,000, $278,000 and $53,000 due less than one year, one to three years, four to five years and after five years, respectively, under non-cancelable operating leases.

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

Except for the six months ended December 31, 2002 and three months ended March 31, 2003, we had incurred net losses since inception and we may incur future losses.

     We recorded a net income of approximately $0.9 million for the six months ended December 31, 2002 and $3.4 million for the three months ended March 31, 2003. However, as of March 31, 2003, we had an accumulated deficit of approximately $111.1 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

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

     The majority of our revenue growth for the three months ended March 31, 2003 was from the development of our fee-based Internet services consisting primarily of short messaging services, paid email service and subscription service. For the three months ended March 31, 2003 and 2002, our revenues from short messaging services accounted for 85% and 71%, respectively, of our total non-advertising revenues and we are deriving an increasing portion of our revenues from these services. If users do not adopt our fee-based Internet services, at a sufficient rate, our revenues growth will be negatively affected.

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

     We expect to derive a substantial percentage of our revenues from the greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the greater China market and we cannot be sure that we will be able to effectively maintain this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower real gross domestic product growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist, expenditures for Internet access, infrastructure improvements and advertising could decrease, which would negatively affect our business and our profitability over time. In addition, the economic downturn in Asia could also lead to a devaluation of the currency of China, Taiwan or Hong Kong, which would decrease our revenues for the greater China region in U.S. dollar terms.

     Economic reforms in the region could also affect our business in ways that are difficult to predict. For example, since the late 1970s, the Chinese government has been reforming the Chinese economic system to emphasize enterprise autonomy and the utilization of market mechanisms. Although we believe that these reform measures have had a positive effect on the economic development in China, we cannot be sure that they will be effective or that they will benefit our business.

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

     Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its web site in China;, it does not own it due to the prohibition of foreign investment in businesses providing value-added telecommunication services, including computer information services, short messaging services or electronic mail box services.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License, were promulgated by MII on January 4, 2002 to supplement the FI Telecom Regulations. The Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. However, there are still some uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subjects us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

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

     The Chinese government regulates Internet access and the distribution of news and other information through strict business licensing and registration requirements and other governmental regulation. With respect to licensing, our subsidiary Beijing SINA Information Technology Co. Ltd. or BSIT, (formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS), is currently licensed to operate as a software company. BSIT has entered into agreements with two Chinese entities: Beijing SINA Interactive Advertising Co., Ltd., a Chinese advertising company that is 75% owned by Yan Wang, our chief executive officer, and 25% owned by BSIT and which we refer to as the Ad Company, and Beijing SINA Internet Information Services Co., Ltd., a Chinese Internet content provider which we refer to as the ICP Company. The ICP Company is 30% owned by Daniel Mao, our director, 30% owned by Yan Wang and 40% owned by four other employees, who each of whom owns 10% of the ICP Company.

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

     The Asian market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the greater China market that may be competitive with our offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or that provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, PCCW-HKT (Netvigator) and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

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

     A substantial part of our non-advertising revenues is generated through short messaging services where we depend on mobile network operators for message delivery and payment collection. If we were unable to continue these arrangements, our short messaging services would be severely disrupted or discontinued. Furthermore, we are highly dependent on these mobile service providers for our profitability, in that they can choose to increase their service fees at will.

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

     We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced recent changes to our executive management team. In January 2001, Charles Chao was appointed as chief financial officer, replacing Victor Lee. In June 2001, Daniel Mao was appointed as chief executive officer and Yan Wang was appointed as president, replacing Zhidong Wang. In May 2003, Yan Wang was appointed as chief executive officer, replacing Daniel Mao. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing and customer service personnel, especially qualified personnel for our international operations in greater China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended March 31, 2003, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $5.63 to $10.38 and the sale price of our common stock closed at $9.85 on April 30, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

The outbreak of Severe Acute Respiratory Syndrome (SARS) could adversely affect our business.

     The outbreak of SARS in China, especially in the cities of Beijing and Guangzhou, where most of our employees work, could negatively impact our business in ways that are hard to predict. SARS could result in reduction of our advertising and fee-based revenues. SARS quarantines could result in closures of some of our offices and other disruptions of our operations.

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

Investment Risk

     On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun Media (“Sun Media”) Group, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of December 31, 2002, our interest had been diluted to 17.4% as a result of issuances of new shares by Sun Media. We invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which had been accounted for using the equity method until September 30, 2002. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115. Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the quarter ended March 31, 2003, we marking this investment to market value and thus recorded $2.59 million in unrealized loss on our marketable equity securities as a component of comprehensive income. The fair market value of such investment declined from $14.04 million at March 31, 2003 to $9.0 million at May 13, 2003.

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

PART II—OTHER INFORMATION

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On May 12, 2003, we issued a press release announcing the appointment Wang Yan, formerly President of the Company, as our new CEO following the departure of Daniel Mao our former CEO. A copy of the press release is attached hereto as Exhibit 99.2 and is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.
	10.64*:	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

	10.70*:	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

	10.71*:	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

	99.1:	Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer pursuant to 19 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	99.2:	Press Release issued by SINA Corporation on May 12, 2003.

* Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Report on Form 10-K for the transition period ended December 31, 2002.

(b)	Reports on Form 8-K

In February 2003, the Company filed a Current Report on Form 8-K regarding the acquisition of all of the share capital of Memestar Limited.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA CORPORATION

Dated: May 15, 2003	By:	/s/ Charles Chao

Charles Chao Chief Financial Officer (Principal Financial and Accounting Officer)

302 CERTIFICATION

I, Yan Wang, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SINA CORPORATION;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ Yan Wang Yan Wang Chief Executive Officer and Director

302 CERTIFICATION

I, Charles Chao, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SINA CORPORATION;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

By:	/s/ CHARLES CHAO Charles Chao Chief Financial Officer and Executive Vice President

Exhibit Index

10.64*:	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

10.70*:	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

10.71*:	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited.

99.1:	Certification of Chief Executive Officer and Chief Financial and Principal Accounting Officer pursuant to 19 U.S.C. Section 1350 as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2:	Press Release issued by SINA Corporation on May 12, 2003.

       * Incorporated by reference to the corresponding Exhibit previously filed as an Exhibit to the Company’s Report on Form 10-K for the transition period ended December 31, 2002.