Form 10-Q
period 2003-06-30
SINA CORP
filed 2003-08-14
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [   ]

The number of shares outstanding of the registrant’s ordinary shares as of July 31, 2003 was 47,572,365.

SINA CORPORATION

PART I UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,

	2003	2002

	(unaudited)	(audited)
	(in U.S. dollars, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$48,643	$53,262
Short-term investments	48,288	43,474
Accounts receivable, net of allowances for doubtful accounts $984,000 and $1,579,000	12,428	5,847
Prepaid expenses and other current assets	4,423	2,323

Total current assets	113,782	104,906
Investments in marketable securities	8,843	16,637
Property and equipment, net	8,386	7,599
Investments in joint ventures	2,377	—
Intangible assets, net	1,399	993
Goodwill	18,091	—
Other assets	100	344

Total assets	$152,978	$130,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,574	$1,345
Accrued liabilities	19,778	11,747

Total current liabilities	21,352	13,092

Commitments and contingencies (Note 8)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000,000 shares authorized; 47,462,000 and 45,946,000 shares issued and outstanding	6,315	6,114
Additional paid-in capital	229,283	223,358
Ordinary shares subject to subsequent issuance: 560,000 shares	4,281	—
Notes receivable from shareholders	(150)	(1,050)
Deferred stock compensation	(100)	(554)
Accumulated deficit	(103,980)	(114,477)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on investment in marketable securities	(4,021)	4,004
Cumulative translation adjustments	(2)	(8)

Total shareholders’ equity	131,626	117,387

Total liabilities and shareholders’ equity	$152,978	$130,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended

	June 30		June 30

	2003	2002	2003	2002

Net revenues:
Advertising	$9,495	$5,833	$16,793	$10,834
Non-advertising	16,492	2,730	27,308	4,844

	25,987	8,563	44,101	15,678

Cost of revenues:
Advertising	3,239	2,690	6,065	5,443
Non-advertising	4,855	830	8,122	1,464
Stock-based compensation	12	29	26	60

	8,106	3,549	14,213	6,967

Gross profit	17,881	5,014	29,888	8,711

Operating expenses:
Sales and marketing	5,086	2,890	9,540	5,962
Product development	1,407	1,587	2,828	3,161
General and administrative	3,091	2,233	5,207	4,416
Stock-based compensation*	198	473	428	993
Amortization of intangible assets	414	—	919	1,687
Write-off of intangible assets	903	—	903	—

Total operating expenses	11,099	7,183	19,825	16,219

Income (loss) from operations	6,782	(2,169)	10,063	(7,508)
Interest income	655	717	1,056	1,785

	7,437	(1,452)	11,119	(5,723)
Loss on equity investments	(316)	(442)	(622)	(142)

Net income (loss)	$7,121	$(1,894)	$10,497	$(5,865)

Basic net income (loss) per share	$0.15	$(0.04)	$0.22	$(0.13)

Shares used in computing basic net income (loss) per share	47,661	45,579	47,217	45,534

Diluted net income (loss) per share	$0.14	$(0.04)	$0.20	$(0.13)

Shares used in computing diluted net income (loss) per share	51,971	45,579	51,529	45,534

*Stock-based compensation was related to the operating expense categories as follows:
Sales and marketing	$6	$14	$13	$30
Product development	64	151	138	318
General and administrative	128	308	277	645

	$198	$473	$428	$993

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares	Notes
	Ordinary Shares		Additional	Subject to	Receivable				Total
			Paid-in	Subsequent	from	Deferred Stock	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Shareholders	Compensation	Deficit	Others	Equity	Income

Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,050)	$(554)	$(114,477)	$3,996	$117,387
Issuance of ordinary shares pursuant to stock plans, net of repurchases	956	126	1,719	—	—	—	—	—	1,845
Repayments of notes receivable from shareholders	—	—	—	—	900	—	—	—	900
Amortization of deferred stock-based compensation	—	—	—	—	—	454	—	—	454
Business acquisition	560	75	4,206	4,281	—	—	—	—	8,562
Comprehensive income:
Net income	—	—	—	—	—	—	10,497	—	10,497	$10,497
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(8,025)	(8,025)	$(8,025)
Currency translation adjustments	—	—	—	—	—	—	—	6	6	6

Comprehensive income										$2,478

Balances at June 30, 2003	47,462	$6,315	$229,283	$4,281	$(150)	$(100)	$(103,980)	$(4,023)	$131,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Six months ended June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$10,497	$(5,865)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on equity investments	622	142
Loss on disposal of fixed assets	3	267
Depreciation	2,466	2,584
Stock-based compensation	454	1,053
Amortization of intangible assets	919	1,687
Write-off of intangible assets	903	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(3,635)	(1,130)
Prepaid expenses and other current assets	(2,010)	(407)
Other assets	62	(212)
Accounts payable	(365)	(114)
Accrued liabilities	2,813	245

Net cash provided by (used in) operating activities	12,729	(1,750)

Cash flows from investing activities:
Acquisition of property and equipment	(2,995)	(928)
Cash paid for business acquisition, net of cash acquired	(9,235)	—
Investments in joint ventures	(2,818)	—
Acquisition of long-term investment	—	(154)
Sale (Purchase) of short-term investments	(5,045)	10,729

Net cash provided by (used in) investing activities	(20,093)	9,647

Cash flows from financing activities:
Proceeds from issuance of Ordinary Shares, net	1,845	11
Repayments of notes receivable from shareholders	900	—

Net cash provided by financing activities	2,745	11

Net increase (decrease) in cash and cash equivalents	(4,619)	7,908
Cash and cash equivalents at the beginning of the period	53,262	23,187

Cash and cash equivalents at the end of the period	$48,643	$31,095

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(11,591)	$—
Cash acquired	2,356	—

Cash paid for business acquisition, net	$(9,235)	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$4,281	$—

Ordinary shares subject to subsequent issuance for business acquisition	$4,281	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1. The Company and basis of presentation

     SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands Corporation, is a leading online media company and value-added service provider for China and for global Chinese communities. The Company operates a branded network of web sites targeting greater China and overseas Chinese, providing an array of services including online portals, premium email, mobile value-added services (previously referred as wireless short messaging services), virtual ISP, search, classified information, online games, e-commerce, e-learning and enterprise e-solutions.

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the Company’s Transition Report on Form 10-K for the six months ended December 31, 2002.

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

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The Company does not anticipate that the adoption of SFAS 150 will have a material impact on its financial position, cash flows or results of operations.

3. Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(in thousands, except per share		(in thousands, except per share
	amounts)		amounts)
Numerator:
Net income (loss)	$7,121	$(1,894)	$10,497	$(5,865)

Denominator:
Weighted average ordinary shares outstanding	47,101	45,579	46,750	45,534
Ordinary shares to be issued for business acquisition	560	—	467	—

Shares used in computing basic earnings (loss) per share	47,661	45,579	47,217	45,534

Weighted average ordinary share equivalents:
Stock options	4,291	—	4,270	—
Unvested restricted shares	19	—	42	—

	4,310	—	4,312	—

Shares used in computing diluted earnings (loss) per share	51,971	45,579	51,529	45,534

Basic earnings (loss) per share	$0.15	$(0.04)	$0.22	$(0.13)

Diluted earnings (loss) per share	$0.14	$(0.04)	$0.20	$(0.13)

4. Acquisition

     Sun Media Group. On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million of the Company’s newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over the subsequent 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002, and such shares are no longer issuable, as a result of an amendment to the original Share Purchase Agreement with Ms. Yang.

     The above investment was accounted for using the equity method of accounting until September 30, 2002 when the equity interest in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. For the three and six months ended June 30, 2003, the Company recorded $5.2 million and $7.8 million, respectively, of unrealized loss on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of the Sun Media investment was $8.8 million at June 30, 2003.

     Memestar. On January 31, 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the People’s Republic of China (the “PRC”), is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance the Company’s mobile value-added services as well as increase its market share in the PRC mobile value-added services market.

     The aggregate purchase price of $24,255,113 comprises five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares with a value of $4,281,219 at closing, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The first installment was paid at June 15, 2003 and the balance will be paid at October 28, 2003, March 12, 2004 and June 25, 2004, respectively. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares with a value of $4,281,219 at closing, to be delivered on the first anniversary of the closing date of the acquisition; and (e) approximately $165,000 in legal and professional fees related to the acquisition.

     The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	2,228
Goodwill	18,091
Current liabilities	(1,717)

Purchase price	$24,255

     Amortizable intangible assets acquired, including customer list and non-competition arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the three and six months ended June 30, 2003 amounted to $0.4 million and $0.8 million, respectively. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes.

     Immediately after the signing of the definitive agreement, the Company obtained effective control over Memestar; accordingly, the operating results of Memestar have been consolidated with those of the Company starting January 6, 2003. The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Memestar had occurred on January 1, 2002 (in thousands, except per share amounts):

	Three months ended		Six months ended

	June 30		June 30

	2003	2002	2003	2002

Net revenues:	$26,236	$10,530	$44,350	$18,616
Net income (loss)	$7,221	$(1,832)	$10,597	$(6,135)
Basic earnings (loss) per share	$0.15	$(0.04)	$0.22	$(0.13)
Diluted earnings (loss) per share	$0.14	$(0.04)	$0.21	$(0.13)

5. Investment in Shanghai NC-SINA

     In January 2003, the Company formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. The Company invested $2,550,000 in cash for 51% of the equity interest in the joint venture. The Company accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and six months ended June 30, 2003, the Company recorded $313,000 and $653,000 of equity loss, respectively, from this investment. As of June 30, 2003, the carrying value of this investment is $1,897,000.

6. Write-off of intangibles

     In November 2002, the Company completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets relating to customer relationships, which was amortized over a period of three years. The Company consolidated the results of operations of Techur in its consolidated statements of operation commencing October 1, 2002.

     Because the revenue and the gross margin of Techur did not grow as expected, the Company’s management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the three months ended June 30, 2003 due to the permanent impairment of value.

7. Segment information

     Based on the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, mobile value-added services and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is material in evaluating these segments’ performance.

     The following is a summary of revenues and cost of revenues:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

	(unaudited, in U.S. dollars, in thousands)		(unaudited, in U.S. dollars, in thousands)
Revenues:
Advertising	$9,495	$5,833	$16,793	$10,834
Mobile value-added services	14,177	1,526	23,374	3,032
Other	2,315	1,204	3,934	1,812

	$25,987	$8,563	$44,101	$15,678

Cost of revenues:
Advertising	$3,239	$2,690	$6,065	$5,443
Mobile value-added services	3,950	421	6,557	1,009
Other	905	409	1,565	455

	$8,094	$3,520	$14,187	$6,907

     The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

		(unaudited, in thousands)
Three months ended and as of June 30, 2003:
Revenue	$606	$24,521	$431	$429	$25,987
Long-lived assets	178	6,827	285	1,096	8,386
Three months ended and as of June 30, 2002:
Revenues	$657	$7,085	$362	$459	$8,563
Long-lived assets	666	5,079	824	1,671	8,240
Six months ended and as of June 30, 2003:
Revenue	$1,205	$41,028	$1,044	$824	$44,101
Long-lived assets	178	6,827	285	1,096	8,386
Six months ended and as of June 30, 2002:
Revenues	$1,344	$12,828	$655	$851	$15,678
Long-lived assets	666	5,079	824	1,671	8,240

8. Commitments and contingencies

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

     We are involved in certain lawsuits in the normal course of our business operations in China. Currently, we do not expect that the outcome of these lawsuits will have material impact on our financial positions or results of operations.

9. Subsequent event

     On July 7, 2003, the Company completed its sale of $100 million of zero coupon senior convertible notes (the “Notes”) due 2023 in a private offering, which offering resulted in net proceeds to the Company of approximately $97.5 million. The Notes were issued at par and will bear no interest. The Notes will be convertible into SINA ordinary shares upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, the Company has the right to deliver cash in lieu of ordinary shares. The Company may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require the Company to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, or upon a change of control, at a price equal to 100% of the principal amount of the Notes.

     The Notes and the shares issuable upon conversion of the Notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the Notes may be offered and sold only in transactions that are exempt from registration pursuant to Rule 144A under the U.S. Securities Act of 1933 and the applicable securities laws of any other jurisdiction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Business - Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Business – Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.

Overview

     We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, search and directory, free and premium email, mobile value-added services (previously referred as wireless short messaging services), online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, fee-based services, e-commerce and enterprise services. With 77.1 million registered users worldwide at June 30, 2003, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

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

     We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues on a cost-per-thousand impression or time basis, fixed payment sponsorship from advertisers, and design of advertising campaigns to be placed on our network. Non-advertising revenues are derived primarily from fee-based and e-commerce services. We derive fee-based service revenues primarily from our mobile value-added services, subscription services, online listings and paid email services. We derive e-commerce revenues mainly from transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall.

     Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2002, respectively. At June 30, 2003, we had approximately $0.1 million of deferred stock compensation, which will be fully amortized during the remainder of 2003.

     On March 29, 1999, we acquired Sinanet.com. The fair value of the total consideration paid in the acquisition, including assumed liabilities of approximately $4.3 million and acquisition costs of $0.1 million, was $21.7 million. The $4.3 million in liabilities that we assumed included $3.5 million of notes payable which were subsequently converted into our preference shares. We accounted for the acquisition as a purchase. We recorded goodwill and other intangible assets of approximately $20.3 million as a result of this transaction, which were amortized over a three-year period.

     On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for a consideration of $7.9 million in cash and approximately 4.6 million of our newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over an 18 months period after the closing. This contingent consideration of 3.3 million ordinary shares was waived in April 2002, and such shares are no longer issuable, as a result of an amendment to the original Share Purchase Agreement with Ms. Yang. We had accounted for our investment in Sun Media using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. During the three and six months ended June 30, 2003, we recorded $5.2 million and $7.8 million, respectively, of unrealized loss on this investment in marketable equity securities as a component of comprehensive income. The fair market value of such investment was $8.8 million at June 30, 2003.

     In November 2002, we completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets relating to customer relationships, which was amortized over a period of three years. We consolidated the results of operations of Techur in our consolidated statements of operation commencing October 1, 2002. Because the revenue and the gross margin of Techur did not grow as expected, our management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the three months ended June 30, 2003 due to the permanent impairment of value.

     In January 2003, we formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. We invested $2,550,000 in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and six months ended June 30, 2003, we recorded a $313,000 and $653,000 of equity loss, respectively, from this investment. As of June 30, 2003, the carrying value of this investment is $1,897,000.

     On January 31, 2003, we completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC, is engaged in the business of providing mobile value-added services in the China. The primary purposes of the acquisition were to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. The aggregate purchase price of $24,255,113 comprises five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares with a value of $4,281,219 at closing, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The first installment was paid at June 15, 2003 and the balance will be paid at October 28, 2003, March 12, 2004 and June 25, 2004, respectively. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares with a value of $4,281,219 at closing, to be delivered on the first anniversary of the closing date of the acquisition; and (e) approximately $165,000 in legal and professional fees related to the acquisition. As a result of the acquisition, we recorded intangible assets relating to customer lists and non-competition clauses in the amount of $2.2 million, which will be amortized over periods ranging from fourteen to eighteen months. The amortization expense for the three and six months ended June 30, 2003 amounted to $0.4 million and $0.8 million, respectively. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Immediately after the signing of the definitive agreement, we obtained effective control over MemeStar; accordingly, the operating results of MemeStar have been consolidated with our operating results starting January 6, 2003.

     On July 7, 2003, we completed a sale of $100 million of zero coupon senior convertible notes (the “Notes”) due 2023 in a private offering, which offering resulted in net proceeds to us of approximately $97.5 million. The Notes were issued at par and will bear no interest. The Notes will be convertible into our ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, we have the right to deliver cash in lieu of ordinary shares. We may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require us to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, and upon a change of control, at a price equal to 100% of the principal amount of the Notes.

     The Notes and the shares issuable upon conversion of the Notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the Notes may be offered and sold only in transactions that are exempt from registration pursuant to Rule 144A under the U.S. Securities Act of 1933 and the applicable securities laws of any other jurisdiction.

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

     Advertising revenues are derived principally from advertising and sponsorship arrangements. In some of our advertising contracts we guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impression deliveries are not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements typically allow advertisers to sponsor a particular area on our network in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of advertising campaigns and sponsorship to be placed on our web sites are recognized ratably over the term of such programs.

     Revenue from barter transactions is recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable.

     Non-advertising revenues are derived from fee-based services, e-commerce and proprietary software products and licenses.

     Fee-based services revenues mainly include mobile value-added services, subscription services and paid email services. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. We contract with third party mobile operators for certain services related to the mobile value-added services and subscriptions transmitted to SINA’s users. We record the fees charged by the third party mobile operators as cost of revenues.

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

     Our long-lived assets include goodwill and other intangible assets. Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”) requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

Results of operations

Three and six months ended June 30, 2003 and 2002

Net revenues

     Our net revenues were $26.0 million and $44.1 million for the three and six months ended June 30, 2003, respectively, representing increases of 203% and 181% from $8.6 million and $15.7 million for the same periods in 2002. For the three and six months ended June 30, 2003, advertising revenues accounted for 37% and 38% of our net revenues, compared to 68% and 69% of our net revenues for the same periods in 2002. For the three and six months ended June 30, 2003, non-advertising revenues accounted for 63% and 62% of our net revenues, compared to 32% and 31% of our net revenues for the same periods in 2002.

     Advertising. Our advertising revenues were $9.5 million and $16.8 million for the three and six months ended June 30, 2003, respectively, representing increases of 63% and 55% from $5.8 million and $10.8 million for the same periods in 2002. The increase in our advertising revenues was primarily due to the growth in the China online advertising market. For the three and six months ended June 30, 2003, advertising revenues from China accounted for 89% and 87% of our total advertising revenues, respectively, compared to 84% and 81% of our total advertising revenues for the same periods in 2002.

     Non-advertising. Our non-advertising revenues were $16.5 million and $27.3 million for the three and six months ended June 30, 2003, respectively, representing increases of 504% and 464% from $2.7 million and $4.8 million for the same periods in 2002. The increases in non-advertising revenues were primarily driven by the growth in mobile value-added services.

     Our mobile value-added services include user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and wireless games. Mobile value-added services fees are charged on a monthly or per message basis. Our mobile value-added services revenues increased by 829% and 671%, respectively, from $1.5 million and $3.0 million for the three and six months ended June 30, 2002 to $14.2 million and $23.4 million for the three and six months ended June 30, 2003. This was partially due to the growth in the China mobile value-added services market and partially due to revenues obtained from the Memestar acquisition. For the three and six months ended June 30, 2003, mobile value-added services revenue accounted for 86% and 86% of our total non-advertising revenues, respectively, compared to 56% and 63% of total our non-advertising revenues for the same periods in 2002.

     Our other non-advertising revenues include business listings, subscription services, paid email services, e-commerce services and software product sales. For the three and six months ended June 30, 2003, other non-advertising revenues accounted for 14% and 14% of our total non-advertising revenues, respectively, compared to 44% and 37% of our total non-advertising revenues for the same periods in 2002.

Cost of revenues

     Our cost of revenues was $8.1 million and $14.2 million for the three and six months ended June 30, 2003, respectively, representing increases of 128% and 104% from $3.5 million and $6.9 million for the same periods in 2002.

     Advertising. Our cost of advertising revenues was $3.2 million and $6.1 million for the three and six months ended June 30, 2003 as compared to $2.7 million and $5.4 million for the same periods in 2002. Our cost of advertising revenues consists of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. It accounted for 34% and 36% of advertising revenues for the three and six months ended June 30, 2003 as compared to 46% and 50% for the same periods in 2002. The period-to-period decrease in the cost of advertising revenues as a percentage of advertising revenues was primarily due to the increase in advertising revenues without significant increase in our cost associated with the production of our web sites.

     Non-advertising. Our cost of non-advertising revenues was $4.9 million and $8.1 million for the three and six months June 30, 2003 as compared to $0.8 million and $1.5 million for the same periods in 2002. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, and costs of our software products. For the three and six months ended June 30, 2003, non-advertising costs include $3.9 million and $6.6 million of fees retained by or paid to mobile operators and third party content providers. The period-to-period increase in cost of non-advertising revenues was mainly due to the increase in fees to mobile operators in China.

Sales and marketing expenses

     Our sales and marketing expenses were $5.1 million and $9.5 million, or 20% and 22% of total net revenues for the three and six months ended June 30, 2003, respectively, compared to $2.9 million and $6.0 million, or 34% and 38% of total net revenues for the same periods in 2002. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount was due to an increase in sales commission expenses as well as increased headcounts and promotion expenditures for mobile value-added services.

Product development expenses

     Our product development expenses were $1.4 million and $2.8 million, or 5% and 6% of total net revenues for the three and six months ended June 30, 2003, respectively, compared to $1.6 million and $3.2 million, or 19% and 20% of total net revenues in the same periods in 2002. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our mobile and web-based products. The period-to-period decrease in product development expenses as percentage of total net revenues was primarily due to an increase of labor productivity as well as the rapid growth of revenues.

General and administrative expenses

     Our general and administrative expenses were $3.1 million and $5.2 million, or 12% and 12% of total net revenues for the three and six months ended June 30, 2003, respectively , compared to $2.2 million and $4.4 million, or 26% and 28% of total net revenues for the same periods in 2002. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. The period-to-period increase in the absolute dollar amount was due to the severance benefit of $0.6 million to our departed Chief Executive Officer. To a lesser extent, the increase was due to Memestar acquisition.

Stock-based compensation expense

     Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.2 million and $0.5 million for the three and six months ended June 30, 2003, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2002, respectively. At June 30, 2003, we had approximately $0.1 million of deferred stock compensation, which will be fully amortized during the remainder of 2003.

Amortization of intangible assets

     Amortization of intangible assets of $0.4 million for the three months ended June 30, 2003 relates to our acquisition of Memestar. Amortization of intangible assets of $0.9 million for the six months ended June 30, 2003 relates to our acquisitions of Memestar and Techur. Amortization of intangible assets of $1.7 million for the six months ended June 30, 2002 relates to our acquisition of Sinanet.com.

     As a result of the acquisition of Memestar in January 2003, we recorded intangible assets of approximately $2.2 million, which are being amortized over one to two years. The amortization expense was approximately $0.4 million and $0.8 million for the three and six months ended June 30, 2003.

     As a result of the acquisition of Techur in November 2002, we recorded intangible assets of approximately $1.1 million, which are being amortized over a period of three years. The amortization expense was approximately $0.1 million for the six months ended June 30, 2003.

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over three years. The amortization expense was $1.7 million for the six months ended June 30, 2002.

Write-off of intangibles

     As a result of the acquisition of Techur in November 2002, we recorded intangible assets relating to customer relationships of approximately $1.1 million, which were being amortized over a period of three years. Because the revenue and the gross margin of Techur did not grow as expected, our management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the three months ended June 30, 2003 due to the permanent impairment of value.

Interest income

     Interest income was $0.7 million and $1.1 million for the three and six months ended June 30, 2003, respectively, compared to $0.7 million and $1.8 million for the same periods in 2002. The period-to-period decrease in interest income was primarily due to lower average cash and short-term investment balances and lower applicable interest rates.

Loss on equity investments

     Our loss on equity investment of $0.3 million and $0.6 million for the three and six months ended June 30, 2003 mainly relates to our investment in the Shanghai NC-SINA joint venture, while our loss on equity investment of $0.4 million and $0.1 million for the three and six months ended June 30, 2002 relates to our investment in Sun Media.

     In January 2003, we formed a joint venture named Shanghai NC-SINA in China with NC Soft, a Korean online game company. We invested $2,550,000 in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and six months ended June 30, 2003, we recorded $313,000 and $653,000 of equity loss from this investment.

     In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). During the three and six months ended June 30, 2002, we recorded $0.4 million and $0.1 million of equity loss from this investment.

Liquidity and Capital Resources

     From inception through June 30, 2003, we have raised net proceeds of $97.5 million through the sale of preference shares and $68.8 million from the sale of ordinary shares in the initial public offering. As of June 30, 2003, we had $96.9 million in cash and cash equivalents and short-term investments.

     For the six months ended June 30, 2003, net cash provided by operating activities was $12.7 million, primarily attributable to net income of $10.5 million, an increase in accrued liabilities of $2.8 million, depreciation expenses of $2.5 million and amortization of intangible assets of $0.9 million, write-off of intangible assets of $0.9 million, loss on equity investment of $0.6 million, offset by an increase in accounts receivable of $3.6 million and an increase in prepaid expenses and other current assets of $2.0 million. For the six months ended June 30, 2002, net cash used in operating activities was $1.8 million and was primarily attributable to our net loss of $5.9 million and an increase in accounts receivable of $1.1 million, offset by amortization expense of $1.7 million, stock based compensation of $1.1 million and depreciation expense of $2.6 million.

     Net cash used in investing activities was $20.1 million for the six months ended June 30, 2003, primarily due to the purchase of short-term investments of $5.1 million, net cash in the amount of $9.2 million paid for the acquisition of Memestar, cash in the amount of $2.8 million used for the investment in joint ventures and of $3.0 million for the purchase of capital equipment. Net cash provided by investing activities was $9.6 million for the six months ended June 30, 2002, primarily due to the sales of short-term investments of $10.7 million, offset by the use of $0.9 million for the purchase of capital equipment.

     Net cash provided by financing activities was $2.7 million for the six months ended June 30, 2003 primarily related to the proceeds from the repayment of shareholders’ notes of $0.9 million and the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $1.8 million. Net cash provided by financing activities was $11,000 for the six months ended June 30, 2002, primarily related to the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

     On July 7, 2003, we completed a sale of $100 million of zero coupon senior convertible notes due 2023 in a private offering, which offering resulted in net proceeds to us of approximately $97.5 million.

     We currently have no material commitments other than operating leases for our facilities. As of June 30 2003, the Company had future minimum rental lease payments of $916,000, $865,000 and $263,000 due less than one year, one to three years and four to five years, respectively, under non-cancelable operating leases.

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

     We believe that our future success depends on our ability to significantly increase revenue from our operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to: attract buyers for our mobile value-added services, attract advertisers; attract a larger audience to our network; derive revenue from our users from fee-based Internet services; respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; maintain our current, and develop new, strategic relationships; increase awareness of our brand and continue to build user loyalty; attract and retain qualified management and employees; upgrade our technology to support increased traffic and expanded services; and expand the content and services on our network.

Until recently, we had incurred net losses since inception and we may incur future losses.

     We recorded a net income of approximately $3.4 million for the three months ended March 31, 2003 and $7.1 million for the three months ended June 30, 2003. However, as of June 30, 2003, we had an accumulated deficit of approximately $104.0 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

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

     If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue will be negatively affected. In addition, our growth in advertising revenues, to a certain extent, will depend on our ability to increase the advertising space on our network. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues will be hampered.

     We are relying on fee-based services for a significant portion of our future revenue, and we rely mainly on China Mobile and China Unicom for service delivery and fee collection.

     The majority of our recent revenue growth was from the development of our fee-based Internet services consisting primarily of mobile value-added services, paid email services and subscription services. Our revenues from mobile value-added services accounted for 85% and 86% of our total non-advertising revenues for the three months ended March 31, 2003 and the three months ended June 30, 2003, respectively, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our fee-based Internet services, at a sufficient rate, our revenue growth will be negatively affected.

     Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”). We rely on CMCC and Unicom for providing the network and gateway for the mobile value- added services we provide to our users. We also utilize their billing systems to collect service fees from our subscribers.

     Our fee arrangements with CMCC and Unicom could change at any time due to the dominance of these two mobile service providers, the large number of providers of mobile value-added services, and the consequent power of the mobile service providers to dictate the terms of such fee arrangements. If CMCC and Unicom choose to increase such fee charged for providing service, our gross margin for mobile value- added services and our operating profitability will be negatively affected.

     CMCC and Unicom could change their operating policy at any time which might result in discontinuation of some our mobile value added services, which in turn, could result in material reduction of revenues derived from mobile value added services. Further if CMCC‘s or Unicom‘s systems encounter technical problems or they refuse to cooperate with us, our mobile value-added services offerings may cease or be severely disrupted, which would have a significant and adverse impact on our operating results.

     The majority of our mobile value added service revenues are derived from services charged on a monthly subscription basis. Some of our subscribers may not be satisfied with our services and may choose to cancel our services, which may result in reduction or fluctuation in our revenues.

     Wireless technology changes rapidly, and we may not be successful in working with new technology standards.

     Wireless technology undergoes rapid changes. Our current mobile value-added services business consists principally of text messaging. As the technology evolves to accommodate multi-media messaging services, wireless e-ecommerce and music download, etc., we would need to adapt to and support these services in order to be successful. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

     Our investment in online game may not be successful.

     Online game is currently one of the fastest growing online services in China. We have invested and intend to expand in this area, and have formed a joint venture in China with NCSoft, a leading online game company in Korea, to pursue these objectives. Some of our competitors have entered this market ahead of us and have achieved significant market positions. There can be no assurance that we will succeed in this market competition. If we failed to achieve a significant position in online game, we would not realize our intended returns on our past investment. Moreover, we may fall behind our competition, and our results and share price may suffer.

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

     The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of Chinese Ministry of Information Industry (“MII”). The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China will be limited and our business could be harmed.

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

We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies.

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its web site in China; it does not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, mobile value-added services or electronic mail box services.

•	In addition, uncertainties relating to the regulation of Internet business in China, including evolving licensing practices, give rise to risks that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effect on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by MII on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still some uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

     The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the MII and the possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.

In order to comply with PRC regulatory requirements, we operate through companies in which we do not have controlling ownership stakes. If the PRC government determines that these agreements are not in compliance with applicable regulations, our business in the PRC will be adversely affected.

     The Chinese government restricts foreign investment in Internet-related, mobile value-added services and advertising businesses, including Internet access, distribution of content over the Internet and mobile value-added services, and advertising via the Internet. Accordingly, we operate our Internet-related businesses in China through several companies that are owned principally or completely by certain of our PRC employees or PRC employees of our subsidiaries. We control these companies and operate these business through contractual arrangements with the respective companies and their individual owners. Such restrictions and arrangements are prevalent in other PRC companies we acquired.

     Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined to be out of compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

     We rely on contractual arrangements with our associated operating companies for our China operations, which may not provide as effective control over these operating companies as direct ownership of these businesses.

     Because PRC regulations restrict our ability to provide Internet content, mobile value-added services and advertising services directly in China, we are dependent on our associated operating companies in which we have little or no ownership interest and must reply on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the associated operating companies could fail to take actions required for our business or fail to maintain our China web sites. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the associated operating companies would always act in the best interests of the Company, especially if they leave the Company.

Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing, and we may be subject to liability for, content that it believes is inappropriate.

     China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through mobile value-added services that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or via our mobile value-added services, or to limit or regulate any current or future content or services available to users on our network, our business would be significantly harmed.

     We are also subject to potential liability for content on our web sites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our web sites.

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

     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the greater China market that may be competitive with our offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. We expect that as Internet usage in greater China increases and the greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of

Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

     In the area of mobile value-added services offerings, we compete with other Internet portal companies, as well as a large number of independent mobile value-added service providers. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer mobile value-added services which provide significant technology, performance, price, creativity or other advantage, over those offered by us, and therefore achieve greater market acceptance than ours.

     The online game market, our other area of focus for future business growth, is currently dominated by domestic independent online game developers. We also compete with other domestic Internet portal companies, as well as overseas game service providers, such as those from Korea or Taiwan. Many of our competitors have a longer history of providing online games and currently offer a greater breadth of products which may be more popular than our online game offerings.

     A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

     Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.

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

     A substantial part of our non-advertising revenues is generated through mobile value-added services where we depend on mobile network operators for services delivery and payment collection. If we were unable to continue these arrangements, our mobile value-added services would be severely disrupted or discontinued. Furthermore, we are highly dependent on these mobile service providers for our profitability, in that they can choose to increase their service fees at will.

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

     We generate revenues and incur expenses and liabilities in Chinese renminbi, Taiwan dollars, Hong Kong dollars, and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue generated in renminbi to fund our business activities outside China, or to repay foreign currency obligations , including our debt obligations.

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

     The trading price of our common stock has been and may continue to be subject to wide fluctuations. During the three months ended June 30, 2003, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $8.42 to $20.25 and the sale price of our common stock closed at $34.76 on July 31, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Terrorist activities and resulting military and other actions could adversely affect our business.

     Terrorist activities have created an uncertain economic environment and we are unable to predict the impact these events, or the responses thereto, will have on our business. The continued threat of terrorism within the United States and abroad and military action and heightened security measures in response to such threat may cause significant economic disruptions throughout the world. Our business, results of operations and financial condition could be materially and adversely affected to the extent such disruptions result in our inability to effectively market and sell our services and software.

The outbreak of Severe Acute Respiratory Syndrome (SARS) could adversely affect our business.

     The outbreak of SARS in China and surrounding areas, especially in the cities of Beijing and Guangzhou, where most of our employees work, could negatively impact our business in ways that are hard to predict. SARS could result in reduction of our advertising and fee-based revenues. SARS quarantines could result in closures of some of our offices and other disruptions of our operations.

     We issued $100 million of zero coupon convertible subordinated convertible notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our earnings per share.

     In July 2003, we issued $100 million of zero coupon convertible subordinated convertible notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7692 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our earnings per share.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate and Security Market Risk

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

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three and six months ended June 30, 2003 was not material to us.

Investment Risk

     On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun Media (“Sun Media”) Group, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of December 31, 2002, our interest had been diluted to 17.4% as a result of issuances of new shares by Sun Media. We invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which had been accounted for using the equity method until September 30, 2002. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115. Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended June 30, 2003, we marked this investment to market value and thus recorded $5.2 million in unrealized loss on our marketable equity securities as a component of comprehensive income. The fair market value of such investment was $8.8 million at June 30, 2003.

Item 4. Controls and procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure of controls and procedures with respect to such entities are necessarily more limited than those it maintains with respect to its consolidated subsidiaries. No changes were made to Sina’s internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     On May 12, 2003, we issued a press release announcing the appointment of Wang Yan, formerly President of the Company, as our new CEO, following the departure of Daniel Mao, our former CEO. A copy of the press release is attached hereto as Exhibit 99.1 and is hereby incorporated by reference.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits.

3.1	Amended and Restated Memorandum of Association of the Company (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

3.2	Amended and Restated Articles of Association of the Company (Filed as Exhibit 3.5 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002 and incorporated herein by reference).

4.1*	Form of Subordinated Note due July 15, 2023.

4.2*	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York.

4.3*	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC.

10.1*	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao.

10.2*	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for office located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.

10.3*	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC.

31.1*	Certification of Chief Executive Officer of Sina Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Sina Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Sina Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Sina Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.

(b) Reports on Form 8-K

On April 24, 2003, the Company filed a Current Report on Form 8-K which announced the Company’s financial results for the quarter ended March 31, 2003. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

On June 30, 2003, the Company filed a Current Report on Form 8-K which updated the Risk Factors of the Company.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA CORPORATION

Dated:August 14, 2003

By:	/s/ Charles Chao

Charles Chao Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Memorandum of Association of the Company (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

3.2	Amended and Restated Articles of Association of the Company (Filed as Exhibit 3.5 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002 and incorporated herein by reference).

4.1*	Form of Subordinated Note due July 15, 2023.

4.2*	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York.

4.3*	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC.

10.1*	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao.

10.2*	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for office located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China.

10.3*	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC.

31.1*	Certification of Chief Executive Officer of Sina Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer of Sina Corporation required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Chief Executive Officer of Sina Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

32.2*	Certification of Chief Financial Officer of Sina Corporation required by Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350.

*	Filed herewith.