Form 10-Q
period 2003-09-30
SINA CORP
filed 2003-11-14
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the registrant’s ordinary shares as of October 31, 2003 was 48,360,827.

SINA CORPORATION

PART I   UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,

	2003	2002

	(unaudited)	(audited)
	(in U.S. dollars, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$159,775	$53,262
Short-term investments	48,453	43,474
Accounts receivable, net of allowances for doubtful accounts of $1,232,000 and $1,579,000, respectively	16,610	5,847
Prepaid expenses and other current assets	4,824	2,323

Total current assets	229,662	104,906
Investments in marketable securities	8,125	16,637
Property and equipment, net of accumulated depreciation of $12,793,000 and $11,267,000, respectively	8,412	7,599
Investments in joint ventures	2,202	—
Intangible assets, net of accumulated amortization of $1,424,000 and $20,513,000 , respectively	984	993
Goodwill	18,091	—
Other assets	2,651	344

Total assets	$270,127	$130,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$927	$1,345
Income taxes payable	423	—
Accrued liabilities	24,506	11,747

Total current liabilities	25,856	13,092
Convertible Debt	100,000	—

Total liabilities	125,856	13,092
Commitments and contingencies (Note 10)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000,000 shares authorized; 48,287,000 and 45,946,000 shares issued and outstanding	6,426	6,114
Additional paid-in capital	234,668	223,358
Ordinary shares subject to subsequent issuance: 177,000 shares	1,349	—
Notes receivable from shareholders	—	(1,050)
Deferred stock compensation	(7)	(554)
Accumulated deficit	(92,323)	(114,477)
Accumulated other comprehensive (loss) income:
Unrealized (loss) gain on investment in marketable securities	(5,877)	4,004
Cumulative translation adjustments	35	(8)

Total shareholders’ equity	144,271	117,387

Total liabilities and shareholders’ equity	$270,127	$130,479

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net revenues:
Advertising	$11,441	$6,491	$28,234	$17,325
Non-advertising	20,473	3,855	47,781	8,699

	31,914	10,346	76,015	26,024

Cost of revenues:
Advertising	3,767	2,977	9,832	8,420
Non-advertising	5,790	1,076	13,912	2,540
Stock-based compensation	5	28	31	88

	9,562	4,081	23,775	11,048

Gross profit	22,352	6,265	52,240	14,976

Operating expenses:
Sales and marketing	5,613	3,076	15,153	9,038
Product development	1,733	1,437	4,561	4,598
General and administrative	2,923	2,091	8,130	6,507
Stock-based compensation*	88	461	516	1,454
Amortization of intangible assets	415	—	1,334	1,687
Write-off of intangible assets	—	—	903	—

Total operating expenses	10,772	7,065	30,597	23,284

Income (loss) from operations	11,580	(800)	21,643	(8,308)
Interest income	845	552	1,901	2,337
Amortization of convertible debt issuance cost	(170)	—	(170)	—
Loss on equity investments	(175)	(311)	(797)	(453)

Income (loss) before income taxes	12,080	(559)	22,577	(6,424)
Provision for income taxes	(423)	—	(423)	—

Net income (loss)	$11,657	$(559)	$22,154	$(6,424)

Basic net income (loss) per share	$0.24	$(0.01)	$0.47	$(0.14)

Diluted net income (loss) per share	$0.21	$(0.01)	$0.42	$(0.14)

*Stock-based compensation was related to the operating expense categories as follows:
Sales and marketing	$3	$14	$16	$44
Product development	28	147	166	465
General and administrative	57	300	334	945

	$88	$461	$516	$1,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares	Notes
	Ordinary Shares		Additional	Subject to	Receivable
			Paid-in	Subsequent	from
	Shares	Amount	Capital	Issuance	Shareholders

Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,050)
Issuance of ordinary shares pursuant to stock plans, net of repurchases	1,397	186	4,223	—	—
Repayments of notes receivable from shareholders	—	—	—	—	1,050
Amortization of deferred stock-based compensation	—	—	—	—	—
Business acquisition	944	126	7,087	1,349	—
Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on investments in marketable securities	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—

Comprehensive income
Balances at September 30, 2003	48,287	$6,426	$234,668	$1,349	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
	Deferred Stock	Accumulated		Shareholders'	Comprehensive
	Compensation	Deficit	Others	Equity	Income

Balances at December 31, 2002	$(554)	$(114,477)	$3,996	$117,387
Issuance of ordinary shares pursuant to stock plans, net of repurchases	—	—	—	4,409
Repayments of notes receivable from shareholders	—	—	—	1,050
Amortization of deferred stock-based compensation	547	—	—	547
Business acquisition	—	—	—	8,562
Comprehensive income:
Net income	—	22,154	—	22,154	$22,154
Unrealized loss on investments in marketable securities	—	—	(9,881)	(9,881)	$(9,881)
Currency translation adjustments	—	—	43	43	43

Comprehensive income					$12,316

Balances at September 30, 2003	$(7)	$(92,323)	$(5,842)	$144,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Nine months ended September 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$22,154	$(6,424)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on equity investments	797	453
Loss on disposal of fixed assets	5	267
Depreciation	3,715	3,741
Stock-based compensation	547	1,542
Amortization of convertible debt issuance cost	170	—
Amortization of intangible assets	1,334	1,687
Write-off of intangible assets	903	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(7,817)	(559)
Prepaid expenses and other current assets	(2,413)	(655)
Other assets	60	26
Accounts payable	(1,012)	247
Income taxes payable	423	—
Accrued liabilities	7,578	1,050

Net cash provided by operating activities	26,444	1,375

Cash flows from investing activities:
Acquisition of property and equipment	(4,271)	(1,619)
Cash paid for business acquisition, net of cash acquired	(9,235)	—
Investments in joint ventures	(2,818)	—
Acquisition of long-term investment	—	(154)
Sale (Purchase) of short-term investments	(6,348)	19,378

Net cash provided by (used in) investing activities	(22,672)	17,605

Cash flows from financing activities:
Proceeds from issuance of Convertible debt, net	97,282	—
Proceeds from issuance of Ordinary Shares, net	4,409	32
Repayments of notes receivable from shareholders	1,050	—

Net cash provided by financing activities	102,741	32

Net increase in cash and cash equivalents	106,513	19,012
Cash and cash equivalents at the beginning of the period	53,262	23,187

Cash and cash equivalents at the end of the period	$159,775	$42,199

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(11,591)	$—
Cash acquired	2,356	—

Cash paid for business acquisition, net	$(9,235)	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$7,213	$—

Ordinary shares subject to subsequent issuance for business acquisition	$1,349	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1. The Company and basis of presentation

     SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands Corporation, is a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites targeting greater China and overseas Chinese, the Company provides an array of services to its users including region-focused online portals, mobile value-added services, search and directory, free and premium email, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions.

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2003 are not necessarily indicative of results for the entire fiscal year ending December 31, 2003 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and the Company’s Transition Report on Form 10-K for the six months ended December 31, 2002.

2. Recent accounting pronouncements

     In November 2002, the EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) was issued, addressing accounting for revenue arrangements with multiple deliverables and requiring that elements of an arrangement be separately accounted based on the fair value of the individual elements. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on the Company’s consolidated financial statements.

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

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a Variable Interest Entity (“VIE”), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. FIN 46 is effective immediately for VIEs created after January 31, 2003. FIN 46 is effective no later than the beginning of the first interim or annual reporting period that starts after June 15, 2003 for VIEs created before January 31, 2003. The Company did not create any VIEs after January 31, 2003. The adoption of FIN46 for VIEs created before January 31, 2003 did not have any significant impacts on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial position, cash flows or results of operations.

3. Earnings (loss) per share

     Basic earnings (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited, in thousands, except		(unaudited, in thousands, except
	per share amounts)		per share amounts)
Numerator:
Net income (loss)	$11,657	$(559)	$22,154	$(6,424)
Amortization of convertible debt issuance cost	170	—	170	—

Net income (loss) used in computing diluted earnings (loss) per share	$11,827	$(559)	$22,324	$(6,424)

Denominator:
Weighted average ordinary shares outstanding	48,102	45,671	47,201	45,579
Ordinary shares to be issued for business acquisition	177	—	370	—

Shares used in computing basic earnings (loss) per share	48,279	45,671	47,571	45,579

Weighted average ordinary share equivalents:
Stock options	5,466	—	4,783	—
Unvested restricted shares	—	—	28	—
Convertible debt	3,877	—	1,293	—

	9,343	—	6,104	—

Shares used in computing diluted earnings (loss) per share	57,622	45,671	53,675	45,579

Basic earnings (loss) per share	$0.24	$(0.01)	$0.47	$(0.14)

Diluted earnings (loss) per share	$0.21	$(0.01)	$0.42	$(0.14)

4. Acquisition

     Sun Media Group. On September 28, 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million of the Company’s newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, the Company agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over the subsequent 18 months. This contingent consideration of 3.3 million ordinary shares was waived in April 2002, and such shares are no longer issuable, as a result of an amendment to the original Share Purchase Agreement with Ms. Yang.

     The above investment was accounted for using the equity method of accounting until September 30, 2002 when the equity interest in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. For the three and nine months ended September 30, 2003, the Company recorded $0.7 million and $8.5 million, respectively, of unrealized loss on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of the Sun Media investment was $8.1 million at September 30, 2003. The Company is monitoring the developments of Sun Media closely. If the Company determines that the decline in value of the investment is other than temporary, the Company will have to recognize the loss from the investment in the statements of operations in future periods.

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

     The aggregate purchase price of $24,255,113 is comprise of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement, and (e) approximately $165,000 in legal and professional fees related to the acquisition.

     The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	2,228
Goodwill	18,091
Current liabilities	(1,717)

Purchase price	$24,255

     Amortizable intangible assets acquired, including customer list and non-competition arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the three and nine months ended September 30, 2003 amounted to $0.4 million and $1.2 million, respectively. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes.

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

	Three months ended		Nine months ended
	September 30		September 30

	2003	2002	2003	2002

Net revenues:	$32,163	$13,140	$76,264	$31,756
Net income (loss)	$11,757	$(81)	$22,254	$(6,216)
Basic earnings (loss) per share	$0.24	$(0.002)	$0.47	$(0.13)
Diluted earnings (loss) per share	$0.21	$(0.002)	$0.42	$(0.13)

5. Investment in Shanghai NC-SINA

     In January 2003, the Company formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. The Company invested $2.6 million in cash for 51% of the equity interest in the joint venture. The Company accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and nine months ended September 30, 2003, the Company recorded $0.2 million and $0.9 million of equity loss, respectively, from this investment. As of September 30, 2003, the carrying value of this investment was $1.7 million.

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

     The following is a summary of revenues and cost of revenues:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

	(unaudited, in U.S. dollars, in thousands)		(unaudited, in U.S. dollars, in thousands)
Revenues:
Advertising	$11,441	$6,491	$28,234	$17,325
Mobile value-added services	18,144	2,574	41,518	5,606
Other	2,329	1,281	6,263	3,093

	$31,914	$10,346	$76,015	$26,024

Cost of revenues:
Advertising	$3,767	$2,977	$9,832	$8,420
Mobile value-added services	5,584	924	13,156	1,933
Other	206	152	756	607

	$9,557	$4,053	$23,744	$10,960

     The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(unaudited, in U.S. dollars, in thousands)
Three months ended and as of September 30, 2003:
Revenue	$589	$30,528	$388	$409	$31,914
Long-lived assets	104	7,112	182	1,014	8,412
Three months ended and as of September 30, 2002:
Revenues	$710	$8,858	$254	$524	$10,346
Long-lived assets	495	5,150	634	1,495	7,774
Nine months ended and as of September 30, 2003:
Revenue	$1,794	$71,556	$1,432	$1,233	$76,015
Long-lived assets	104	7,112	182	1,014	8,412
Nine months ended and as of September 30, 2002:
Revenues	$2,054	$21,686	$909	$1,375	$26,024
Long-lived assets	495	5,150	634	1,495	7,774

8. Concentration of credit risk and major customers

     Financial instrument that potentially subject the Company to significant concentration of credit risk is accounts receivable. Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. The Company contracts with third party mobile operators China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”) and its subsidiaries for utilizing their billing systems to collect mobile value-added services fees from its subscribers. Accounts receivable from these third party mobile operators represent mobile value-added services fees collected on behalf of the Company after deducting their billing services charges .

     The Company maintains allowances for potential credit losses and historically such losses have not been significant and within the Company’s expectation.

     The following table summarizes accounts receivable concentration from the Company’s significant accounts receivable:

	% of Total Accounts Receivable

Customer	As of September 30, 2003	As of December 31, 2002

	(unaudited)
CMCC and its subsidiaries	48%	7%

9. Convertible debt

     On July 7, 2003, the Company completed its sale of $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023 in a private offering, which offering resulted in net proceeds to the Company of approximately $97.3 million. The Notes were issued at par and will bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, the Company has the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. The Company may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require the Company to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, or upon a change of control, at a price equal to 100% of the principal amount of the Notes.

     The Notes and the shares issuable upon conversion of the Notes have not been registered under the U.S. Securities Act of 1933 or the securities laws of any other jurisdiction. Unless they are registered, the Notes may be offered and sold only in transactions that are exempt from registration pursuant to Rule 144A under the U.S. Securities Act of 1933 and the applicable securities laws of any other jurisdiction. The Company filed a Registration Statement on Form S-3 for the resale of the Notes and the ordinary shares issuable upon conversion of the notes; however, the SEC has not declared the Registration Statement to be effective.

10. Commitments and contingencies

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

Overview

     We are a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites, targeting greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, search and directory, free and premium email, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions. In turn, we generate revenue through advertising, mobile value-added services, fee-based services, e-commerce and enterprise services. With 83.3 million registered users worldwide at September 30, 2003, we believe SINA is the most recognized online brand in China and among Chinese communities world-wide.

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

     We derive our revenues from advertising and non-advertising sources. Advertising revenues are derived principally from online advertising arrangements under which we receive revenues mainly on a time basis, fixed payment sponsorship from advertisers, or a combination of them. Non-advertising revenues are derived primarily from mobile value-added services, fee based services, e-commerce and enterprise services. Mobile value-added services revenues mainly include services fees received from offering user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and wireless games. Such services are charged on a monthly or per message basis. Fee based services revenues mainly include services fees received from offering information subscriptions on our web sites, online games, virtual ISP and paid email services. E-commerce revenues include transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall. Enterprise services revenues mainly include services charges on classified listings, e-learning and enterprise e-solutions.

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

     On September 28, 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Yang, the chairperson and a major shareholder of Sun Media for a consideration of $7.9 million in cash and approximately 4.6 million of our newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million. In addition, we agreed to issue 3.3 million ordinary shares if Sun Media met certain performance targets over an 18 months period after the closing. This contingent consideration of 3.3 million ordinary shares was waived in April 2002, and such shares are no longer issuable, as a result of an amendment to the original Share Purchase Agreement with Ms. Yang. We originally accounted for our investment in Sun Media using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. During the three and nine months ended September 30, 2003, we recorded $0.7 million and $8.5 million, respectively, of unrealized loss on this investment in marketable equity securities as a component of comprehensive income. The fair market value of such investment was $8.1 million at September 30, 2003. We are monitoring the developments of Sun Media closely. If we determine that the decline in value of the investment is other than temporary, we will have to recognize the loss from the investment in the statements of operations in future periods.

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

     In January 2003, we formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. We invested $2.6 million in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and nine months ended September 30, 2003, we recorded a $0.2 million and $0.9 million of equity loss, respectively, from this investment. As of September 30, 2003, the carrying value of this investment was $1.7 million.

     On January 31, 2003, we completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. The aggregate purchase price of $24,255,113 is comprise of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement, and (e) approximately $165,000 in legal and professional fees related to the acquisition. As a result of the acquisition, we recorded intangible assets relating to customer lists and non-competition clauses in the amount of $2.2 million, which will be amortized over periods ranging from fourteen to eighteen months. The amortization expense for the three and nine months ended September 30, 2003 amounted to $0.4 million and $1.2 million, respectively. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. Immediately after the signing of the definitive agreement, we obtained effective control over MemeStar, accordingly, the operating results of MemeStar have been consolidated with our operating results starting January 6, 2003.

     On July 7, 2003, we sold $100 million aggregate amount of zero coupon convertible subordinated notes (the “Notes”) due 2023 in a private offering, which offering resulted in net proceeds to us of approximately $97.3 million. The Notes were issued at par and will bear no interest. The Notes will be convertible into our ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. We may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require us to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, and upon a change of control, at a price equal to 100% of the principal amount of the Notes. We filed a Registration Statement on Form S-3 for the resale of the Notes and the ordinary shares issuable upon conversion of the notes; however, the SEC has not declared the Registration Statement to be effective.

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

     Advertising revenues are derived principally from online advertising arrangements, sponsorship arrangements, or a combination of them. Online advertising arrangements allow advertisers to place advertisements on particular areas of our web sites, on particular formats and over particular periods of time. The rates vary with the areas, formats and customers. Advertising revenues from online advertising arrangements are recognized ratably over the period of the contract when the collectibility is reasonable assured. In some of our advertising contracts, we guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impression deliveries are not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. Sponsorship arrangements allow advertisers to sponsor a particular area on our web sites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our web sites are recognized ratably over the term of such programs.

     Revenue from barter transactions is recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable.

     Non-advertising revenues are mainly derived from mobile value-added services, fee-based services, e-commerce, enterprise services and proprietary software products and licenses.

     Mobile value-added services allow our users to subscribe user-customized information, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and wireless games. We contract with third party mobile operators for billing and transmission services related to the mobile value-added services transmitted to our users. We record the amount we bill to our users for our mobile value-added services as revenues and the fees charged by the third party mobile operators as cost of revenues. Revenues from mobile value-added services are charged on monthly or on per usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the third party mobile operators to record revenues. Due to the time lag of receiving the billing statements from the third party mobile operators, for revenues recorded based on the billing statements from the third party mobile operators, we have adopted an one month lag reporting policy. Such policy has been applied on a consistent basis. For the year ended December 31, 2002 and for the three months ended March 31 and June 30, 2003, respectively, we recorded $9.1 million, $9.2 million and $14.2 million of revenues from our mobile value-added services. If we had not used one month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $9.7 million, $10.3 million and $15.1 million, respectively. There was no significant mobile value-added services revenue before the year ended December 31, 2002.

     Fee based services allow our users to subscribe for services on our web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

     Enterprise services mainly include paid search, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

     Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $93,000 and $0.5 million for the three and nine months ended September 30, 2003, respectively, and $0.5 million and $1.5 million for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, we had approximately $7,000 of deferred stock compensation, which will be fully amortized during the fourth quarter of 2003.

Results of operations

Three and nine months ended September 30, 2003 and 2002

Net revenues

     Our net revenues were $31.9 million and $76.0 million for the three and nine months ended September 30, 2003, respectively, representing increases of 208% and 192% from $10.4 million and $26.0 million for the same periods in 2002. For the three and nine months ended September 30, 2003, advertising revenues accounted for 36% and 37% of our net revenues, respectively, compared to 63% and 67% of our net revenues for the same periods in 2002. For the three and nine months ended September 30, 2003, non-advertising revenues accounted for 64% and 63% of our net revenues, respectively, compared to 37% and 33% of our net revenues for the same periods in 2002.

     Advertising. Our advertising revenues were $11.4 million and $28.2 million for the three and nine months ended September 30, 2003, respectively, representing increases of 76% and 63% from $6.5 million and $17.3 million for the same periods in 2002. The increase in our advertising revenues was primarily due to the growth in the China online advertising market. For the three and nine months ended September 30, 2003, advertising revenues from China accounted for 92% and 89% of our total advertising revenues, respectively, compared to 85% and 82% of our total advertising revenues for the same periods in 2002.

     Non-advertising. Our non-advertising revenues were $20.5 million and $47.8 million for the three and nine months ended September 30, 2003, respectively, representing increases of 431% and 449% from $3.9 million and $8.7 million for the same periods in 2002. The increases in non-advertising revenues were primarily driven by the growth in mobile value-added services.

     Our mobile value-added services include user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and wireless games. Mobile value-added services fees are charged on a monthly or per message basis. Our mobile value-added services revenues increased by 605% and 641%, respectively, from $2.6 million and $5.6 million for the three and nine months ended September 30, 2002 to $18.1 million and $41.5 million for the three and nine months ended September 30, 2003. This was partially due to the growth in the China mobile value-added services market and partially due to revenues obtained as a result of the Memestar acquisition. For the three and nine months ended September 30, 2003, mobile value-added services revenue accounted for 89% and 87% of our total non-advertising revenues, respectively, compared to 67% and 64% of total our non-advertising revenues, respectively, for the same periods in 2002.

     Our other non-advertising revenues include fee based services such as virtual ISP, online games and paid email services as well as e-commerce, paid search and other enterprise services. For the three and nine months ended September 30, 2003, the increase in our other non-advertising revenues was primarily due to the increase in our paid search services. Other non-advertising revenues accounted for 11% and 13% of our total non-advertising revenues for the three and nine months ended September 30, 2003, respectively, compared to 33% and 36% of our total non-advertising revenues for the same periods in 2002.

Cost of revenues

     Our cost of revenues was $9.6 million and $23.8 million for the three and nine months ended September 30, 2003, respectively, representing increases of 134% and 115% from $4.1 million and $11.1 million for the same periods in 2002.

     Advertising. Our cost of advertising revenues was $3.8 million and $9.8 million for the three and nine months ended September 30, 2003, respectively, as compared to $3.0 million and $8.4 million for the same periods in 2002. Our cost of advertising revenues consists mainly of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel related costs and equipment depreciation expense associated with our web site production. Cost of advertising revenues also includes the business taxes relating to advertising sales in China. The period-to-period increase in cost of advertising was due to an increase in web production cost as well as an increase in business taxes associated with higher advertising revenues.

     Non-advertising. Our cost of non-advertising revenues was $5.8 million and $13.9 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.1 million and $2.5 million for the same periods in 2002. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, and costs for providing our enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in China. The period-to-period increase in cost of non-advertising revenues was mainly due to the increase in fees to mobile operators as well as an increase in business taxes associated with higher non-advertising revenues in China. For the three and nine months ended September 30, 2003, non-advertising costs include $4.9 million and $11.4 million of fees retained by or paid to mobile operators and third party content providers.

Gross profit margins

     Advertising. Our gross profit margins for advertising were 67% and 65% for the three and nine months ended September 30, 2003, as compared to 54% and 51% for the same periods in 2002. The increase in gross profit margins was primarily due to the increase in advertising revenues without significant increase in our cost associated with the production of our web sites.

     Non-advertising. Our gross profit margins for non-advertising revenues were 72% and 71% for the three and nine months ended September 30, 2003, respectively, as compared to 72% and 71% for the same periods in 2002. Gross profit margins for our mobile value-added services increased to 69% and 68% for the three and nine months ended September 30, 2003, respectively, from 64% and 66% for the same periods in 2002 due to the increase in revenues from monthly subscription based services of our self-developed products, which have a higher gross profit margin. This is offset by a decrease in gross profit margins for other non-advertising revenues for the same periods due to a change in revenue mix.

Sales and marketing expenses

     Our sales and marketing expenses were $5.6 million and $15.2 million, or 18% and 20% of total net revenues for the three and nine months ended September 30, 2003, respectively, compared to $3.1 million and $9.0 million, or 30% and 35% of total net revenues for the same periods in 2002. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount was due to an increase in sales commission expenses as well as increased promotion expenditures for mobile value-added services. We believe that continues investment in sales and marketing is critical to our revenue growth and expect these expenses to increase in absolute dollars in the near future.

Product development expenses

     Our product development expenses were $1.7 million and $4.6 million, or 5% and 6% of total net revenues for the three and nine months ended September 30, 2003, respectively, compared to $1.4 million and $4.6 million, or 14% and 18% of total net revenues in the same periods in 2002. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our mobile and web-based products. The period-to-period decrease in product development expenses as a percentage of total net revenues was primarily due to an increase of labor productivity as well as the rapid growth of revenues.

General and administrative expenses

     Our general and administrative expenses were $2.9 million and $8.1 million, or 9% and 11% of total net revenues for the three and nine months ended September 30, 2003, respectively, compared to $2.1 million and $6.5 million, or 20% and 25% of total net revenues for the same periods in 2002. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our associated companies in China to our subsidiaries. The period-to-period increase in the absolute dollar amount was mainly due to the severance benefit of $0.6 million recorded in the month of May 2003, the acquisition of Memestar and an increase in expenses paid for transferring economic benefits generated from our associated companies in China to our subsidiaries.

Stock-based compensation expense

     Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $93,000 and $0.5 million for the three and nine months ended September 30, 2003, respectively, and $0.5 million and $10.5 million for the three and nine months ended September 30, 2002, respectively. At September 30, 2003, we had approximately $7,000 of deferred stock compensation, which will be fully amortized during the fourth quarter of 2003.

Amortization of intangible assets

     Amortization of intangible assets of $0.4 million for the three months ended September 30, 2003 relates to our acquisition of Memestar. Amortization of intangible assets of $1.3 million for the nine months ended September 30, 2003 relates to our acquisitions of Memestar and Techur. Amortization of intangible assets of $1.7 million for the nine months ended September 30, 2002 relates to our acquisition of Sinanet.com.

     As a result of the acquisition of Memestar in January 2003, we recorded intangible assets of approximately $2.2 million, which are being amortized over one to two years. The amortization expense was approximately $0.4 million and $1.2 million for the three and nine months ended September 30, 2003.

     As a result of the acquisition of Techur in November 2002, we recorded intangible assets of approximately $1.1 million, which are being amortized over a period of three years. The amortization expense was approximately $0.1 million for the nine months ended September 30, 2003.

     As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over three years. The amortization expense was $1.7 million for the nine months ended September 30, 2002.

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

Interest income

     Interest income was $0.9 million and $1.9 million for the three and nine months ended September 30, 2003, respectively, compared to $0.6 million and $2.4 million for the same periods in 2002. The period-to-period decrease in interest income for the nine months ended September 30 was primarily due to lower applicable interest rates. See Item 3 “Quantitative and Qualitative Disclosure about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of the sales of zero coupon convertible subordinated notes in July, 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which were amortized over 4 years. The amortization expense was $0.2 million and $0.2 million for the three and nine months ended September 30, 2003.

Loss on equity investments

     Our loss on equity investment of $0.2 million and $0.8 million for the three and nine months ended September 30, 2003 mainly relates to our investment in the Shanghai NC-SINA joint venture, while our loss on equity investment of $0.3 million and $0.5 million for the three and nine months ended September 30, 2002 mainly relates to our investment in Sun Media.

     In January 2003, we formed a joint venture named Shanghai NC-SINA in China with NC Soft, a Korean online game company. We invested $2.6 million in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the three and nine months ended September 30, 2003, we recorded $0.2 million and $0.9 million of equity loss from this investment.

     In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). During the three and nine months ended September 30, 2002, we recorded $0.3 million and $0.5 million of equity loss from this investment. The fair market value of the Sun Media investment was $8.1 million at September 30, 2003. We are monitoring the developments of Sun Media closely. If we determine that the decline in value of the investment is other than temporary, we will have to recognize the loss from the investment in the statements of operations in future periods.

Provision for income taxes

     We are incorporated in Cayman Island where no income taxes are imposed. We have operations in four tax jurisdictions including China, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations as of September 30, 2003. Our China operations are conducted through various entities with statutory income tax rates ranging from 0% to 33%. Our China operations became profitable on an overall basis starting the quarter ended September 30, 2003 and we had been utilizing net operating losses generated from past operations in China since then.

     During the quarter ended September 30, 2003, we had fully utilized our cumulative net operating losses in China. We anticipate that we will pay income taxes for our China operations for the six months period ending December 31, 2003. The income tax amount to be paid in China for the six months period ending December 31, 2003 will depend on several factors including our ability to obtain or extend preferential tax treatments for our entities in China. We have recorded an income tax provision in the amount of $0.4 million for the three months ended September 30, 2003 relating to our China operations. This amount represented the best estimate we have based on our projected operating results for the six months period ending December 31, 2003 in China and our current tax structure in China. We are currently applying for preferential tax treatments for several entities in China. Our future effective rates would be determined by the outcome of these applications.

     Due to our operating and tax structures in China, we need to enter many related party transactions among the entities in China. We believe that the terms of such related party agreements are in compliance with the laws in China. Some of our related party agreements had been reviewed by the tax authorities in China and no comments were raised. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China might challenge the transfer prices that we used for the related party transactions among our entities in China in the future.

Liquidity and Capital Resources

     We have funded our recent operations and capital expenditures primarily using the net proceeds of $97.5 million raised through the sale of preference shares and $68.8 million raised from the sale of ordinary shares in the initial public offering, $97.3 million raised from the sales of zero coupon convertible subordinated notes in July 2003, as well as revenue from our operations. As of September 30, 2003, we had $208.2 million in cash and cash equivalents and short-term investments.

     For the nine months ended September 30, 2003, net cash provided by operating activities was $26.4 million, primarily attributable to net income of $22.2 million, loss on equity investment of $0.8 million, depreciation expenses of $3.7 million, stock based compensation of $0.5 million, amortization of convertible debts issuance cost of $0.2 million, amortization of intangible assets of $1.3 million, write-off of intangible assets of $0.9 million, increase in income taxes payable of $0.4 million and increase in accrued liabilities of $7.6 million, offset by increase in accounts receivable of $7.8 million, increase in prepaid expenses and other current assets of $2.4 million and decrease in accounts payable of $1.0 million. For the nine months ended September 30, 2002, net cash provided by operating activities was $1.4 million and was primarily attributable to our net loss of $6.4 million, increase in accounts receivable of $0.6 million and increase in prepaid expenses and other current assets of $0.7 million, offset by loss on equity investment of $0.5 million, loss on disposal of fixed assets of $0.2 million, depreciation expense of $3.7 million, stock based compensation of $1.5 million, amortization of intangible assets of $1.7 million, increase in accounts payable of $0.2 million and increase in accrued liabilities of $1.1 million.

     Net cash used in investing activities was $22.7 million for the nine months ended September 30, 2003, primarily due to the purchase of capital equipment of $4.3 million, net cash in the amount of $9.2 million paid for the acquisition of Memestar, cash in the amount of $2.8 million used for the investment in joint ventures, and purchase of short-term investments of $6.4 million. This compares to net cash provided by investing activities of $17.6 million for the nine months ended September 30, 2002, primarily due to the sales of short-term investments of $19.4 million, offset by the use of $1.6 million for the purchase of capital equipment.

     Net cash provided by financing activities was $102.7 million for the nine months ended September 30, 2003 primarily related to the net proceeds of $97.3 million from the sales of zero coupon convertible subordinated notes in July 2003, the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $4.4 million and the proceeds from the repayment of shareholders’ notes of $1.0 million. This compares to net cash provided by financing activities of $32,000 for the nine months ended September 30, 2002, primarily related to the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

     We currently have no material commitments other than operating leases for our facilities. As of September 30 2003, the Company had future minimum rental lease payments of $1.0 million $1.3 million, $0.4 million and $0.2 million due less than one year, one to three years, four to five years and over five years, respectively, under non-cancelable operating leases.

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

     We believe that our future success depends on our ability to significantly increase revenue from our operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to: attract buyers for our mobile value-added services; attract advertisers; attract a larger audience to our network; derive revenue from our users from fee-based Internet services; respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors; maintain our current, and develop new, strategic relationships; increase awareness of our brand and continue to build user loyalty; attract and retain qualified management and employees; upgrade our technology to support increased traffic and expanded services; and expand the content and services on our network.

Until recently, we had incurred net losses since inception and we may incur future losses.

     We recorded a net income of approximately $22.2 million for the nine months ended September 30, 2003. However, as of September 30, 2003, we had an accumulated deficit of approximately $92.3 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

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

     We are relying on mobile value-added services for a significant portion of our future revenue, and we rely mainly on China Mobile and China Unicom for service delivery and fee collection.

     The majority of our recent revenue growth was from the development of our mobile value-added services. Our revenues from mobile value-added services accounted for 85%, 86% and 89% of our total non-advertising revenues each for the three months ended March 31, June 30 and September 30, 2003, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our mobile value-added services, at a sufficient rate, our revenue growth will be negatively affected.

     Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“CMCC”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”) and its subsidiaries. We rely on CMCC and Unicom for providing the network and gateway for the mobile value-added services we provide to our users. We also utilize their billing systems to collect service fees from our subscribers.

     Our fee arrangements with CMCC and Unicom could change at any time due to the dominance of these two mobile service providers, the large number of providers of mobile value-added services, and the consequent power of the mobile service providers to dictate the terms of such fee arrangements. If CMCC and Unicom choose to increase such fee charged for providing service, our gross margin for mobile value-added services and our operating profitability will be negatively affected.

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

     The majority of our mobile value-added service revenues are derived from services charged on a monthly subscription basis. If CMCC or Unicom restricts or disallows some or all of mobile value-added services to be charged on a monthly subscription basis, our revenues from mobile value-added services will be severely impacted.

Wireless technology changes rapidly, and we may not be successful in working with new technology standards.

     Wireless technology undergoes rapid changes. Our current mobile value-added services business consists principally of text messaging. As the technology evolves to accommodate multi-media messaging services, wireless e-commerce and music download, etc., we would need to adapt to and support these services in order to be successful. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

Our investment in online game may not be successful.

     Online game is currently one of the fastest growing online services in China. We have invested and intend to expand in this area, and have formed a joint venture in China with NCSoft, a leading online game company in Korea, to pursue these objectives. Some of our competitors have entered this market ahead of us and have achieved significant market positions. There can be no assurance that we will succeed in this market competition. If we fail to achieve a significant position in online game, we would not realize our intended returns on our past investment. Moreover, we may fall behind our competition, and our results and share price may suffer.

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

     Substantially all profits generated from our associated operating companies are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms under these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China might challenge the transfer prices that we used for related party transactions among our entities in China in the future.

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

     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to utilize revenue generated in renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations.

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

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the three months ended September 30, 2003, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $21.6 to $43.3 and the sale price of our common stock closed at $38.65 on October 31, 2003. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

     Future outbreaks of Severe Acute Respiratory Syndrome (SARS) could adversely affect our business.

     Future outbreaks of SARS in China and surrounding areas, where most of our employees work, could negatively impact our business in ways that are hard to predict. Prior experience with the SARS virus suggests that a future outbreak of SARS may lead public health authorities to enforce SARS quarantines, which could result in closures of some of our offices and other disruptions of our operations. A future SARS outbreak could result in reduction of our advertising and fee-based revenues.

     We issued $100 million of zero coupon convertible subordinated convertible notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our earnings per share.

     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our earnings per share.

     Anti-takeover provisions in our charter documents may discourage our acquisition by a third party, which could limit our shareholders’ opportunity to sell their shares at a premium.

     Our Memorandum and Articles of Association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change-of-control transactions. These provisions could have the effect of depriving shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or similar transaction.

     For example, our Board of Directors has the authority, without further action by our shareholders, to issue up to 3,750,000 preference shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preference shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. In addition, if the Board of Directors issues preference shares, the market price of our ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be adversely affected.

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

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three and nine months ended September 30, 2003 was not material to us.

Investment Risk

     On September 28, 2001, we acquired an approximately 27.6% interest in the equity of Sun Media (“Sun Media”) Group, a satellite TV broadcaster and a cable TV program syndicator listed on the Hong Kong Stock Exchange. As of December 31, 2002, our interest had been diluted to 17.4% as a result of issuances of new shares by Sun Media. We invested in this company for business and strategic purposes and have classified this investment as a long-term investment, which had been accounted for using the equity method until September 30, 2002. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115. Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as a component of accumulated other comprehensive income (loss) in shareholders’ equity. During the three months ended September 30, 2003, we marked this investment to market value and thus recorded $0.7 million in unrealized loss on our marketable equity securities as a component of comprehensive income. The fair market value of such investment was $8.1 million at September 30, 2003. We are monitoring the developments of Sun Media closely. If we determine that the decline in value of the investment is other than temporary, we will have to recognize the loss from the investment in the statements of operations in future periods.

Item 4. Controls and procedures

     The Company’s management, with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its CEO and its CFO, as appropriate, to allow timely decisions regarding required disclosure. The Company also has investments in certain unconsolidated entities. As the Company does not control or manage these entities, its disclosure of controls and procedures with respect to such entities is necessarily more limited than those it maintains with respect to its consolidated subsidiaries. No changes were made to SINA’s internal controls during the registrant’s most recent quarter that have materially affected, or are reasonably likely to materially affect, the registrant’s internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

     On July 7, 2003, the Company issued and sold $100 million aggregate principal amount of zero coupon convertible subordinated notes (the “Notes”) due 2023 to Credit Suisse First Boston LLC (the “Initial Purchaser”). We were told by the Initial Purchaser that the Notes were resold in transactions which were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) to persons reasonably believed by the Initial Purchaser to be “qualified institutional buyers” (as defined in Rule 144A under the Securities Act). After deducting approximately $2.3 million in fees to the Initial Purchaser and $0.4 million in other related expenses, the net proceeds of the offering were approximately $97.3 million. The Notes are convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, the Company has the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. The Company filed a Registration Statement on Form S-3 for the resale of the notes and the ordinary shares issuable upon conversion of the notes; however, the SEC has not declared the Registration Statement to be effective. The net proceeds of $97.3 million from the sale of the Notes were deposited with financial institutions according to the Company’s investment policy. The Company intends to use the net proceeds of this offering for general corporate purposes, including working capital, capital expenditures and potential future acquisitions.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On September 26, 2003, the Company held its Annual General Meeting of Shareholders. At the meeting, the shareholders elected as directors Yongji Duan (with 41,295,685 shares voting for and 853,223 withheld), and Yang Wang (with 41,495,690 shares voting for and 653,218 withheld).

     The shareholders also approved the increase of the share capital of the Company by increasing the authorized number of ordinary shares, par value $0.133 per share, from 75,000,000 to 150,000,000 (with 41,625,251 shares voting for, 495,243 against, and 28,414 abstaining).

     The shareholders also ratified the appointment of PricewaterhouseCoopers as the independent auditors for the current fiscal year (with 41,904,572 shares voting for, 214,465 against, and 29,871 abstaining).

Item 5. Other Information

     On September 2, 2003, the Company announced the appointment of Yongji Duan, a director of the Company since 1997, as co-chairman of its board of directors.

     Daniel Mao, one of the Company’s former directors, did not seek re-election as a director at the Annual General Meeting of Shareholders held on September 26, 2003, and, as such, his term as a director expired at such meeting.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of SINA Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of SINA Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.

     (b)  Reports on Form 8-K

On July 1, 2003, the Company filed a Current Report on Form 8-K which attached and incorporated by reference three press releases announcing the Company’s proposed offering of zero coupon convertible subordinated notes, the pricing of such notes, and the Company’s revised earnings estimates for the second quarter of 2003 respectively.

On July 7, 2003, the Company filed a Current Report on Form 8-K which attached and incorporated by reference a press release announcing the issuance of an additional $20 million principal amount of zero coupon convertible subordinated notes.

On July 23, 2003, the Company furnished a Current Report on Form 8-K to report the announcement of our financial results for the quarter ended June 30, 2003.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA CORPORATION

Dated: November 14, 2003

	By:	/s/ Charles Chao

Charles Chao Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits Index

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes – Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer of SINA Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer of SINA Corporation pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

*	Filed herewith.