Form 10-K
period 2003-12-31
SINA CORP
filed 2004-03-15
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-30698

SINA Corporation
(Exact Name of Registrant as specified in its charter)

Cayman Islands	52-2236363
(State or other jurisdiction of Incorporation or organization)	I.R.S. Employer Identification Number)

Room 1802, United Plaza

1468 Nan Jing Road West
Shanghai 200040, China
(86-21) 6289 5678
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Share, $0.133 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer.     Yes ☑          No ☐

      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $632,222,733 as of June 30, 2003, based upon the closing sale price for our ordinary shares as quoted by the Nasdaq National Stock Market reported for such date. Shares of ordinary shares held by each officer and director and by each person known to the registrant (based on information provided by such persons and/or the most recent schedule 13G’s as filed by such persons) to beneficially own 5% or more of the outstanding ordinary shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      As of March 9, 2004, there were 50,010,643 shares of the registrant’s ordinary shares outstanding, $0.133 par value.

DOCUMENTS INCORPORATED BY REFERENCE

      Part III (Items 10-14) incorporate information by reference from the definitive proxy statement for the 2004 Annual Meeting of Shareholders to be filed hereafter.

SINA CORPORATION

INDEX

		Page No.

PART I
Item 1.	Business	2
Item 2.	Properties	31
Item 3.	Legal Proceedings	31
Item 4.	Submission of Matters to a Vote of Security Holders	31
PART II
Item 5.	Market for the Registrant’s Common Equity, Related Shareholders Matters and Issuer Purchases of Equity Securities	32
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	58
Item 8.	Financial Statements and Supplementary Data	60
	Report of Independent Accountants	61
	Consolidated Balance Sheet at December 31, 2003 and 2002	62
	Consolidated Statement of Operations for the years ended December 31, 2003 and 2002 (unaudited), six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	63
	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2003 and 2002 (unaudited), six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	64
	Consolidated Statement of Cash Flows for the years ended December 31, 2003 and 2002 (unaudited), the six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	66
	Notes to Consolidated Financial Statements	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	97
Item 9A.	Controls and Procedures
PART III
Item 10.	Directors and Executive Officers of the Registrant	97
Item 11.	Executive Compensation	97
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter	97
Item 13.	Certain Relationships and Related Transactions	97
Item 14.	Principal Accounting Fees and Services	98
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8K	98
	SIGNATURES	99
	POWER OF ATTORNEY	99
	EXHIBIT INDEX	100
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.37
EXHIBIT 10.38
EXHIBIT 10.39
EXHIBIT 10.40
EXHIBIT 10.41
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

      Our corporate Internet address is http://corp.sina.com. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC.

PART I

Item 1.     Business

Overview

      SINA Corporation (“SINA”, “we” or “the Company”), formerly known as SINA.com, is a leading online media company and value-added information services provider in China and for Chinese communities worldwide. With a network of localized web sites targeting Greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce, and enterprise e-solutions. In turn, we generate revenue through advertising, mobile value-added services, e-commerce and enterprise services. As of December 31, 2003, SINA had approximately 94 million registered users worldwide. According to a survey by the Chinese Academy of Social Sciences published in September 2003, SINA is the web site most preferred by Internet users in China.

      SINA was formed by a merger between Beijing SINA Information Technology Co. Ltd. and California-based SINANET.com in March 1999. In April 2000, the Company completed its initial public offering on the Nasdaq National Market. Over the course of the past three years, SINA has transformed itself from a pure Internet portal relying almost exclusively on online advertising to a company with multiple revenue streams. For the year ended December 31, 2003, non-advertising revenues accounted for 64% of our total revenues, up from 36% for the same period in 2002.

      Headquartered in Shanghai, China, SINA has offices in six cities and a network of four web sites around the world. The primary focus of our operations is in China, where we generated 95% of our total revenues for the year ended December 31, 2003. According to a survey published by the China Internet Network Information Center, China had 79.5 million Internet users as of December 31, 2003, making China the country with the second-largest number of Internet users in the world. The number of Internet users in China is expected to grow to 154 million by 2007, according to IDC. As a leading online media company in China, SINA is expected to benefit directly from growth in China’s Internet market.

      As of December 31, 2003, China had approximately 268.7 million mobile phone users, according to statistics from China’s Ministry of Information Industry, making China the country with the largest number of mobile phone users in the world. By 2007, the number is expected to reach 415 million, according to Gartner Dataquest. Short messaging services (“SMS”) as well as other forms of mobile value-added services such as multimedia messaging services (“MMS”), wireless application protocol (“WAP”), and interactive voice response (“IVR”) have grown as a result of the rapid adoption of mobile phones. Over the past three years, we have leveraged our network of websites and our large user base to become a leading mobile value-added services provider in China. Revenues from mobile-value added services were one of the major drivers for our growth in the past 24 months. In January 2003, we acquired Memestar Limited, a mobile value-added service provider in China to expand our customer base and product offerings. In February 2004, we entered into a definitive agreement to acquire all outstanding shares of Crillion Corporation, a provider of mobile value-added services in China.

      We provide our services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel).

      The following table presents an overview of our financial reporting structure as well as our vertical properties and services:

Revenue Classification	Advertising (online advertising) Non-advertising (Fee-based services, mobile value-added services, e-commerce, enterprise e-services)

Properties and					SINA E-
Services	SINA.com	SINA Mobile	SINA Online	SINA.net	Commerce

	• News and various online content • Online advertising	• Mobile value-added services	• Community- based services • Online games	• Search • Enterprise solutions	• Online shopping • Travel and hotel booking services

Properties and Services

     SINA.com

     SINA Portal Network

      Our portal network consists of four destination websites dedicated to users in Greater China including mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each of our destination sites consists of Chinese-language news and content organized into interest-specific channels, extensive community and communication services and sophisticated web navigation capability through SINA search and directory services. As of December 2003, SINA had approximately 94 million registered users, or SINA Netizens.

     Interest-Based Channels

      On all of our websites, SINA offers a variety of interest-based channels that provide region-focused format and content. Our most popular channels are listed below.

•	SINA News. SINA News aggregates feeds from hundreds of news providers, bringing together content from media companies such as China Central Television and Xinhua News Agency. Through SINA News, our users have access to breaking news coverage, from multiple sources and points of view.

•	SINA Sports. SINA Sports provides access to up-to-the-minute news, real-time statistics and scores, text broadcast programming, local and global coverage.

•	SINA Entertainment. SINA Entertainment contains extensive coverage of the local and international entertainment news and events that are of interest to our users, including dining, movies, television programs, plays, operas as well as popular and classical music.

•	SINA Technology. SINA Technology is a wide-ranging channel for news and information relating to the technology industry along with product reviews and software downloads.

•	SINA Finance. SINA Finance provides a comprehensive set of financial resources, from business news to personal finance columns. SINA Finance also offers stock quotes from the Shanghai and Shenzhen stock exchanges as well as breaking news from individual listed companies and market trends analysis.

•	SINA Search. SINA Search provides a web directory that allows the users to search the web by subjects or via a directory tree. It also features a web page search engine for users to obtain relevant web content based on the key words they enter.

•	SINA Auto. SINA Auto is a comprehensive information source for car buyers and auto enthusiasts. The Auto channel covers the latest news from the industry, car reviews, comparison charts and a real-time interactive pricing and feature guide for car buyers.

•	SINA Real Estate. SINA Real Estate provides the latest news, pricing and availability on new, used and rental housing. It also features interactive electronic maps, discussion forums and how-to guides for buyers, sellers and owners of properties on topics ranging from home buying, selling, furnishing and repairing.

•	SINA Gaming. One of the largest gaming information web sites in China, SINA Gaming provides news and updates on popular online and pc games as well as game hardware and accessories in China. SINA Gaming also provides downloads and entry points for users to popular online games in China.

•	SINA e-Ladies. SINA e-Ladies is a woman channel co-produced by SINA and L’Oreal. e-Ladies provides fashion and celebrity news, guides on make-up, clothing, fashion accessories as well as tips on health and relationship.

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

      Our primary target client base for advertisers and sponsors consists of global corporations doing business in Greater China and domestic companies in each of the regions we operate in, to which we sell from both our corporate and regional headquarters. Global corporations are typically Fortune 500 and Fortune 1000 companies with significant operations worldwide that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Chinese Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. For the year ended December 31, 2003, approximately 90% of our advertising revenues were derived from China and approximately 582 clients advertised on our China web sites. A partial list of our advertising clients includes: 999 Group, China Mobile, China Telecom, Shanghai Volkswagen, Hewlett Packard, BenQ, Microsoft, Dell, IBM, Johnson and Johnson, Lenova, L’Oreal, Motorola, Nokia, Nike, Merchant Bank of China, Samsung, and TCL.

     SINA Mobile

      SINA Mobile provides mobile value-added services through the Monternet platform of China Mobile Communication Corporation (“China Mobile) and the UNI-Info platforms of China Unicom Co., Ltd (“China Unicom”). We also work closely with regional mobile operators to jointly promote our mobile value-added service offerings. In 2003, we generated $64.4 million in revenues from mobile value-added services, accounting for 56% of our total revenues.

      Our mobile value-added services allow users to receive news and information, download ring tones and pictures, and participate in dating and friendship communities. Users can order these services through our website or through their mobile phones on a monthly subscription basis or per-message basis. Our mobile value-added service offerings are currently priced between RMB 0.10 and RMB 2.00 per message and between RMB 2.00 and RMB 30.00 per monthly subscription. For the year ended December 31, 2003, we generated over 80% of our mobile value-added services revenues from monthly subscription services. For the months of March, June, September and December 2003, we had 4.4 million, 6.8 million, 9.0 million and 10.5 million paid monthly subscriptions for our mobile value-added services, respectively. We receive payments from our users via China Mobile and China Unicom, who bill the users on our behalf and deduct a percentage of the revenue for providing the billing service. In addition, we are charged a per-message transmission fee by China Mobile and China Unicom, which varies depending on the type of message and volume of messages sent. In 2003, we generally received 78% and 73% of the amounts collected by China Mobile and China Unicom, respectively, from users of our mobile value-added services.

      Our mobile value-added services can be categorized into three main categories — news and information, community, and multimedia downloads:

News and Information	Community	Multimedia Downloads

• Headline news • Financial news • Technology news • Sports news • Weather forecast	• Dating and friendship • Games and quizzes • Educational products	• Ring tones • Logos and pictures • Screen savers

      We provide our mobile data products through our SMS, MMS, WAP and IVR services.

     Short Messaging Service (SMS)

      As many mobile phones are able to display and send text in Chinese, SINA developed a suite of services that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and mobile games.

     Multimedia Messaging Service (MMS)

      Using general packet radio service (GPRS) technology, MMS enables users to download color pictures and sophisticated ring tones, as well as to transmit more data per message. SINA currently provides MMS services in five major categories: MMS downloads, MMS news, MMS love, MMS jokes, and MMS dating/games.

     Wireless Application Protocol (WAP)

      SINA’s WAP services allow users to browse content on their mobile phones similar to accessing information on Internet web sites. SINA’s WAP services use GPRS technology to provide users with color pictures and graphics, sophisticated ring tones, news, chatting and dating, games and entertainment.

     Interactive Voice Response System (IVR)

      SINA’s IVR service provides mobile phone users with voice content, including chatting and dating, news information and interactive games.

     SINA Online

      SINA Online offers a variety of community-building services designed to encourage users to become active and loyal registered members, or SINA Netizens. Our integrated SinaMail, Sina Instant Messenger, SinaChat, SinaForum and SinaDating products and services enable SINA Netizens to communicate with each other or with groups of others in the SINA community. SINA Online also includes our online game product offerings.

      SinaMail. SinaMail is our free email service. We operate one of the largest free email systems in China.

      Sina Instant Messenger. We have recently launched the SINA668 which is a free instant messaging service powered by our proprietary technology. SINA668 features over one hundred display pictures and many other innovative tools.

      SinaChat and SinaForum. Through SinaChat and SinaForum, members with similar interests can meet online and share their thoughts and opinions on a variety of topics. We have also integrated the SinaForum with our news service. Users can comment on the particular news they are reading with one click on the links to the related forum topic on SinaForum.

      SinaDating. For members seeking friends and personal relationships, our SINADating service provides them with a “community within a community.” Special features include the Drift Bottles, Feature Match, Astrological Match Making, Love Express, Community Court and Member Album.

      Premium Email. We introduced our paid email service in China in August 2001 and have accumulated over 1.3 million registered users for the service as of December 2003. Our paid email service provides features such as anti-virus software, junk mail filter, and unlimited attachment size for a small monthly fee.

      Internet Access. Through partnerships in China, Taiwan and the US, we offer dial-up Internet access to our web site users. Depending on the terms of the partnership, we may act as a marketing partner to market our partner’s services and share a percentage of the revenue or we may offer SINA branded access to the end users by buying the access at wholesale prices and reselling it to our end users with a mark-up.

      Online Games. Our SINA Gaming channel has become one of the most popular gaming websites in China and has provided us with an entry into the growing online gaming market. Through our strategic alliances with local online game publishers, we are working to become a leading partner for online game operators. Our alliances usually include arrangements for SINA to host servers and develop websites organized under the SINA Games platform that provide services such as software downloads, player reviews and forums. In January 2003, we formed a joint venture with NC Soft, a leading online game provider in Korea to launch the popular online games Lineage and Lineage II in China. In January 2004, we entered into a license agreement with Plenus Inc. to introduce the NetMarble game portal service and casual games to our registered user base. NetMarble is one of the most successful game portals in Korea.

     SINA.net

      SINA.net provides enterprise solutions on an integrated platform to government agencies and small to medium-sized businesses in China. These solutions include search and listings services, web hosting, corporate email, and proprietary software products.

     Search and Listings

      Our listing properties include a search engine, a directory and classified information. Our search engine and directory provide an intuitive and user-friendly online guide to web navigation and a gateway to the vertical offerings on the SINA network. Users can either browse the directory listings by subject matter, or use

SINA Search, a rapid keyword search function that scans the contents of the entire directory. In addition to any relevant listings from our directory, we provide users with web-wide search results from search engines provided by our partners. For browser-driven inquiries, our directory results include Sponsored Sites, a SINA created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword-search-driven inquiries, our search results also include SINA Sponsor matches, site listings with enhanced placement in search results that are bought by businesses or organizations.

     Corporate Email

      Leveraging our large-scale personal email system, we offer a premium email service to small/medium size businesses. This email service includes the bundling of a pre-set number of email boxes with larger storage than SinaMail as well as customized email addresses for business use.

     Software Products

      We have developed proprietary software products that allow users to view Chinese-language content and switch between Chinese and English languages without regard to the underlying operating system. Chief among these products is RichWin. First launched in April 1994, it is an operating system overlay that allows users to move between a Chinese and an English operating environment. We sell the latest version of our RichWin software product to businesses and consumers.

     SINA E-Commerce

      Our e-commerce services are divided into two areas: SinaMall, our online shopping website which links quality vendors with our large user base and travel and hotel booking services.

     SinaMall

      We currently offer SinaMall, an online shopping website, on our China and North America web sites. Our technology platform enables both multinational and local merchants to transact business online. We generate revenue from monthly hosting fees and through receiving a percentage of online sales from our merchant partners. We work with merchants to design customized marketing campaigns that involve both advertising and sales of their products over our network.

     Travel and Hotel Booking

      In December 2003, we entered into a definitive agreement with a China company providing online and offline hotel booking services under the brand name Fortune Trip. Fortune Trip is a hotel booking services provider in China with over 1,000 hotels in its nationwide hotel network. As China’s economy grows, the volume of business and leisure travel is steadily increasing. However, the hotel booking market is still relatively undeveloped, given the lack of a nationwide hotel reservations system. We believe that Fortune Trip’s market position and focus on customer service, combined with SINA’s leading online brand and user base, will allow us to capture a portion of the hotel booking services market.

Strategic Relationships

      We have developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend our brand and services to a broader audience.

     Content Partnerships

      The goal of our content partnerships is to provide our users with the broadest offering of Chinese-language content available. We contract with approximately 800 content partners to display their content on one or more of our web sites free of charge or in exchange for a share of revenue, a licensing fee, access to our content or a combination of these arrangements. Some of our leading content providers include Xinhua News Agency, China Central Television, AFP, Reuters and Shanghai Securities News. These content partnerships are usually of one to two years’ duration with a one-year automatic renewal.

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

      Our servers run on RedHat Linux, FreeBSD, Solaris and Windows platforms using Apache and IIS servers. These servers are maintained at China Telecom Corporation and China Netcom Corporation in China, Hinet and APOL in Taipei, Taiwan, Qwest in Sunnyvale, California, as well as iAdvantage in Hong Kong. We believe that these hosting partners provide operating advantages, including an enhanced ability to protect our systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to our systems. In addition, we conduct online monitoring of all our systems for accessibility, load, system resources, network-server intrusion and timeliness of content. SINA’s mobile applications in China leverage the aforementioned web operation resources by utilizing the wireless infrastructure of China Mobile Communication Corporation and China Unicom Co., Ltd to provide mobile value-added services to SINA’s users.

Competition

      We operate in the market of online content and services for the global Chinese community. The industry can be classified as highly competitive and rapidly changing due to the fact that the Internet is still at its nascent stage in China and is experiencing fast growth. Other online content/services companies such as Sohu.com, Netease, Tom.com and Yahoo! China compete with SINA for user traffic, advertising revenue, e-commerce transactions, mobile value-added services and other fee-based services. Industry consolidation, however, may also occur as the market for the Internet in China matures, which could result in increased competition for us.

      As we expand our vertical product offerings into new areas such as travel, online games and e-commerce, we face increasing competition from niche players that focus on these same verticals. For example, Ctrip has attracted a significant user base in online travel and eBay/eachnet has established a market presence in online auctions in China. Similarly, Yahoo!/3721, Baidu and Huicong focus on the growing search market in China. On the mobile side, we are seeing competition from non-portal service providers that specialize in mobile value-added services such as MMS, WAP and IVR. As SINA continues to broaden its range of product offerings, we expect increasing competition from these category players in the coming years.

      We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

      Our ability to compete successfully depends on many factors, including the quality of our content, the breadth, depth and ease of use of our services, our sales and marketing efforts, and the performance of our technology. See also “Risk Factors — The markets for mobile value-added services and internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.”

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

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of Jun He Law offices Lawyers, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Overview

      The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship. Besides the Ministry of Information Industry, or MII, the various services of the PRC Internet industry is also regulated by various other governmental authorities, such as the State Administration of Industry and Commerce, or SAIC, State Council Information Office, or SCIO, the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA), the Ministry of Education, or MOE, the Ministry of Culture of PRC, or MCPRC, the Ministry of Health, or MOH. The Ministry of Public Security also has the regulation jurisdiction on the Internet business.

      Among all regulations, the Telecommunications Regulations of the People’s Republic of China, or Telecom Regulations, promulgated on September 25, 2000, is the primary governing law. Telecom Regulations set out the general framework under which domestic Chinese companies may engage in various types of telecommunications services in the PRC. It reiterated the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation. The Telecom Regulations differentiates the telecommunications services into basic telecommunications services and value-added telecommunications services. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business”, an attachment to the Telecom Regulations and updated by MII’s Notice on Adjusting the Catalogue of Telecommunications Business of April 1, 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services.

      On December 20, 2001, after China’s formal entry into the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulates that foreign-invested telecommunications enterprises, or FITEs, may undertake operations in basic telecom services and value-added telecom services. Currently, The foreign party to a value-added FITE may hold up to 50% equity, with no geographic restrictions on its operations. Before that, foreign investor was prohibited to invest in Internet content services. The PRC government has not made any further commitment to loosen the regulation of FITEs.

      According to the Measures for the Administration of Internet Information Services described below, enterprises must obtain an ICP license in first place to conduct Internet content service businesses. When the Internet content involves areas of news, education, medical, health or medicine, which are regulated by the MCPRC, the MOE, the MOH and other governmental authorities respectively, the enterprise must also obtain permission from responsible national authorities.

PRC Corporate Structure

      SINA is a holding company, which owns the following material wholly owned subsidiaries in China:

•	Beijing SINA Information Technology Co. Ltd. (“BSIT”)

•	Star-Village.com (Beijing) Internet Technology Limited

•	Beijing New Media Information Technology Co. Ltd.

•	Beijing SINA Internet Technology Service Co. Ltd.

      In compliance with PRC’s foreign investment restriction in Internet information services and other laws and regulations, we conduct all our Internet information services, advertising and mobile value-added services in China via the following domestic Variable Interest Entities, or VIEs:

•	Beijing SINA Internet Information Service Co., Ltd. (“the ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling advertisements to advertisers directly under its online advertising license. It is also responsible for providing mobile value-added services in China via third party mobile operators to the users. It is 3% owned by Yan Wang, our Chief Executive Officer and director, and 97% owned by six other of our non-executive PRC employees.

•	Beijing SINA Interactive Advertising Co., Ltd. (“the Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by BSIT. This entity has become inactive after the ICP Company obtained online advertising license in May 2002.

•	Guangdong SINA Internet Information Service Co., Ltd. (“the GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is 10% owned by Yan Wang and 90% owned by five other of our non-executive PRC employees.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five of our non-executive PRC employees.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five of our non-executive PRC employees.

      The capital investment in these VIEs is funded by SINA and registered as interest-free loans to these PRC employees. As of December 31, 2003, the amount of interest-free loans to the employee shareholders of VIEs amounted to $4.1 million. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of loans outstanding; all voting rights of the VIEs are assigned to SINA. SINA has the power to appoint all directors and senior management personnel of the VIEs. SINA through its wholly-owned subsidiaries in China has also entered into exclusive technical and other service agreements with the VIEs, under which these subsidiaries provide technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, SINA’s employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for non-payment of loans or for fees on technical and other services due SINA.

     Classified Regulations

     Internet Information Services

      The Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect on September 25, 2000, Under the ICP Measures, any entity that provides information to online Internet users must obtain operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulates that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their websites. ICPs must police their Web sites to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions set by other ministries over the past few years.

      On December 29, 2000, the ICP Company obtained an ICP license from the Beijing Telecommunications Administration, or the BTA (the municipal branch of the MII) for the first time. It also obtained a permit to operate its bulletin board systems on July 16, 2001 pursuant to additional ICP Measure regulations issued on October 8, 2000, which requires all companies that operate bulletin board systems, or BBS, to obtain official permits. Currently, the ICP Company has an updated ICP license issued on December 30, 2003 by the BTA with a 2-year validity term subject to annual inspection.

      Currently, StarVI holds an ICP license issued on April 8, 2003 by the BTA with a validity term to December 28, 2005 subject to annual inspection, Xunlong holds an ICP license issued on March 21, 2003 by Guangdong Telecommunications Administration, or GTA with a validity term to June 3, 2007 subject to annual inspection. GDICP holds an ICP license issued on December 8, 2003, by GTA with a 5-year validity term subject to annual inspection.

     Online News Publishing

      On November 7, 2000, the Provisional Regulations for the Administration of Web Site Operation of News Publication Services were jointly promulgated by SCIO and MII. The regulations stipulate that general web sites set up by non-news organizations may list news released by certain governmental news agencies, if they satisfy the requirements set forth in Article 9, but may not publish news items produced by themselves or news sources from elsewhere.

      Before commencing news-publishing services, the above regulations also require the general websites of non-news organizations to be approved by SCIO after securing permission from SCIO at the provincial level. In addition, the general websites intending to publish the news released by the aforementioned news agencies must enter into agreements with the respective organizations, and submit copies of the agreements to the relevant administration department.

      On December 27, 2000, SCIO approved The ICP Company to develop online news publishing services.

     Mobile value-added services

      On December 26, 2001, the MII published the Administrative Measures for Telecommunications Business Operating Licenses, or Telecom License Measures to supplement the FITE Regulations. The

Telecom License Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. Two types of telecom operating licenses exist in China (including FITEs): license for basic telecom services and license for value-added telecom services. Furthermore, a distinction is made as to whether a license is granted for intra-provincial or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities granted to the enterprise. An approved telecom service operator must conduct its business (basic or value-added) in accordance with specifications recorded on its Telecom Service Operating License. However, there are still ambiguities regarding the interpretation and application of the FITE Regulations.

      The ICP Company is currently holding a Value-Added Telecommunications Services Operating License issued on February 18, 2004 by the MII with a 5-year validity term subject to annual inspection, authorizing nationwide provision of information service in value-added telecommunications services.

      Xunlong is currently holding a Value-Added Telecommunications Services Operating License issued on February 26, 2003 by the GTA with a validity term to November 18, 2007 subject to annual inspection, authorizing the provision of call center service. StarVi is currently holding a Value-Added Telecommunications Services Operating License issued on January 17, 2004 by the BTA with a 5-year validity term subject to annual inspection, authorizing the provision of mobile value-added telecom services. Xunlong, StarVi, GDICP are in process of applying trans-regional Value-Added Telecommunications Services Operating License at present.

     Internet Publishing

      On June 27, 2002, the SPPA and MII jointly released the Provisional Rules for the Administration of Internet Publishing, or Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works mainly include content or articles formally published by press media such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications; and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited.

      According to the Internet Publishing Rules, Web portals like SINA are required to apply to and register with the GAPP before distributing Internet publications. In accordance with this rule, the ICP Company obtained a license from the GAPP on October 30, 2003 with a 10-year validity term subject to annual inspection to distribute Internet publications.

     Online Games

      On December 30, 1997, the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, was published by the SPPA, and went into effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which has been interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval and register the copyright licensing contract with the GAPP.

      On March 4, 2003, the Provisional Regulations for the Administration of Online Culture was issued by the MCPRC and went into effect on July 1, 2003. According to this regulation, commercial entities are required to apply to the relevant local branch of the MCPRC for an Online Culture Operating Permit to engage in online games services. On September 5, 2003, the MCPRC issued an Online Culture Operating Permit subject to annual inspection to the ICP Company, which authorize the ICP Company to provide online games service.

      In order to meet the legal requirements, SINA entrusted a licensed agency to obtain the GAPP’s approval and register the copyright licensing contract. The agency has completed these procedures, and obtained the relevant licensing and approval codes relating to this specific online game.

     Internet Medical, Health and Drug Information Services

      Pursuant to the Measures for the Administration of Internet Medical and Health Information Services issued on January 8, 2001, MOH, is responsible for reviewing the qualifications of Web sites and approving their publication of health-related information. According to the Provisional Regulations for the Administration of Internet Drug Information Services, issued by the State Drug Administration, or SDA, on January 11, 2001, websites publishing drug-related information must obtain approval from the SDA or one of its local branches.

      The ICP Company has obtained the aforementioned approvals from Beijing Health Bureau and Beijing Drug Administration on May 27, 2002 and January 17, 2002 respectively.

     Online Cultural Products

      The Provisional Regulations for the Administration of Online Culture as described above applies to entities engaging in activities related to “online cultural products”, including music and video files, network games, animation features, audiovisual products, performing arts and artworks converted for publishing via the Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MCPRC for an Online Culture Operating Permit if they engage in any of the following types of activities:

•	production, duplication, import, wholesale, retail, leasing or broadcasting of online cultural products;

•	publishing of online cultural products on the Internet or transmission thereof to computers, fixed-line or mobile phones, radios, television sets or gaming consoles for the purpose of browsing, reading, using or downloading such products; or

•	exhibitions or contests related to online cultural products.

      On September 5, 2003, the MCPRC issued an Online Culture Operating Permit with a 3-year validity term subject to annual inspection to the ICP Company.

     Online Advertising

      Currently, there is no national legislation governing the online advertising. The Beijing Administration of Industry and Commerce, or BAIC has released and adopted regulations with respect to online advertising, including the Notice Regarding the Standardization for Qualifications for the Operation of Online Advertising, Notice Regarding Applications by Network Economic Organizations for an Advertising Business License, Mandatory Regulations for the Administration Systems of Advertising Enterprises and Qualification Standards for the Registration of Online Advertising Business.

      According to the Notice Regarding the Standardization for Qualifications for the Operation of Online Advertising, companies that have already obtained advertising operating licenses may undertake design, production and agency work in relation to online advertising and may carry out advertising publication business via their own Web sites.

      On May 18, 2002, the State AIC issued an advertising operating license to the ICP Company. This license is subject to annual inspection.

     International Connections for Computer Information Networks

      Regulations governing international connections for PRC computer networks include:

•	Measures for the Administration of International Connections to China’s Public Computer Interconnected Networks (1996);

•	Provisional Regulations of the People’s Republic of China for the Administration of International Connections to Computer Information Networks (1997) and their Implementing Measures (1998);

•	Reply Concerning the Verification and Issuance of Operating Permits for Business Relating to International Connections for Computer Information Networks and for Public Multimedia Telecommunications Business (1998); and

•	Administrative Measures for International Communications Gateways (2002).

      According to the above regulations, any entity wishing to access international network connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.

      We believe that the companies as described in PRC corporate structure are in proper compliance with these requirements.

     Information Security and Censorship

      Regulations governing information security and censorship include:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1999);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and

•	Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002).

      These legislations specifically prohibit the use of Internet infrastructure where it may breach public security, provide socially destabilizing content or disclose state secrets. According to these legislations, it is mandatory for Internet companies in the PRC to complete security-filing procedures and regularly update information security and censorship systems for their Web sites with the local public security bureau. .

      According to the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated in July 2002 by the BAIC, websites must comply with the following requirements:

•	file with the BAIC and obtain electronic registration marks;

•	place the registration marks on their Web sites’ homepages; and

•	register their Web site names with the BAIC.

      The ICP Company has successfully registered their websites with the BAIC on December 23, 2003. Consequently, SINA’s electronic registration mark is prominently placed on its homepage.

      In addition, the State Security Bureau has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to comply with the relevant legal legislation regarding the protection of State secrets during online information distribution. Specifically, Internet companies in China with bulletin boards, chat rooms or similar services must apply for the approval of the State Secrets Bureau prior to operating such services. The ICP Company has established an internal security committee, adopted security maintenance measures, employed full-time BBS supervisors and has been exchanging information on a regular basis with the local public security bureau with regard to sensitive or censored information and Web sites. It is in full compliance with the governing legislation.

     Encryption Software

      On October 7, 1999, the State Encryption Administration Commission published the Regulations for the Administration of Commercial Encryption, followed by the First Notice of the General Office of the State Encryption Administration Commission on November 8, 1999. Both of these regulations address the use of software in China with encryption functions. According to these regulations, encryption product purchases must be reported. Violation of the encryption regulations may result in warning, penalty, confiscation of the encryption product, or criminal liabilities.

      On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies the encryption regulations as below:

•	Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products such as wireless telephone, Windows software and browsers do not fall within this scope.

•	The PRC government has already begun to research the laws in question in accordance with WTO rules and China’s external commitments, and will make revisions wherever necessary. The Administrative Regulations on Commercial Encryption will also be subject to such scrutiny and revision.

      We believe that the companies described in PRC corporate structure are in proper compliance with these requirements.

     Online education

      According to the Measures for the Administration of Educational websites and Online Education School released on July 5, 2000, to open educational websites and online education schools, application must be made to the administrative department overseeing education. Operation may begin only when inspected and approved by the administrative department. Educational websites and online education schools shall not operate without approval by the administrative department overseeing education.

      In compliance with the above regulation, the ICP Company has obtained the aforementioned approvals from Beijing Education Committee on March 26, 2002.

      For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it believes is inappropriate and we may be liable for such content.”

Web Site Access to Our Periodic SEC Reports

      Our corporate Internet address is http://corp.sina.com. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules Information contained on SINA’s web site is not part of this report or any other report filed with the SEC. You may read and copy any materials we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements, and other information that we filed electronically.

Employees

      As of December 31, 2003, we had 785 full-time employees, of whom 727 were employed in China, 21 were employed in the United States of America, 12 were employed in Hong Kong and 25 were employed in Taiwan. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

Financial Information about Geographic Areas

      The following is a summary of our geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Year ended and as of December 31, 2003:
Revenues	$2,398	$108,507	$1,854	$1,526	$114,285
Long-lived assets	66	7,592	132	856	8,646
Year ended and as of December 31, 2002 (unaudited):
Revenues	$2,772	$32,502	$1,715	$1,905	$38,894
Long-lived assets	362	5,453	452	1,332	7,599
Six months ended and as of December 31, 2002:
Revenues	$1,427	$19,675	$1,060	$1,054	$23,216
Long-lived assets	362	5,453	452	1,332	7,599
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240
Year ended and as of June 30, 2001:
Revenues	$6,866	$17,190	$1,002	$1,625	$26,683
Long-lived assets	1,754	6,103	1,317	2,737	11,911

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

      We believe that our future success depends on our ability to significantly increase revenue from our operations, for which we have a limited operating history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	offer new and innovative products;

•	attract buyers for our mobile value-added services;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increased traffic and expanded services; and

•	expand the content and services on our network.

          Until recently, we had incurred net losses since inception and we may incur future losses.

      We recorded a net income of approximately $31.4 million for the twelve months ended December 31, 2003. However, as of December 31, 2003, we had an accumulated deficit of approximately $83.1 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

          We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

      In 2003, advertising revenue constituted 36% of our total net revenue and our net advertising revenue grew from approximately $24.7 million in 2002 to approximately $41.2 million in 2003. Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

•	the development of a large base of users possessing demographic characteristics attractive to advertisers;

•	increased competition and potential downward pressure on online advertising prices;

•	the development of independent and reliable means of verifying levels of online advertising and traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.

      If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue could be negatively affected.

      Our growth in advertising revenues, to a certain extent, will also depend on our ability to increase the advertising space on our network. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues could be hampered. Further, the expansion of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on Internet if the third parties’ Internet advertising blocking software is widely used.

          We are relying on mobile value-added services for a significant portion of our future revenue, and we rely on China Mobile and China Unicom for service delivery and fee collection.

      The majority of our recent revenue growth was from the development of our mobile value-added services. Our revenues from mobile value-added services accounted for 85%, 86%, 89% and 90% of our total non-advertising revenues for the three months ended March 31, June 30, September 30 and December 31, 2003, respectively, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our mobile value-added services, at a sufficient rate, our revenue growth could be negatively affected.

      Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“China Unicom”) and its subsidiaries. We have established cooperation arrangements with China Mobile and China Unicom and their subsidiaries. As of January 31, 2004, we had entered into cooperation and revenue sharing contracts with 29 provincial and local subsidiaries of China Mobile and 11 provincial subsidiaries of China Unicom for various mobile value-added services. The term of these contracts is generally for one year with a few exceptions in which the term is for six months or for two years. The contract is typically renewed on an annual basis.

      We rely on China Mobile and China Unicom in the following ways:

•	utilizing their network and gateway to provide mobile value-added services to subscribers;

•	utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill;

•	utilizing their collection services to collect payments from subscribers;

•	relying on their infrastructure development to further develop our new products and services.

      Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the year ended December 31, 2003, on average we received 78% of the amount we charged to our users from China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the year ended December 31, 2003, on average we received 73% of the amount we charged to our users from China Unicom platform after China Unicom deducted the fees for collection and transmission.

      Our fee arrangements with China Mobile and China Unicom could change at any time due to the dominance of these two mobile service providers, the large number of providers of mobile value-added services, and the consequent power of the mobile service providers to dictate the terms of such fee arrangements. If China Mobile and China Unicom choose to increase fees charged for providing their services, our gross margin for mobile value-added services and our operating profitability could be negatively affected.

      China Mobile and China Unicom could change their operating policy at any time, which might result in discontinuation of some our mobile value added services, which in turn, could result in material reduction of our revenues derived from mobile value added services. In April 2003, China Mobile announced or reinforced the policy which prohibited utilizing its billing gateway for services that are not directly related to the mobile value-added service and prohibited billing for monthly services that have not been used by a subscriber for more than three months. These policy changes did not have a material impact on our mobile value-added services revenues but did have an impact on our planned product offerings in the subsequent periods. In July 2003, China mobile disallowed mobile value-added service providers from utilizing third party web sites which do not possess ICP license or Web Union to promote their mobile value-added service products. Our online promotions for our mobile value-added services were mainly relying on our own web sites and hence the Web Union issue did not have a significant impact on us.

      Over 80% of our mobile value-added service revenues are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all of mobile value-added services to be charged on a monthly subscription basis, our revenues from mobile value-added services will be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fee for users who do not use our service in a particular month, our mobile value-added service revenues will be negatively impacted.

      Further if China Mobile’s or China Unicom’s systems encounter technical problems or they refuse to cooperate with us, our mobile value-added services offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results. China mobile and its subsidiaries have recently started transitioning mobile value-added service providers to a new billing platform and they may require us to switch to the new billing platform in the future. The new billing platform may result in higher failure rate for fee collection from our users and hence reduce our revenues from mobile value-added services significantly.

          Our investment in online game, travel and online auctions may not be successful.

      Online game and travel are currently some of the fastest growing online services in China. We have invested and intend to expand in these areas. For example, we have formed a joint venture in China with NCSoft to pursue online game; we recently entered into a definitive agreement with a China company to acquire Fortune Trip to enter into the online travel business. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

      We recently entered into a joint venture agreement with Yahoo! to provide online auctions in China. The market for these services is unproven in China and we currently have no experience in this industry.

          If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

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

          We may have to register our encryption software with Chinese regulatory authorities, and if they request that we change our encryption software, our business operations could be disrupted as we develop or license replacement software.

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

          The markets for mobile value-added services and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.

      Approximately 56% of our revenue in 2003 was from our mobile value-added services. The competition among providers of these services is highly competitive. A large number of independent mobile value-added service providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer mobile value-added services which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in February 2004, we entered into a definitive agreement to acquire a value-added service provider Crillion Corporation. If we are unable to compete and grow our mobile value-added service business, the payments that we are required to make under this agreement, or in our other investments in this area, could adversely affect our results of operations and profitability.

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

      In the areas of online game, travel and auctions, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies focused on one sector and large, international companies that want to extend their businesses in the China market. The online game industry, for example, is dominated by domestic independent online game operators. In auctions, Ebay has acquired a domestic company to address the auctions market. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings.

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

          Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.

      As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a mobile value-added service company, in December 2003 we entered into a definitive agreement with a China company to acquire Fortune Trip, an online and offline hotel booking service, in January 2004, we entered into a joint venture agreement with Yahoo! to start an online auction business in China, and in February 2004 we entered into a definitive agreement to acquire Crillion Corporation, a mobile value-added services company. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly.

          Wireless technology changes rapidly, and we may not be successful in working with new technology standards.

      Wireless technology undergoes rapid changes. Our current mobile value-added services business consists principally of text messaging. As the technology evolves to accommodate multi-media messaging services, wireless e-commerce and music download, and other applications, we would need to adapt to and support these services in order to be successful. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

          You should not rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

      We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market.

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

          Our business and growth could suffer if we are unable to hire and retain key personnel that are in high demand.

      We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced recent changes to our executive management team. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing, sales and customer service personnel, especially qualified personnel for our international operations in Greater China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

          We may not be able to manage our expanding operations effectively, which could harm our business.

      We expanded rapidly in 2003 and 2004 by acquiring two new mobile value-added services providers and one online hotel booking company, and entering into two new joint ventures, including the Yahoo! joint venture. These new business and joint ventures provide various services such as mobile value-added services, online and offline hotel booking, and online auctions. We anticipate significant continued expansion of our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other web sites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

          We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our web site.

      The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	SINA only has contractual control over its web site in China; it does not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, mobile value-added services or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, gives rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effect on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by MII on Janu-

ary 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

      The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the MII and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.

          In order to comply with PRC regulatory requirements, we operate our main businesses through companies in which we do not have controlling ownership. If the PRC government determines that these agreements are not in compliance with applicable regulations, our business in the PRC could be adversely affected.

      The Chinese government restricts foreign investment in Internet-related, mobile value-added services and advertising businesses, including Internet access, distribution of content over the Internet and mobile value-added services, and advertising via the Internet. Accordingly, we operate our Internet-related and mobile value-added service businesses in China through several variable interest entities that are owned principally or completely by certain of our PRC employees or PRC employees of our subsidiaries. We control these companies and operate these business through contractual arrangements with the respective companies and their individual owners but we have no equity control over these companies. Such restrictions and arrangements are prevalent in other PRC companies we acquired.

      Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our web site, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

          We rely on contractual arrangements with our variable interest entities for our China operations, which may not be as effective in providing control over these entities as direct ownership.

      Because PRC regulations restrict our ability to provide Internet content, mobile value-added services and advertising services directly in China, we are dependent on our variable interest entities in which we have little or no equity ownership interest and must reply on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the variable interest entities could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the variable interest entities would always act in the best interests of the Company, especially if they leave the Company.

      Substantially all profits generated from our variable interest entities are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms under these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China in the future.

          Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it believes is inappropriate and we may be liable for such content.

      China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through mobile value-added services that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or via our mobile value-added services, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

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

      We have arrangements with a number of third parties to provide content and services to our web sites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us which will result in a significant decrease of the amount of content we can publish on our website. We may lose users if Chinese government chooses to restrict or prevent state-owned media from cooperating with us and in which case our revenues will be impacted negatively.

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

      A substantial part of our non-advertising revenues is generated through mobile value-added services where we depend on mobile network operators for services delivery and payment collection. If we were unable to continue these arrangements, our mobile value-added services could be severely disrupted or discontinued. Furthermore, we are highly dependent on these mobile service providers for our profitability, in that they can choose to increase their service fees at will.

      We depend on a third party’s proprietary and licensed advertising serving technology to deliver advertisements to our network. If the third party fails to continue to support its technology or if its services fail to meet the advertising needs of our customers and we cannot find an alternative solution on a timely basis, our advertising revenue could decline.

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

      Moreover, the applicability to the Internet and other online services of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. For example, new tax regulations may subject us or our customers to additional sales and income taxes. Any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and other online services could significantly disrupt our operations.

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

          Underdeveloped telecommunications infrastructure has limited, and may continue to limit, the growth of the Internet market in China which, in turn, could limit our ability to grow our business.

      The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of Chinese Ministry of Information Industry (“MII”). The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

          We must rely on the Chinese government to develop China’s Internet infrastructure and if it does not develop this infrastructure our ability to grow our business could be hindered.

      The Chinese government’s interconnecting, national networks connect to the Internet through government-owned international gateways, which are the only channels through which a domestic Chinese user can connect to the international Internet network. We rely on this backbone and China Telecom and China Netcom to provide data communications capacity primarily through local telecommunications lines. Although the Chinese government has announced plans to aggressively develop the national information infrastructure, we cannot assure you that this infrastructure will be developed. In addition, we have no guarantee that we will have access to alternative networks and services in the event of any disruption or failure. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, the growth of our business could be hindered.

          Privacy concerns may prevent us from selling demographically targeted advertising in the future and make us less attractive to advertisers.

      We collect personal data from our user base in order to understand better our users and their needs and to help our advertisers target specific demographic groups. If privacy concerns or regulatory restrictions prevent us from selling demographically targeted advertising, we may become less attractive to advertisers. For example, as part of our future advertisement delivery system, we may integrate user information such as advertisement response rate, name, address, age or email address, with third-party databases to generate comprehensive demographic profiles for individual users. In Hong Kong, however, we would be in violation of the Hong Kong Personal Data Ordinance unless individual users expressly consented to this integration of their personal information. The Ordinance provides that an Internet company may not collect information on its users, analyze the information for a profile of the user’s interests and sell or transmit the profiles to third parties for direct marketing purposes without the user’s consent. If we are unable to construct demographic profiles for Internet users because they refuse to give consent, we will be less attractive to advertisers and our business could suffer.

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

          If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%.

      We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including China, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations. We do not expect that we will record any income tax provisions for our operations in United States, Hong Kong and Taiwan in foreseeable future.

      We generated substantially all our net income from our China operations for the year ended December 31, 2003. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates can be increased to as high as 33%.

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

      The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2003, the closing sale prices of our common stock on the Nasdaq Stock Market ranged from $5.63 to $43.57 and the sale price of our common stock closed at $42.46 on March 9, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

          Future outbreaks of Severe Acute Respiratory Syndrome (SARS) and other widespread public health problems could adversely affect our business.

      Future outbreaks of SARS and other widespread public health problems in China and surrounding areas, where most of our employees work, could negatively impact our business in ways that are hard to predict. Prior experience with the SARS virus suggests that a future outbreak of SARS may lead public health authorities to enforce SARS quarantines, which could result in closures of some of our offices and other disruptions of our operations. A future SARS outbreak or other widespread public health problems could result in reduction of our advertising and fee-based revenues.

          We issued $100 million of zero coupon convertible subordinated convertible notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

      In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.

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

      Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in renminbi to fund our business activities outside China, or to repay foreign currency obligations , including our debt obligations.

          Restrictions on paying dividends or making other payments to us bind our subsidiaries and variable interest entities in China.

      We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including BSIT, Star-Village.com (Beijing) Internet Technology Limited, Beijing New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd. and others; and our variable interest entities. As a result, we depend on dividends payments from our subsidiaries in China for our revenues after they receive payments from our variable interest entities in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those variable interest entities. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% other registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

          The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

      Our contractual arrangements with our variable interest entities in China are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties.

          You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.

      We conduct our operations in China and a significant portion of our assets is located in China. In addition, some of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the United States or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the United States or any other jurisdiction in relation to any matter may be difficult or impossible.

          Political and economic conditions in Greater China are unpredictable and may disrupt our operations if these conditions become unfavorable to our business.

      We expect to derive a substantial percentage of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the Greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market and we cannot be sure that we will be able to effectively maintain this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower real gross domestic product growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist in these countries, expenditures for Internet access, infrastructure improvements and advertising could decrease, which could negatively affect our business and our profitability over time.

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

Item 2:     Properties

      In San Mateo, California, we have entered into a sublease agreement that expires in September 2005. In Hong Kong, we have entered into a two-year lease agreement that expires in December 2004. In Taipei, we have entered into a one-year lease agreement that expires in December 2004. In Beijing, we have offices under three lease agreements that expire in June 2007, January and August 2008, respectively. In Shanghai, we have entered into a three-year lease agreement that expires in August 2005. In Guangzhou, we have entered into a three-year lease agreement that expires in September 2006. We have also leased sales and marketing spaces in certain provinces of China. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

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

Item 4:     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

PART II

Item 5:	Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

 (a) Market Information

      SINA Corporation’s ordinary shares have been quoted on the Nasdaq National Market system under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s ordinary shares for each period indicated as reported on the Nasdaq Stock Market:

	High	Low

Year Ended June 30, 2001
First Quarter	31.00	14.13
Second Quarter	12.38	3.13
Third Quarter	4.31	1.50
Fourth Quarter	2.35	1.50
Year Ended June 30, 2002
First Quarter	1.90	1.08
Second Quarter	1.68	1.06
Third Quarter	1.72	1.48
Fourth Quarter	1.75	1.40
Six Months Ended December 31, 2002
First Quarter	2.44	1.73
Second Quarter	7.25	1.89
Year Ended December 31, 2003 First Quarter	10.38	5.63
Second Quarter	20.25	8.42
Third Quarter	43.30	21.60
Fourth Quarter	43.57	30.97

      The closing price of the Company’s ordinary share on the Nasdaq National Market on March 9, 2004 was $42.46.

 (b) Holders

      As of March 9, 2004, the Company had approximately 150 shareholders of record, although the Company believes there is a significantly larger number of beneficial owners of its ordinary shares.

 (c) Dividends

      The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.

 (d) Securities authorized for issuance under equity compensation plans

      The following table sets forth information for our equity compensation plans as of December 31, 2003:

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	6,270,000 (1)	$7.00	5,537,000	(2)(3)
Equity compensation plans not approved by security holders	—	N/A	—
Total	6,270,000	$7.00	5,537,000

(1)	Excludes purchase rights accruing under the 1999 Employee Stock Purchase Plan (“the Purchase Plan”). Under the Purchase Plan, eligible employees may purchase ordinary shares at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the ordinary shares on an employee’s entry date into an offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(2)	Includes shares available for future issuance under the Purchase Plan. The Purchase Plan, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan equal to the lesser of 600,000 shares, 0.5 % of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

(3)	Includes shares available for future issuance under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of ordinary shares available under the plan on the first day of each of the fiscal years through 2005, equal to the lesser of 750,000 shares, 3% of our outstanding ordinary shares on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Board of Directors.

Item 6.	Selected Financial Data

      The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. In November 2002, we changed our fiscal year-end from June 30 to December 31. The consolidated statement of operations presents the twelve month results for the year ended December 31, 2003, the six month results for the six months ended December 31, 2002, as well as the twelve month results for the years ended June 30, 2002, 2001, 2000 and 1999. The unaudited consolidated statement of operations of the twelve months results for the year ended December 31, 2002 is also presented.

			Six Months
	Years Ended December 31,		Ended	Years Ended June 30,
			December 31,
	2003	2002	2002	2002	2001	2000	1999

		(unaudited)

	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues:
Advertising	$41,173	$24,703	$13,869	$21,105	$23,393	$11,013	$561
Non-advertising	73,112	14,191	9,347	7,403	3,290	3,157	2,266

	114,285	38,894	23,216	28,508	26,683	14,170	2,827

Cost of revenues:
Advertising	14,001	11,267	5,824	11,537	13,771	8,950	1,156
Non-advertising	20,405	4,140	2,676	1,938	1,169	1,965	1,317
Stock-based compensation	31	102	42	133	414	605	32

	34,437	15,509	8,542	13,608	15,354	11,520	2,505

Gross profit	79,848	23,385	14,674	14,900	11,329	2,650	322

Operating expenses:
Sales and marketing	21,741	12,419	6,457	12,468	21,694	17,476	1,405
Product development	6,340	5,916	2,755	6,666	9,648	7,358	1,512
General and administrative	11,551	8,896	4,480	8,237	8,918	6,951	2,085
Stock-based compensation	523	1,692	699	2,208	7,097	18,460	3,360
Amortization of intangible assets	1,749	1,777	90	5,063	6,765	6,807	1,745
Write-off of intangible assets	903	—	—	—	—	—	—

	42,807	30,700	14,481	34,642	54,122	57,052	10,107

Income (loss) from operations	37,041	(7,315)	193	(19,742)	(42,793)	(54,402)	(9,785)
Interest income	2,757	2,819	1,034	4,212	7,336	3,801	442
Other expenses	(162)	—	—	—	—	—	—
Amortization of convertible debt issuance cost	(341)	—	—	—	—	—	—
Impairment of investments in Sun Media Group	(6,063)	—	—	—	—	—	—
Loss on equity investment	(914)	(453)	(311)	(562)	(894)	(501)	—

Income (loss) before income taxes	32,318	(4,949)	916	(16,092)	(36,251)	(51,102)	(9,343)
Provision for income taxes	(895)	—	—	—	—	—	—

Income (loss) before minority interest	31,423	—	916	—	—	(51,102)	(9,343)
Minority interest	—	—	—	—	—	119	47

Net income (loss)	31,423	(4,949)	916	(16,092)	(36,351)	(50,983)	(9,296)

Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	—	—	—	(84)	(98)

Net income (loss) attributable to ordinary shareholders	$31,423	$(4,949)	$916	$(16,092)	$(36,351)	$(51,067)	$(9,394)

Basic net income (loss) per share	$0.66	$(0.11)	$0.02	$(0.36)	$(0.91)	$(3.44)	$(1.72)

Shares used in computing basic net income(loss) per share	47,840	45,629	45,725	44,315	40,110	14,836	5,466

Diluted net income (loss) per share	$0.58	$(0.11)	$0.02	$(0.36)	$(0.91)	$(3.44)	$(1.72)

Shares used in computing diluted net income (loss) per share	54,794	45,629	48,030	44,315	40,110	14,836	5,466

	As of December 31,		As of June 30,

	2003	2002	2002	2001	2000	1999

	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$158,148	$53,262	$31,095	$52,505	$99,149	$20,571
Working capital	219,866	91,814	89,914	102,246	125,867	24,057
Total assets	289,897	130,479	121,355	133,122	156,038	47,582
Convertible debts	100,000	—	—	—	—	—
Mandatorily redeemable convertible preference shares and warrants	—	—	—	—	—	37,415
Total shareholders’ equity	159,507	117,387	111,690	119,967	146,817	7,703

Item 7:     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by such words as “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth in this document under the caption “Business — Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties.

Overview

      We are a leading online media company and value-added information services provider for China and the global Chinese communities. With a branded network of localized websites, targeting Greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, search and directory, free and premium email, online games, virtual ISP, classified listings, e-commerce and enterprise e-solutions. In turn, we generate revenue through advertising, mobile value-added services, fee-based services, e-commerce and enterprise services.

      Our focus of business is our operation in China where we derived approximately 95% of our net revenues for the year ended December 2003. Our net revenues from China have increased to $108.5 million for the year ended December 2003 as compared to the same period in 2002.

      From 1999 to 2001, our growth was mainly driven by online advertising business and revenues from online advertising accounted for a majority of our total revenues. We began offering mobile value-added services under arrangements with third party mobile operators in China in late 2001 and have since experienced significant growth in mobile value-added services revenues. Our advertising revenues and mobile value-added services revenues accounted for 36% and 56%, respectively, of our net revenues for the year ended December 31, 2003. We expect they will continue be the major sources of our revenues in the future periods. With the recent development in our travel and hotel booking services, we expect to have a new stream of revenues. However, such revenues are not expected to constitute a significant portion of our future revenue in the near future in view of the relatively undeveloped and competitive hotel booking market in China.

     Our revenues

      We derive our revenues from advertising and non-advertising sources.

          Advertising revenues

      Advertising revenues are derived principally from online advertising arrangements, sponsorship arrangements, or a combination of them. Online advertising arrangements allow advertisers to place advertisements on particular areas of our web sites, in particular formats and over particular periods of time. Sponsorship arrangements allow advertisers to sponsor a particular area on our web sites in exchange for a fixed payment over the contract period. We sell online advertisements through our advertising agencies or through our direct sales force. For the years ended December 31, 2003 and 2002, advertising revenues accounted for 36% and 64% of our total net revenues, respectively.

          Non-advertising revenues

      Non-advertising revenues are derived primarily from mobile value-added services, fee based services, e-commerce, enterprise services and sale of software products. For the years ended December 31, 2003 and 2002, non-advertising revenues accounted for 64% and 36% of our total net revenues, respectively.

      Mobile value-added services. Mobile value-added service revenues are derived principally from providing mobile phone users with SMS, MMS, WAP services and IVR services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Such services are charged on a monthly subscription or on a per message basis.

      We began offering our mobile value-added services in China in late 2001. We expanded our market share in China by acquiring Memestar Limited in January 2003. With the growth of the market in China and the acquisition, our revenues from mobile value-added services grew from $9.1 million for the year ended December 31, 2002 to $64.4 million for the year ended December 31, 2003. For the year ended December 31, 2003 and 2002, revenues from mobile value-added services accounted for 56% and 23% of our total revenue, respectively.

      We have established cooperation arrangements with third party mobile operators China Mobile Communication Corporation (“China Mobile”) and China Unicom Co., Ltd. (“China Unicom”) and their subsidiaries. As of January 31, 2004, we had entered into cooperation and revenue sharing contracts with 29 provincial subsidiaries of China Mobile and 11 provincial subsidiaries of China Unicom for various mobile value-added services. The term of these contracts is generally for one year with a few exceptions in which the term is for six months or for two years. The contract is typically renewed on an annual basis.

      We rely on China Mobile and China Unicom in the following ways:

•	utilizing their network and gateway to provide mobile value-added services to subscribers;

•	utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill;

•	utilizing their collection services to collect payments from subscribers;

•	relying on their infrastructure development to further develop our new products and services.

      Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the year ended December 31, 2003, on average we received 78% of the amount we charged to our users from China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the year ended December 31, 2003, on average we received 73% of the amount we charged to our users from China Unicom platform after China Unicom deducted the fees for collection and transmission.

      Our product offerings for the mobile value-added service include SMS, MMS, WAP and IVR. SMS is our primary mobile value-added service, accounting for a majority of our mobile value-added service revenues for 2003 and 2002. We launched our WAP services in December 2002, MMS in April 2003 and IVR services in December 2003. We expect that revenues from these new products will account for a higher percentage of our mobile related revenues for 2004.

      Fee based service revenues. Fee based service revenues mainly include services fees received from offering information subscriptions on our web sites, online games, virtual ISP and paid email services.

      E-commerce revenues. E-commerce revenues include transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall. Our transaction based e-commerce revenues have been minimal.

      Enterprise service revenues. Enterprise service revenues mainly include paid search and directory listings, corporate emails, classified listings, e-learning and enterprise e-solutions. The majority of enterprise service revenues are generated from paid search and directory listing and for the fourth quarter ended December 31, 2003, revenues from paid search and directory listing amounted to $1.4 million and represented 5.6% of our total non-advertising revenues for the quarter.

      Software revenues. We sell certain software products developed by us to distributors, resellers or original equipment manufacturers. We are in the process of phasing out of this business. For the year ended December 31, 2003, our revenues from software sales amounted to $0.1 million.

     Acquisitions and investments

      In March 1999, we acquired Sinanet.com, a leading Chinese-language Internet content company with offices in California and Taiwan and two distinct web sites targeting Chinese users in North America and Taiwan. The fair value of the total consideration paid in the acquisition, including assumed liabilities of approximately $4.3 million and acquisition costs of $0.1 million, was $21.7 million. The $4.3 million in liabilities that we assumed included $3.5 million of notes payable which were subsequently converted into our preference shares. We accounted for the acquisition as a purchase. We recorded goodwill and other intangible assets of approximately $20.3 million as a result of this transaction, which were amortized over a three-year period. This amount were fully amortized by March 31, 2002.

      In September 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, the chairperson and a major shareholder of Sun Media for a consideration of $7.9 million in cash and approximately 4.6 million of our newly issued ordinary shares and transaction costs of $0.7 million for a total purchase price of $13.7 million. We originally accounted for our investment in Sun Media using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Such investment is classified as available for sale and reported at fair market value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. We had recorded $0.9 million of equity loss from this investment through September 30, 2002 so the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other than temporary and therefore recognized $6.1 million as impairment of investment during the three months ended December 31, 2003.

      In November 2002, we completed the acquisition of 100% equity interest in Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. The excess of the purchase price over the fair value of net tangible assets was approximately $1.1 million, representing intangible assets relating to customer relationships, which was amortized over a period of three years. Because the revenue and the gross margin of Techur did not grow as expected, we reassessed the carrying value of the intangible assets at June 30, 2003 and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the three months ended June 30, 2003 due to the permanent impairment of value.

      In January 2003, we formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with NC Soft, a Korean online game company. We invested $2.6 million in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. Shanghai NC-SINA is responsible for operating online games developed by NC Soft in China. During the year ended December 31, 2003, we recorded $1.0 million of equity loss from this investment. As of December 31, 2003, the carrying value of this investment was $1.6 million.

      In January 2003, we completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation, through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. The aggregate purchase price of $24,255,113 is comprised of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of closing, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement, and (e) approximately $165,000 in legal and professional fees related to the acquisition. As a result of the acquisition, we recorded intangible assets relating to customer lists and non-competition clauses in the amount of $2.2 million, which were amortized over periods ranging from fourteen to eighteen months. The amortization expense for the year ended December 31, 2003 amounted to $1.7 million. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. We performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2003. The purchase price allocation for the Memestatr acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the signing of the definitive agreement, we obtained effective control over MemeStar; accordingly, the operating results of MemeStar have been consolidated with our operating results starting January 6, 2003.

      In December 2003, we entered the China online travel market by entering into a definitive agreement with a China online travel company which provides both online and offline hotel booking services under the brand Fortune Trip. Users can access the site with a direct link from SINA’s home page or by simply typing the URL of http://www.fortunetrip.com.

      In January 2004, we entered into a definitive agreement with Yahoo!, the leading provider of comprehensive online products and services to consumers and businesses worldwide, to form a joint venture for providing online auction in China. According to the agreement, we will contribute certain services, advertising spaces and cash to account for 33% equity interest in the joint venture.

      In February 2004, we entered into a definitive agreement to acquire all outstanding shares of Crillion Corporation (“Crillion”), a BVI company engaged in mobile value-added services through its subsidiary and a variable interest entity in China. The initial purchase price consists of $9.9 million in cash and approximately 196,000 of our ordinary shares valued at $40.90 per share. Additional payments will be made on an earn-out basis at approximately 1.5 to 2 times of Crillion’s 2004 and 2005 earnings if its pretax income for 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of

$125 million and will be paid 60% in cash and 40% in our ordinary shares valued at $40.90 per share. The acquisition will be subject to customary closing conditions.

     Financing

      We had incurred net losses through September 30, 2002. We had accumulated deficit of approximately $83.1 million as of December 31, 2003. We have funded our operations and capital expenditures primarily using the net proceeds raised through the sale of preference shares and the sale of our ordinary shares in the initial public offering. At times when we have been profitable, we have also financed our operations using our net income from operation. We also issued zero coupon convertible subordinated notes in July 2003. We will continue our investment in the development and enhancement of our products, contents and services, as well as investment in sales and marketing. If we are unable to generate sufficient net income from our operation in the future, we may have to finance our operation from the current fund available.

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

     Revenue recognition policies

      Advertising revenues are derived principally from online advertising arrangements, sponsorship arrangements, or a combination of them. Online advertising arrangements allow advertisers to place advertisements on particular areas of our web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Multiple element advertising arrangements are broken down to single element arrangement based on relative fair value for revenue recognition purpose. In some of our advertising contracts, we guarantee a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impression deliveries are not met, we defer recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. For the year ended December 31, 2003, advertising revenues from contracts that require guaranteed minimum impressions were minimal. Sponsorship arrangements allow advertisers to sponsor a particular area on our web sites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our web sites are recognized ratably over the term of such programs.

      Revenues from barter transactions are recognized during the period in which the advertisements are displayed in our properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Revenues from barter transactions were minimal for all periods presented.

      Non-advertising revenues are mainly derived from mobile value-added services, fee-based services, e-commerce, enterprise services and proprietary software products and licenses.

      Mobile value-added services revenues are derived principally from providing mobile phone users with SMS, MMS, WAP services and IVR services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from mobile value-added services are charged on monthly or on per usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

      We contract with third party mobile operators for billing and transmission services related to the mobile value-added services transmitted to our users. We record the gross amount we bill to our users for our mobile value-added services as revenues and the fees charged or retained by the third party mobile operators as cost of revenues. We considered EITF 99-19 in determining whether we should recognize such revenues at gross or net of revenue sharing by mobile operators for billing and transmission services. We believe that based on our arrangement with the third party mobile operators as stipulated in our agreements with them, the gross approach is appropriate as we are the primary obligor to the user with the respect to the mobile value-added services.

      Our estimation of revenue is based on our internal records of billings and transmissions for the month, adjusted by prior periods’ confirmation rates with the third party mobile operators, and further adjusted by prior periods’ discrepancies between our estimated revenue and actual revenue confirmed by the third party mobile operators. Historically, there were no significant true up adjustments to our estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the third party mobile operators to record revenues. Due to the time lag of receiving the billing statements from the third party mobile operators, for revenues recorded based on the billing statements from the third party mobile operators, we have adopted a one month lag reporting policy. Such policy has been applied on a consistent basis. For the year ended December 31, 2003 and 2002, we recorded $64.4 million and $9.1 million of revenues from our mobile value-added services, respectively. If we had not used the one month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $68.3 million and $9.7 million, respectively. There was no significant mobile value-added services revenue before the year ended December 31, 2002.

      We purchase certain content from third party content providers for our mobile value-added services. Most of these arrangements state that the fees payable to the third party content providers are calculated based on certain percentages of the revenue earned by their content after deducting the fees paid to third party mobile operators. Our mobile value-added service revenue is inclusive of such fees since we act as the principal in these arrangements by having the ability to determine the fees charged to end users and being the primary obligor to the end users with respect to providing such services.

      Fee-based services allow our users to subscribe for services on our web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

      Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

      Revenues from the sale of software products are recognized primarily on the delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers (“OEM”). We deliver our software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce our software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price. Revenues from software license agreements are recognized upon delivery of a master copy when the fixed-fee agreements become effective or based upon activity reports provided by the OEM partners under the per-copy arrangements. Provision is made for expected sales returns and allowances when revenue is recognized. Payments received in advance of revenue recognition are recorded as deferred revenue. We recognize revenues in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9. These Statements generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair value of the elements. Our software product agreements do not involve multiple elements.

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

     Allowances for doubtful accounts

      We use the rolling average bad debt rate for the previous twelve months to estimate the provisions for accounts receivable. We also provide specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Consolidation of Variable Interest Entities

      We have adopted FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51”. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.

      To comply with PRC laws and regulations, we conduct substantially all our Internet content provision, advertising and mobile value-added services in China via our VIEs. These VIEs are wholly or partially owned by certain of our PRC employees. The capital is funded by us and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation.

      Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of loans outstanding; all voting rights of the VIEs are assigned to us and we have the right to appoint all directors and senior management personnel of the VIEs. We have also entered into exclusive technical service agreements with the VIEs under which we provide technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to us. As of December 31, 2003, the amount of interest-free loans to the employee shareholders of VIEs amounted to $4.1 million.

      The following is a summary of our VIEs:

•	Beijing SINA Internet Information Service Co., Ltd. (“the ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the related advertising space to the Ad Company or to advertisers directly. It is also responsible for providing mobile value-added services in China via third party mobile operators to the users. It is 3% owned by Yan Wang, our Chief Executive Officer and director, and 97% owned by six other of our non-executive PRC employees. The registered capital of the ICP Company is $1.2 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (“the Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by BSIT. This entity has become inactive after the ICP Company obtained online advertising license in May 2002. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (“the GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is 10% owned by Yan Wang and 90% owned by five other of our non-executive PRC employees. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five of our non-executive PRC employees. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five of our non-executive PRC employees. The registered capital of the StarVI is $1.2 million.

      We began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001 (see Item 8, Note 7 — Related party transactions). The GDICP Company was established in 2002 but had not had activities until 2003 and the operation results for the GDICP Company were consolidated for the entire year ended December 31, 2003. Xunlong and Star VI were acquired in Memestar acquisition (see Item 8, Note 2 — Acquisition of Memestar) in January 2003 and the operation results for these two companies were consolidated in our consolidated statement of operations for the entire year ended December 31, 2003.

      As of December 31, 2003, the aggregate accumulated losses of these VIEs were approximately $4.9 million and have been included in the consolidated financial statements. Further, as of December 31, 2003, we did not have any assets that served as collateral for the obligations of any of our VIEs. The creditors of our VIEs have no recourse to our general credit.

Available for sale securities investment

      Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income during the period in which the gain or loss is realized. If we determine a decline in fair value is other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increase in the fair value of available for sale securities will be included in comprehensive income in shareholders’ equity while subsequent decrease in fair value, if not an other-than-temporary impairment, will also be included in comprehensive income in shareholders’ equity.

      The investment in marketable equity securities of Sun Media Group is classified as available for sale securities. We recognized an other-than-temporary impairment charge of $6.1 million for the investment in Sun Media Group during the quarter ended December 31, 2003 based on our assessment of (i) Sun Media financial position and operating prospects and (ii) the duration and amount of the decline.

      The investment in marketable debt securities is classified as available for sale securities. We invest in these securities with the intent to make such funds readily available for operating or acquisition purposes and accordingly, classify them as short-term investments. The aggregate fair value of marketable debt securities was $69.0 million as of December 31, 2003 and was $43.4 million as of December 31, 2002. During the year ended December 31, 2003, we recorded $1.7 million of unrealized losses on our marketable debt securities as a component of comprehensive income. During the six months ended December 31, 2002, we recorded $0.2 million of unrealized gains on our marketable debt securities as a component of comprehensive income.

Impairment of intangible assets and goodwill

      We assess the carrying value of our intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the year ended December 31, 2003, we recorded an impairment charge in the amount of $0.9 million to write off the remaining value of the intangible assets relating to the acquisition of Techur. At December 31, 2003, we had net intangible assets of $0.6 million and goodwill of $18.1 million, both of which relate to the Memestar acquisition. We performed an impairment test based on future discounted cash flow of related business segments and concluded that there was no impairment as to the carrying value of these assets at December 31, 2003.

      We use estimates and judgments in our impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Purchase price allocation

      We account for our acquisitions using purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities. We base our determination on independent appraisal reports as well as our experience with similar assets and liabilities in the similar industries. If we were to use different judgments or assumptions, the amounts assigned to the individual acquired assets or liabilities could be materially different.

Stock based compensation

      Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.6 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, deferred stock compensation had been fully amortized.

Deferred tax assets

      We record a valuation allowance for deferred tax assets if any, based on our estimates of our future taxable income as well as our tax planning strategies, it is more likely than not that a portion or all of our deferred tax assets will not be realized. If we are able to utilize more of our deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase our net income when those events occur.

Results of Operations

Years ended December 31, 2003 and 2002

Net revenues

	Years ended December 31,

	2003		2002 (unaudited)

	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth

	(in thousands, except percentages)
Net Revenues
Advertising	$41,173	36%	$24,703	64%	67%
Non-advertising
Mobile value-added services	64,377	56%	9,079	23%	609%
Other	8,735	8%	5,112	13%	71%

Non-advertising	73,112	64%	14,191	36%	415%

Total net revenues	$114,285	100%	$38,894	100%	194%

      Our net revenues were $114.3 million for the year ended December 31, 2003, representing growth of 194% as compared to the same period in 2002. Our advertising revenues for the year ended December 31, 2003 grew by 67% as compared to the same period in 2002 and accounted for 36% of our net revenues for the year ended December 31, 2003. Our non-advertising revenues for the year ended December 31, 2003 grew by 415% as compared to the same period in 2002 and accounted for 64% of our net revenues for the year ended December 31, 2003. For the year ended December 31, 2002, advertising and non-advertising revenues accounted for 64% and 36%, respectively, of our net revenues. The significant change in the composition of our net revenues was primarily driven by the increase in revenues from our mobile value-added services, which benefited from the growth in China mobile value-added services market and our acquisition of Memestar in January 2003.

      Advertising. Our advertising revenues were $41.2 million for the year ended December 31, 2003, representing growth of 67% as compared to the same period in 2002. The increase in our advertising revenues was primarily due to the growth in the number of advertisers as well as per advertiser spending in the China market as more advertisers began to accept the Internet as a medium for advertisement. For the year ended December 31, 2003, advertising revenues from China accounted for 90% of our total advertising revenues, compared to 79% of our total advertising revenues for the same period in 2002. The number of advertising customers in China was approximately 582 for the year ended December 31, 2003 as compared to 503 for the same period in 2002. Average revenues per advertising customer in China were $63,000 for the year ended December 31, 2003 as compared to $39,000 for the same period in 2002.

      Non-advertising. Our non-advertising revenues were $73.1 million for the year ended December 31, 2003, representing growth of 415% as compared to the same period in 2002. The increases in non-advertising revenues were primarily driven by the growth in revenues from mobile value-added services in China.

      Our mobile value-added services revenues for the year ended December 31, 2003 were $64.4 million, representing growth of 609% as compared to the same period in 2002. This was partially due to the growth in the China mobile value-added services market and partially due to revenues obtained as a result of the Memestar acquisition. Total mobile value-added service revenues generated by Memestar for the year ended December 31, 2003 were approximately $30.6 million. For the year ended December 31, 2003, mobile value-added services revenue accounted for 88% of our total non-advertising revenues, compared to 64% of our total non-advertising revenues for the same period in 2002.

      Our other non-advertising revenues include fee-based services such as virtual ISP, online games and paid email services as well as e-commerce, paid search and directory listings and other enterprise services. For the year ended December 31, 2003, the increase in our other non-advertising revenues was primarily due to the increase in our paid search services and directory listings. For the year ended December 31, 2003, revenues from paid search and directory listings amounted to $3.7 million, as compared to $0.5 million for the same period in 2002. For the year ended December 31, 2003, such other non-advertising revenues accounted for 12% of our total non-advertising revenues, compared to 36% of our total non-advertising revenues for the year ended December 31, 2002.

Cost of revenues

	Years ended December 31,

	2003	2002 (unaudited)	Growth

	(in U.S. dollars, in thousands,
	except percentages)
Cost of revenues:
Advertising	$14,001	$11,267	24%
Non-advertising
Mobile value-added services	19,455	3,267	496%
Other	950	873	9%

Non-advertising	20,405	4,140	393%

Total cost of revenues	$34,406	$15,407	123%

      Our cost of revenues was $34.4 million for the year ended December 31, 2003, representing an increase of 123% as compared to the same period in 2002. The increase in cost of revenues primarily resulted from the increase in the cost of our mobile value-added services associated with higher revenue of such services.

      Advertising. Our cost of advertising revenues was $14.0 million and $11.3 million for the years ended December 31, 2003 and 2002, respectively. Our cost of advertising revenues consists mainly of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes relating to advertising sales in China. The year-to-year increase in cost of advertising from the year ended December 31, 2002 to the year ended December 31, 2003 was due to an increase in web production cost driven by an increase in web production personnel and content fees as well as an increase in business taxes associated with higher advertising revenues.

      Non-advertising. Our cost of non-advertising revenues was $20.4 million and $4.1 million for the years ended December 31, 2003 and 2002, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, equipment depreciation and costs for providing our enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in China. The year-to-year increase in cost of non-advertising revenues from the year ended December 31, 2002 to the year ended December 31, 2003 was mainly due to the increase in fees to mobile operators and third party content providers as well as an increase in business taxes associated with higher non-advertising revenues in China. For the year ended December 31, 2003, non-advertising costs included $17.9 million of fees retained by or paid to mobile operators and third party content providers as compared to $3.0 million for the same period in 2002.

Gross profit margins

	Years ended December 31,

	2003	2002 (unaudited)

	%	%

Gross profit margins:
Advertising	66%	54%
Non-advertising
Mobile value-added services	70%	64%
Other	89%	83%
Non-advertising	72%	71%
Overall	70%	60%

      Our overall gross profit margin increased from 60% for the year ended December 31, 2002 to 70% for the year ended December 31, 2003. Both our advertising and non-advertising activities contributed to the improvement in gross profit margins.

      Advertising. Our gross profit margins for advertising revenues increased from 54% for the year ended December 31, 2002 to 66% for the year ended December 31, 2003. The increase in gross profit margins was primarily due to the increase in advertising revenues without significant increase in the costs associated with our web site production.

      Non-advertising. Our gross profit margins for non-advertising revenues increased from 71% for the year ended December 31, 2002 to 72% for the year ended December 31, 2003 driven by an improvement in gross profit margin for mobile value-added service revenue. Our gross profit margins for mobile value-added services revenue increased from 64% for the year ended December 31, 2002 to 70% for the year ended December 31, 2003. The improvement was primarily due to the increase in revenues from monthly subscription services of our self-developed products, which have higher gross margins. To a lesser extent, the improvement was due to a decrease in business tax rate levied on mobile value-added service revenues from 5% to 3% in China.

Operating expenses

	Years ended December 31,

	2003		2002 (unaudited)

	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues

	(in thousands, except percentages)
Sales and marketing expenses	$21,741	19%	$12,419	32%
Product development expenses	$6,340	6%	$5,916	15%
General and administrative expenses	$11,551	10%	$8,896	23%

Sales and marketing expenses

      Our sales and marketing expenses were $21.7 million or 19% of total net revenues for the year ended December 31, 2003, compared to $12.4 million or 32% of total net revenues for the same period in 2002. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount was due to an increase in sales commission expenses for advertising sales and increased promotion expenditures for mobile value-added services. The year-to-year decrease in sales and marketing expenses as a percentage of total net revenues from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily due to the rapid growth of revenues. We believe that the investment in sales and marketing is critical to our revenue growth and expect these expenses to increase in absolute dollar amount in the near future.

Product development expenses

      Our product development expenses were $6.3 million or 6% of total net revenues for the year ended December 31, 2003, compared to $5.9 million or 15% of total net revenues in the same period in 2002. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs related to the development of our mobile services related and web-based products. The year-to-year decrease in product development expenses as a percentage of total net revenues from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily due to an increase of labor productivity as well as the rapid growth of revenues. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

General and administrative expenses

      Our general and administrative expenses were $11.6 million or 10% of total net revenues for the year ended December 31, 2003, compared to $8.9 million, or 23% of total net revenues for the same period in 2002. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in China to our subsidiaries. The year-to-year increase in the absolute dollar amount from the year ended December 31, 2002 to the year ended December 31, 2003 was mainly due to the severance benefit of $0.6 million recorded in the month of May 2003, an increase in professional service fees relating to our merger and acquisition activities, the acquisition of Memestar and an increase in expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries.

Stock-based compensation expenses

      Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.6 million and $1.8 million for the years ended December 31, 2003 and 2002, respectively. As of December 31, 2003, deferred stock compensation had been fully amortized.

Amortization and write-off of intangible assets

      Amortization of intangible assets of $1.8 million for the year ended December 31, 2003 related to our acquisition of Memestar and Techur. Amortization of intangible assets of $1.8 million for the year ended December 31, 2002 related to our acquisition of Sinanet.com and Techur.

      As a result of the acquisition of Memestar in January 2003, we recorded intangible assets of approximately $2.2 million, which were being amortized over fourteen to eighteen months. The amortization expense was approximately $1.7 million for the year ended December 31, 2003.

      As a result of the acquisition of Techur in November 2002, we recorded intangible assets of approximately $1.1 million, which were being amortized over a period of three years. The amortization expense was approximately $0.1 million and $0.1 million for the years ended December 31, 2003 and 2002, respectively. The amortization of the intangible assets ceased in the three months ended June 30, 2003 when the carrying value of the intangible assets of $0.9 million was written off due to the permanent impairment of value.

      As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over three years. The amortization expense was $1.7 million for the year ended December 31, 2002. The goodwill and other intangible assets were fully amortized by March 31, 2002.

Interest income

      Interest income was $2.8 million for both years ended December 31, 2003 and 2002. The interest income did not increase as a result of higher balance of cash and cash equivalent and short-term investments during the year. This was primarily due to lower applicable interest rates during the period. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

      As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which are being amortized over four years. The amortization expense was $0.3 million for the year ended December 31, 2003.

Impairment of investment in Sun Media Group

      In September 2001, we acquired an approximately 27.6% equity interest in Sun Media and accounted for the investment using the equity method of accounting. We ceased to maintain significant influence over Sun Media’s operations after our equity interest fell below 20% to 17.4% and our board representation was decreased in the quarter ended December 31, 2002. Accordingly, commencing October 1, 2002, we began accounting for our investment in Sun Media as an investment in marketable equity securities under the provisions of SFAS 115.

      We had recorded $0.9 million of equity loss from this investment through September 30, 2002. The fair market value of Sun Media dropped below our carrying value starting May 2003. As of December 31, 2003, the fair market value of this investment was $6.8 million while the carrying value of this investment was $12.9 million. We considered the decline in the value of this investment to be other than temporary and therefore recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. We will continue to monitor the developments of Sun Media closely. If the fair market value continues to drop, we will need to recognize additional impairment charges in the future periods.

Loss on equity investments

      Our loss on equity investment of $0.9 million for the year ended December 31, 2003 was mainly related to our investment in the Shanghai NC-SINA joint venture, while our loss on equity investment of $0.5 million for the year ended December 31, 2002 was mainly related to our investment in Sun Media.

Provision for income taxes

      We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including China, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations. As of December 31, 2003, we had deferred tax assets in the amount of $20.0 million for these three locations primarily relating to net operating loss carryforwards and we have provided a full valuation allowance against these deferred tax assets.

      We generated substantially all our net income from our China operations for the year ended December 31, 2003. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We expect that based on our current operating and tax structure in China, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates can be increased to as high as 33%.

      Due to our operating and tax structures in China, we have entered into technical and other service agreements between our subsidiaries and our VIEs in China pursuant to which our subsidiaries provide technical and other services to our VIEs in exchange for substantially all net income of these VIEs. We incur 5% business tax when our subsidiaries receive the fees from the VIEs which we include in our operating expenses as cost of transferring economic benefit generated from these VIEs. We believe that the terms of such service agreements are in compliance with the laws in China. Some of these agreements were reviewed by the tax authorities in China in the past and no comments were raised. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China might challenge the transfer prices that we used for the related party transactions among our entities in China in the future.

      We have recorded a current income tax provision in the amount of $1.8 million, net of an income tax benefit of $0.9 million relating to the recognition of net deferred tax assets, for the year ended December 31, 2003 relating to our China operations.

Years ended June 30, 2002, 2001 and 2000

Net revenues

	Years ended June 30,

	2002		2001		2000		2002	2001

	U.S.	% to net	U.S.	% to net	U.S.	% to net
	Dollars	revenues	Dollars	revenues	Dollars	revenues	Growth	Growth

	(in thousands, except percentages)
Net Revenues
Advertising	$21,105	74%	$23,393	88%	$11,013	78%	(10%)	112%
Non-advertising
Mobile value-added services	3,920	14%	—	—	—	—	100%	—
Other	3,483	12%	3,290	12%	3,157	22%	6%	4%

Non-advertising	7,403	26%	3,290	12%	3,157	22%	125%	4%

Total net revenues	$28,508	100%	$26,683	100%	$14,170	100%	7%	88%

      Our net revenues were $28.5 million and $26.7 million for the years ended June 30, 2002 and 2001, respectively, representing growth of 7% and 88% as compared to the same periods in 2001 and 2000, respectively. The growth of our net revenues for the year ended June 30, 2002 as compared to the same period in 2001 was mainly attributable to the introduction of our mobile value-added services. Revenue from our mobile value-added services for the year ended June 30, 2002 was $3.9 million. This was offset by the decrease in advertising revenue of $2.3 million. The growth of our net revenues for the year ended June 30, 2001 as compared to the same period in 2000 was mainly attributable to the increase in advertising revenues. For the year ended June 30, 2002, advertising revenues dropped by 10% to $21.1 million and accounted for 74% of our net revenues, while non-advertising revenues grew by 125% to $7.4 million and accounted for 26% of our net revenues. For the year ended June 30, 2001, advertising revenues grew by 112% to $23.4 million and accounted for 88% of our net revenues, while non-advertising revenues grew by 4% to $3.3 million and accounted for 12% of our net revenues. For the year ended June 30, 2001, advertising and non-advertising revenues accounted for 78% and 22%, respectively, of our net revenues. The change in the composition of our net revenue for the year ended June 30, 2002 was primarily driven by the introduction of mobile value-added services in late 2001.

      Advertising. Our advertising revenues were $21.1 million for the year ended June 30, 2002, as compared to $23.4 million and $11.0 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from the same period in 2001 was mainly due to the reduced spending in the online advertising market in the U.S., Taiwan and Hong Kong. During the year ended June 30, 2001, the increase from the same period in 2000 was mainly due to the increase in the number of advertisers. For the years ended June 30, 2002, 2001 and 2000, advertising revenues accounted for 74%, 88% and 78% of our net revenues, respectively.

      Non-Advertising. Our non-advertising revenues were $7.4 million, $3.3 million and $3.2 million for the years ended June 30, 2002, 2001 and 2000, respectively. For the year ended June 30, 2002, non-advertising revenues consisted of $3.9 million of revenues from mobile value-added services, $1.1 million of revenues from our other fee-based services including subscription service and paid email service, $1.5 million of e-commerce sales and $0.9 million from the sale of software products. For the year ended June 30, 2001, non-advertising revenues consisted mainly of $2.3 million from the sale of software products and $1.0 million of e-commerce sales. For the year ended June 30, 2000, non-advertising revenues consisted mainly of sales of software products. For the years ended June 30, 2002, 2001 and 2000, non-advertising revenues accounted for 26%, 12% and 22% of our net revenues, respectively.

Cost of revenues

	Years ended June 30,

	2002	2001	2000	2002	2001

				Growth	Growth

	(in U.S. Dollars, in thousands, except percentages)
Cost of revenues
Advertising	$11,537	$13,771	$8,950	(16%)	54%
Non-advertising
Mobile value-added services	1,275	—	—	100%	—
Other	663	1,169	1,965	(43%)	(41%)

Non-advertising	1,938	1,169	1,965	66%	(41%)

Total cost for revenues	$13,475	$14,940	$10,915	(10%)	37%

      Our cost of revenues were $13.5 million and $14.9 million for the years ended June 30, 2002 and 2001, respectively, representing a decrease of 10% and an increase of 37% as compared to same periods in 2001 and 2000, respectively.

      Advertising. Our cost of advertising revenues were $11.5 million, 13.8 million and $9.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. Our cost of advertising revenues consists of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, and personnel-related costs and equipment depreciation expense associated with our web site production. The year-to-year decrease in cost of revenues from the year ended June 30, 2001 to the year ended June 30, 2002 was primarily due to lower Internet connection costs as a result of a decrease in bandwidth cost in China and lower personnel related costs as a result of improved productivity and reduced headcount. The year-to-year increase in cost of revenues from the year ended June 30, 2000 to the year ended June 30, 2001 was due to higher Internet connection costs, such as bandwidth expansion and server co-location cost to support increased Internet traffic on our web sites, and the increase in content and service provider fees to expand our web site content and to support the increased advertisement impressions.

      Non-advertising. Our cost of non-advertising revenues was $1.9 million $1.2 million and $2.0 million for the years ended June 30, 2002, 2001 and 2000, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, fees or royalties paid to third party content providers for services and content associated with our mobile value-added services and cost of our software products. The year-to-year increase in cost of non-advertising revenues from the year ended June 30, 2001 to the year ended June 30, 2002 was mainly due to the increase in fees to mobile phone operators in China for our mobile value-added services. The year-to-year decrease in cost of revenues from the year ended June 30, 2000 to the year ended June 30, 2001 was primarily due to the fact that a higher percentage of our software revenues were derived from licensing arrangements which involved minimal costs during 2001.

Gross profit margins

	Years ended June 30,

	2002	2001	2000

Gross profit margins
Advertising	45%	41%	19%
Non-advertising
Mobile value-added services	68%	—	—
Other	81%	65%	38%
Non-advertising	74%	65%	38%
Overall	53%	44%	23%

      Our overall gross profit margins increased from 23% for the year ended June 30, 2000 to 44% for the year ended June 30, 2001 and 53% for the year ended June 30, 2002. Both our advertising and non-advertising activities contributed to the improvements in gross profit margins.

      Advertising. Our gross profit margins of advertising revenues increased from 19% for the year ended June 30, 2000 to 41% for the year ended June 30, 2001 and 45% for the year ended June 30, 2002. The increase in gross profit margin of advertising revenues from the year ended June 30, 2001 to the year ended June 30, 2002 was attributable to the decrease in costs associated with our websites production. The increase in gross profit margin of advertising revenues from the year ended June 30, 2000 to the year ended June 30, 2001 was attributable to the significant increase in advertising revenues.

      Non-advertising. Our gross profit margins of non-advertising revenues increased from 38% for the year ended June 30, 2000 to 65% for the year ended June 30, 2001 and 74% for the year ended June 30, 2002. The increase in gross profit margins of non-advertising revenues from the year ended June 30, 2001 to the year ended June 30, 2002 was attributable to the increase in revenues from mobile value-added services, other fee-based services and our e-commerce. The increases in gross profit margins of non-advertising revenues from the year ended June 30, 2000 to the year ended June 30, 2001 were attributable to the revenue from software licensing arrangements which involved minimal costs.

     Operating expenses

	Years ended June 30,

	2002		2001		2000

	U.S.	% to net	U.S.	% to net	U.S.	% to net
	Dollars	revenues	Dollars	revenues	Dollars	revenues

	(in thousands, except percentages)
Sales and marketing expenses	$12,468	44%	$21,694	81%	$17,476	123%
Product development expenses	$6,666	23%	$9,648	36%	$7,358	52%
General and administrative expenses	$8,237	29%	$8,918	33%	$6,951	49%

     Sales and marketing expenses

      Our sales and marketing expenses were $12.5 million, or 44% of total net revenues for the year ended June 30, 2002, as compared to $21.7 million and $17.5 million, or 81% and 123% of total net revenues, for years ended June 30, 2001 and 2000, respectively. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-to-year decrease in absolute dollar amount from the year ended June 30, 2001 to the year ended June 30, 2002 was primary due to the curtailment in spending for market promotion of our web sites and cost savings from workforce reductions. The year-to-year increase in absolute dollar amount from the year ended June 30, 2000 to the year ended June 30, 2001 was primarily attributable to an increase in advertising expenses associated with our brand-building strategy, and increase in compensation expense associated with the growth in our direct sales force and marketing personnel, and an increase in sales commissions associated with the increased revenues.

     Product development expenses

      Our product development expenses were $6.7 million, or 23% of total net revenues for the year ended June 30, 2002, as compared to $9.6 million and $7.4 million, or 36% and 52% of total net revenues, for the years ended June 30, 2001 and 2000, respectively. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as engineering costs related to the development of our software products and web-based products. The year-to-year decrease in absolute dollar amount from the year ended June 30, 2001 to the year ended June 30, 2002 was primarily attributable to our strategy of focusing new research and development efforts in China, which has lower labor costs, and reducing our engineering workforce in other locations. The year-to-year increase in absolute dollar amount from the year ended June 30, 2000 to the year ended June 30, 2001 was attributable to increased staffing and associated support for engineers for developing and enhancing our online network.

     General and administrative expenses

      Our general and administrative expenses were $8.2 million, or 29% of total net revenues for the year ended June 30, 2002, as compared to $8.9 million and $7.0 million, or 33% and 49% of total net revenues in the years ended June 30, 2001 and 2000, respectively. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. The year-to-year decrease in absolute dollar amount from the year ended June 30, 2001 to the year ended June 30, 2002 was a result of our cost reduction measures. The year-to-year increase in absolute dollar amount from the year ended June 30, 2000 to the year ended June 30, 2001 was mainly due to the increase in general business activities as a result of business expansion and building our administrative infrastructure.

     Stock-based compensation expenses

      In connection with the grant of certain stock options, we recorded net deferred stock compensation totaling $33.4 million through June 30, 2002, which is being amortized over the four-year vesting period of the options. Of the total deferred stock compensation, approximately $2.3 million, $7.5 million and $19.1 million was amortized in the years ended June 30, 2002, 2001 and 2000, respectively.

     Amortization of intangible assets

      As a result of the acquisition of Sinanet.com in March 1999, we recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over the three-year period ended June 30, 2002. The amortization expense for the years ended June 30, 2002, 2001 and 2000 was $5.1 million, $6.8 million and $6.8 million, respectively.

     Interest income

      Interest income was $4.2 million for the year ended June 30, 2002, as compared to $7.3 million and $3.8 million for the years ended June 30, 2001 and 2000, respectively. During the year ended June 30, 2002, the decrease from 2001 was primarily due to the lower average cash and short-term investment balances and lower applicable interest rates during the year. During the year ended 30, 2001, the increase from 2000 was primarily due to higher cash and short-term investment balances as a result of the proceeds from our sale of Series C preference shares in October and November 1999, and the initial public offering in April 2000. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

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

      In December 1999, we paid $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. We accounted for our investment in the joint venture using the equity method of accounting. We recorded a $0.5 million loss from our investment in the joint venture in the year ended June 30, 2000 and the remaining investment of $0.9 million was fully written off during the year ended June 30, 2001 upon the cessation of operations of this joint venture company.

Liquidity and Capital Resources

      We have funded our recent operations and capital expenditures primarily using the net proceeds of $97.5 million raised through the sale of preference shares, $68.8 million raised from the sale of ordinary shares in the initial public offering and $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003, as well as net income from our operations.

      On July 7, 2003, we sold $100 million aggregate amount of zero coupon convertible subordinated notes (the “Notes”) due 2023 in a private offering, which resulted in net proceeds to us of approximately $97.3 million. The Notes were issued at par and will bear no interest. The Notes will be convertible into our ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. We may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require us to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, and upon a change of control, at a price equal to 100% of the principal amount of the Notes. We filed a Registration Statement on Form S-3 for the resale of the Notes and the ordinary shares issuable upon conversion of the notes. The SEC has declared the Registration Statement to be effective.

      One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the two consecutive fiscal quarters ended September 30 and December 31, 2003, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) described above until it is not satisfied.

      As of December 31, 2003, we did not receive any request for conversion of the Notes to SINA ordinary shares. Upon conversion in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.

      In February 2004, we entered into a definitive agreement to acquire all outstanding shares of Crillion. The initial purchase price consists of $9.9 million in cash and approximately 196,000 of our ordinary shares valued at $40.90 per share. Additional payments will be made on an earn-out basis at approximately 1.5 to 2 times of Crillion’s 2004 and 2005 earnings if its pretax income for 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125 million and will be paid 60% in cash and 40% in our ordinary shares valued at $40.90 per share.

      We had also entered into various lease agreements for our office premises in China, the United States of America, Hong Kong and Taiwan. The obligations for the rental expenses under these operating leases were totaling $3.6 million as of December 31, 2003, or $1.4 million, $1.0 million, $0.7 million, $0.5 million and $14,000 for the years ending December 31, 2004, 2005, 2006, 2007 and 2008, respectively.

      As of December 31, 2003, we had $227.2 million in cash and cash equivalents and short-term investments to meet the future requirements on our operating, investing and financing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position and our cash reserve for future acquisition. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

      The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Years ended
	December 31		Years Ended June 30,

	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Net cash provided by (used in) operating activities	$47,246	$4,551	$(6,360)	$(14,166)
Net cash provided by (used in) investing activities	(46,700)	25,450	(15,402)	(34,540)
Net cash provided by financing activities	104,340	74	352	2,062

Net increase (decrease) in cash and cash equivalents	104,886	30,075	(21,410)	(46,644)
Cash and cash equivalents at beginning of period	53,262	23,187	52,505	99,149

Cash andcash equivalents at end of period	$158,148	$53,262	$31,095	$52,505

     Operating activities

     Years ended December 31, 2003 and 2002

      Net cash provided by operating activities for the year ended December 31, 2003 was $47.3 million. This was primarily attributable to our net income of $31.4 million, adjusted by non-cash related expenses including impairment of investments in Sun Media Group of $6.1 million, depreciation of $5.1 million, amortization of intangible assets of $1.8 million, loss on equity investments of $0.9 million, stock-based compensation of $0.6 million, amortization of convertible debt issuance cost of $0.3 million and write-off of intangible assets of $0.9 million; an increase in accrued liabilities of $11.8 million and an increase in income taxes payable of $1.8 million. These increases to cash and cash equivalents were partially offset by an increase in account receivables of $8.8 million, an increase in prepaid expenses and other current assets of $2.2 million, an increase in deferred tax assets of $0.9 million, an increase in other assets of $0.9 million and a decrease in accounts payable of $0.8 million. The increase in accrued liabilities was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll and related expenses, deferred revenue, business taxes payable, sales rebates and future cash payments for the Memestar acquisition. The increase in account receivables was resulted from the significant increase in our net revenues, especially our mobile value-added services during the year ended December 31, 2003. The increase in prepaid expenses and other current assets was mainly related to prepayments for the rental of our office lease in Beijing.

      Net cash provided by operating activities for the year ended December 31, 2002 was $4.6 million. This was primarily attributable to our net loss of $4.9 million, adjusted by non-cash related expenses including depreciation of $5.1 million, amortization of intangible assets of $1.8 million, loss on equity investments of $0.5 million and stock-based compensation of $1.8 million; and an increase in accrued liabilities of $3.1 million. The net increase to cash and cash equivalents were partially offset by an increase in accounts receivables of $2.2 million and an increase in prepaid expenses and other current assets of $1.0 million.

      The year-to-year increase in net cash provided by operating activities of $42.7 million from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily attributable to the increase in our net income and the increase in accrued liabilities offset by the increase in accounts receivables.

     Years ended June 30, 2002 and 2001

      Net cash used in operating activities for the year ended June 30, 2002 was $6.4 million. This was primarily due to our loss of $16.1 million, adjusted by non-cash related expenses including depreciation of $5.2 million, amortization of intangible assets of $5.1 million, loss on equity investments of $0.6 million and stock-based compensation of $2.3 million; a decrease in accrued liabilities of $2.7 million, a decrease in accounts payable of $0.5 million, an increase in accounts receivable of $0.5 million and an increase in prepaid expenses and other current assets of $0.4 million. The decrease in accrued liabilities was primarily due to the decrease in accrual for payroll and related expenses and accrual for marketing expenses and deferred revenue.

      Net cash used in operating activities for the year ended June 30, 2001 was $14.2 million. This was primarily attributable to our net loss of $36.4 million, adjusted by non-cash related expenses including depreciation of $3.6 million, amortization of intangible assets of $6.8 million, loss on equity investments of $0.9 million and stock-based compensation of $7.5 million; and an increase in accounts receivable of $0.3 million. The net decrease to cash and cash equivalents was partially offset by the increase in accrued liabilities of $3.5 million.

      The year-to-year decrease in net cash used in operating activities of $7.8 million from the year ended June 30, 2001 to the year ended June 30, 2002 was primarily attributable to the decrease in our net loss for the year ended June 30, 2002 partially offset by the decrease in accrued liabilities.

     Investing activities

     Years ended December 31, 2003 and 2002

      Net cash used in investing activities for the year ended December 31, 2003 was $46.7 million. This was primarily due to the purchase of equipment of $6.1 million, acquisition of Memestar (net of cash acquired) of $10.5 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $27.3 million.

      Net cash provided by investing activities for the year ended December 31, 2002 was $25.5 million. This was primarily due to the proceeds from the sale of our short-term investments of $29.5 million, partially offset by the purchase of equipment of $2.6 million, acquisition of Techur (net of cash acquired) of $1.1 million and investment in joint ventures of $0.2 million.

      The year-to-year increase in net cash used in investing activities of $72.2 million from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily due to the increase in cash used for the purchase of equipment, business acquisitions, investments in joint ventures and purchase of short-term investments during the year ended December 31, 2003.

     Years ended June 30, 2002 and 2001

      Net cash used in investing activities for the year ended June 30, 2002 was $15.4 million. This was primarily attributable to the purchase of equipment of $2.0 million, acquisition of the stock of Sun Media of $8.6 million and purchase of short-term investments of $4.8 million.

      Net cash used in investing activities for the year ended June 30, 2001was $34.5 million. This was primarily attributable to the purchase of equipment of $7.7 million and purchase of short-term investments of $26.8 million.

      The year-to-year decrease in net cash used in investing activities of $19.1 million from year ended June 30, 2001 to the year ended June 30, 2002 was primarily attributable to the decrease in cash used for the purchase of equipment and purchase of short-term investments, partially offset by the net cash used in the acquisition of the stock of Sun Media during the year ended June 30, 2002.

     Financing activities

     Years ended December 31, 2003 and 2002

      Net cash provided by financing activities for the year ended December 31, 2003 was $104.3 million. This was primarily attributable to the net proceeds of $97.3 from the issuance of zero coupon convertible subordinated notes in 2003, the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $6.0 million and the proceeds from the repayment of shareholders’ notes of $1.0 million.

      Net cash provided by financing activities for the year ended December 31, 2002 was $74,000 representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

      The year-to-year increase in net cash provided by financing activities of $104.3 million from the year ended December 31, 2002 to the year ended December 31, 2003 was primarily attributable to the net proceeds from the issuance of zero coupon convertible subordinated notes and the increase in the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan during the year ended December 31, 2003.

     Years ended June 30, 2002 and 2001

      Net cash provided by financing activities for the year ended June 30, 2002 was $0.4 million. This was primarily attributable to the repayment of shareholders’ notes of $0.4 million.

      Net cash provided by financing activities for the year ended June 30, 2001 was $2.1 million. This was primarily attributable to the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $1.5 million and the repayments of shareholders’ notes of $0.6 million.

      The year-to-year decrease in net cash provided by financing activities of $1.7 million from the year ended June 30, 2001 to the year ended June 30, 2002 was primarily due to the decrease in the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan during the year ended June 30, 2002.

Contractual Obligations

      The following table sets forth our contractual obligations as of December 31, 2003:

	Payments due by period

		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years

	(in US Dollars, In thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	3,594	1,405	1,726	463	$—
Purchase obligations	6,481	6,078	403	—	—
Other long-term liabilities	2,175	1,118	1,057	—	—

Total contractual obligations	$112,250	$8,601	$3,186	$100,463	$—

      Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 15 — “Convertible debts” in the Financial Statements for further information. Operating lease obligations include the commitments under the lease agreements for our office premises. Purchase obligations include the commitments for Internet connection fees associated with the web site production, content fees associated with web site production and mobile value-added services, advertising serving and tracking services and marketing activities.

      Apart from the above, we did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of December 31, 2003.

      There are uncertainties regarding the legal basis of our ability to operate an Internet business and telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including us, may operate. Therefore, we might be required to limit the scope of our operations in China, and this could have a material adverse effect on our financial position, results of operations and cash flows.

      We are involved in certain lawsuits in the normal course of our business operations in China, and we do not expect that the outcome of these lawsuits will have material impact on our financial positions or results of operations.

Off-Balance Sheet Commitments and Arrangements

      We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Principal Accountant Fees and Services

      The following table sets forth the aggregate fees by categories specified below in connection with certain professional services rendered by our principal external auditors for the periods presented.

	Years Ended				Years Ended
	December 31			Six Months Ended	June 30,
				December 31
	2003	2002		2002	2002	2001

	(In U.S. dollars, in thousands)
Audit fees	$275	$300	#	$200	$200	$200
Audit-related fees	20	45		45	35	—
Other fees	32	28		13	19	23

	$327	$373		$258	$254	$223

#	The amount of $300,000 included a $200,000 audit fee for the six months ended December 31, 2003 and a $100,000 pro-rated audit fee for the periods from January 1 to June 30, 2002 during the year ended June 30, 2002.

      Apart from the above, we did not pay any other fees to our principal external auditors during the periods presented.

Recent Accounting Pronouncements

      In November 2002, the EITF No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF No. 00-21”) was issued, addressing accounting for revenue arrangements with multiple deliverables and requiring that elements of an arrangement be separately accounted based on the fair value of the individual elements. EITF No. 00-21 is effective for fiscal periods beginning after June 15, 2003. The adoption of EITF No. 00-21 did not have a significant impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45

elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a significant impact on our consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a Variable Interest Entity (“VIE”), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Depends on the type and creation date of the VIEs, the effective dates of FIN 46 and FIN 46-R for vary from the end of the first interim or annual reporting period ending after December 15, 2003 to the end of the first interim or annual reporting period ending after March 15, 2004. Early adoption is allowed. In December 2003, the FASB issued a revision to Interpretation 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 “Consolidation of Variable Interest Entities”, and to exempt certain entities from its requirements. The adoption of FIN46 and FIN46R for VIEs did not have any significant impacts on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a material impact on our financial position, cash flows or results of operations.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

      Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of December 31, 2003, we had unrealized losses of $1.5 million included in accumulated other comprehensive loss in shareholders’ equity.

      Our convertible bonds issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollar and therefore there is no interest or foreign currency exchange risk associated with the outstanding convertible bonds.

Foreign Currency Exchange Rate Risk

      The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the year ended December 31, 2003 was not material to us.

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

      We had recorded $0.9 million of equity loss from this investment through September 30, 2002 so the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. We will continue monitor the developments of Sun Media closely. If the fair market value continues to drop, we will need to recognize additional impairment charges in the future periods.

Item 8:     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Financial Statements:
Report of Independent Accountants	61
Consolidated Balance Sheet at December 31, 2003 and 2002	62
Consolidated Statement of Operations for each of the two years ended December 31, 2003 and 2002 (unaudited), six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	63
Consolidated Statement of Shareholders’ Equity for each of the two years ended December 31, 2003 and 2002 (unaudited), six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	64
Consolidated Statement of Cash Flows for each of the two years ended December 31, 2003 and 2002 (unaudited), six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001	66
Notes to Consolidated Financial Statements	67
Supplementary Financial Data:
Quarterly Financial Results for the year ended December 31, 2003, six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002 and 2001 (unaudited)	95
Movement of allowances for doubtful accounts (unaudited)	96
Movement of valuation allowances for deferred assets (unaudited)	96

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
of SINA CORPORATION

      In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of shareholders’ equity and of cash flows expressed in U.S. dollars present fairly, in all material respects, the financial position of SINA CORPORATION and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for the year ended December 31, 2003, six months ended December 31, 2002 and each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS

Beijing, China
February 4, 2004, except for Note 17

as to which the date is February 24, 2004

SINA CORPORATION

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2003	2002

	(In U.S. dollars)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$158,148	$53,262
Short-term investments	69,016	43,474
Accounts receivable, net	17,606	5,847
Deferred tax assets	907	—
Prepaid expenses and other current assets	4,579	2,323

Total current assets	250,256	104,906
Investment in Sun Media Group	6,793	16,637
Property and equipment, net	8,646	7,599
Long-term investments	2,085	—
Intangible assets, net	569	993
Goodwill	18,091	—
Other assets	3,457	344

Total assets	$289,897	$130,479

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,147	$1,345
Accrued liabilities	27,442	11,747
Income taxes payable	1,801	—

Total current liabilities	30,390	13,092
Convertible debt	100,000	—

Total liabilities	130,390	13,092

Commitments and contingencies (Note 16)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 75,000,000 shares authorized; 48,627,000 and 45,946,000 shares issued and outstanding	6,471	6,114
Additional paid-in capital	236,222	223,358
Ordinary shares subject to subsequent issuance: 177,000 shares	1,349	—
Notes receivable from shareholders	—	(1,050)
Deferred stock compensation	—	(554)
Accumulated deficit	(83,054)	(114,477)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investment in marketable securities	(1,510)	4,004
Cumulative translation adjustments	29	(8)

Total shareholders’ equity	159,507	117,387

Total liabilities and shareholders’ equity	$289,897	$130,479

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS

				Years Ended
	Years Ended December 31,		Six Months Ended	June 30,
			December 31,
	2003	2002	2002	2002	2001

		(Unaudited)

	(In U.S. dollars)
	(In thousands, except per share amounts)
Net revenues:
Advertising	$41,173	$24,703	$13,869	$21,105	$23,393
Non-advertising	73,112	14,191	9,347	7,403	3,290

	114,285	38,894	23,216	28,508	26,683

Cost of revenues:
Advertising	14,001	11,267	5,824	11,537	13,771
Non-advertising	20,405	4,140	2,676	1,938	1,169
Stock-based compensation	31	102	42	133	414

	34,437	15,509	8,542	13,608	15,354

Gross profit	79,848	23,385	14,674	14,900	11,329

Operating expenses:
Sales and marketing	21,741	12,419	6,457	12,468	21,694
Product development	6,340	5,916	2,755	6,666	9,648
General and administrative	11,551	8,896	4,480	8,237	8,918
Stock-based compensation*	523	1,692	699	2,208	7,097
Amortization of intangible assets	1,749	1,777	90	5,063	6,765
Write-off of intangible assets	903	—	—	—	—

Total operating expenses	42,807	30,700	14,481	34,642	54,122

Income (loss) from operations	37,041	(7,315)	193	(19,742)	(42,793)
Interest income	2,757	2,819	1,034	4,212	7,336
Other expenses	(162)	—	—	—	—
Amortization of convertible debt issuance cost	(341)	—	—	—	—
Impairment of investments in Sun Media Group	(6,063)	—	—	—	—
Loss on equity investments	(914)	(453)	(311)	(562)	(894)

Income (loss) before income taxes	32,318	(4,949)	916	(16,092)	(36,351)
Provision for income taxes	(895)	—	—	—	—

Net income (loss)	$31,423	$(4,949)	$916	$(16,092)	$(36,351)

Basic net income (loss) per share	$0.66	$(0.11)	$0.02	$(0.36)	$(0.91)

Diluted net income (loss) per share	$0.58	$(0.11)	$0.02	$(0.36)	$(0.91)

*Stock-based compensation was related to the associated expense categories as follows:
Sales and marketing	$16	$51	$21	$66	$219
Product development	168	541	223	707	2,295
General and administrative	339	1,100	455	1,435	4,583

	$523	$1,692	$699	$2,208	$7,097

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

				Ordinary
				Shares	Notes					Other
	Ordinary Shares		Additional	Subject to	Receivable				Total	Comprehensive
			Paid-in	Subsequent	from	Deferred Stock	Accumulated		Shareholders’	Income
	Shares	Amount	Capital	Issuance	Shareholders	Compensation	Deficit	Others	Equity	(Loss)

	(in U.S. dollars, in thousands, except share amounts)
Balances at June 30, 2000.	40,764	$5,425	$221,399	$—	$(2,067)	$(15,057)	$(62,950)	$67	$146,817
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	594	79	1,459	—	—	—	—	—	1,538
Repayments of notes receivable from shareholders	—	—	—	—	588	—	—	—	588
Costs of initial public offering	—	—	(64)	—	—	—	—	—	(64)
Deferred stock compensation	—	—	(2,123)	—	—	2,123	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	7,511	—	—	7,511
Comprehensive loss:
Net loss	—	—	—	—	—	—	(36,351)	—	(36,351)	$(36,351)
Currency translation adjustments	—	—	—	—	—	—	—	(72)	(72)	(72)

Comprehensive loss										$(36,423)

Balances at June 30, 2001.	41,358	5,504	220,671	—	(1,479)	(5,423)	(99,301)	(5)	119,967
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	(61)	(8)	(69)	—	—	—	—	—	(77)
Repayments of notes receivable from shareholders	—	—	—	—	429	—	—	—	429
Deferred stock compensation	—	—	(1,783)	—	—	1,783	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,341	—	—	2,341
Acquisition of long- term investment	4,593	611	4,487	—	—	—	—	—	5,098
Comprehensive loss:
Net loss	—	—	—	—	—	—	(16,092)	—	(16,092)	$(16,092)
Currency translation adjustments	—	—	—	—	—	—	—	24	24	24

Comprehensive loss										$(16,068)

Balances at June 30, 2002.	45,890	6,107	223,306	—	(1,050)	(1,299)	(115,393)	19	111,690
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	56	7	56	—	—	—	—	—	63
Deferred stock compensation	—	—	(4)	—	—	4	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	741	—	—	741
Comprehensive income:
Net income	—	—	—	—	—	—	916	—	916	$916
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	4,004	4,004	4,004
Currency translation adjustments	—	—	—	—	—	—	—	(27)	(27)	(27)

Comprehensive income										$4,893

Balances at December 31, 2002.	45,946	6,114	223,358	—	(1,050)	(554)	(114,477)	3,996	117,387
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	1,737	231	5,777	—	—	—	—	—	6,008
Repayment of notes receivable from shareholders	—	—	—	—	1,050	—	—	—	1,050
Amortization of deferred stock-based compensation	—	—	—	—	—	554	—	—	554
Business acquisition	944	126	7,087	1,349	—	—	—	—	8,562
Comprehensive income:
Net income	—	—	—	—	—	—	31,423	—	31,423	$31,423
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(5,514)	(5,514)	(5,514)
Currency translation adjustments	—	—	—	—	—	—	—	37	37	37

Comprehensive income										$25,946

Balances at December 31, 2003.	48,627	$6,471	$236,222	$1,349	$—	$—	$(83,054)	$(1,481)	$159,507

The accompanying notes are an integral part of these consolidated financial statements.

UNAUDITED STATEMENT OF CHANGE IN SHAREHOLDERS’ EQUITY

				Ordinary
				Shares	Notes					Other
	Ordinary Shares		Additional	Subject to	Receivable				Total	Comprehensive
			Paid-in	Subsequent	from	Deferred Stock	Accumulated		Shareholders’	Income
	Shares	Amount	Capital	Issuance	Shareholders	Compensation	Deficit	Others	Equity	(Loss)

Balances at December 31, 2001	45,877	$6,105	$223,311	$—	$(1,050)	$(2,366)	$(109,528)	$(25)	$116,447
Issuance of Ordinary Shares pursuant to stock plans, net of repurchases	69	9	65	—	—	—	—	—	74
Deferred stock compensation	—	—	(18)	—		18	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,794	—	—	1,794
Comprehensive loss:
Net loss	—	—	—	—	—	—	(4,949)	—	(4,949)	$(4,949)
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	4,004	4,004	4,004
Currency translation adjustments	—	—	—	—	—	—	—	17	17	17

Comprehensive loss										$(928)

Balances at December 31, 2002.	45,946	$6,114	$223,358	$—	$(1,050)	$(554)	$(114,477)	$3,996	$117,387

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS

	Years Ended
	December 31,		Six Months Ended	Year Ended June 30,
			December 31,
	2003	2002	2002	2002	2001

		(unaudited)

	(In U.S. dollars, in thousands)
Cash flows from operating activities:
Net income (loss)	$31,423	$(4,949)	$916	$(16,092)	$(36,351)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on equity investments	914	453	311	562	894
Loss on disposal of fixed assets	160	368	101	267	—
Impairment of investments in Sun Media Group	6,063	—	—	—	—
Depreciation	5,113	5,097	2,513	5,186	3,566
Stock-based compensation	554	1,794	741	2,341	7,511
Amortization of convertible debt issuance cost	341	—	—	—	—
Amortization of intangible assets	1,749	1,777	90	5,063	6,765
Write-off of intangible assets	903	—	—	—	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(8,813)	(2,205)	(1,075)	(460)	(341)
Prepaid expenses and other current assets	(2,166)	(957)	(550)	(356)	184
Receivable from related parties	—	—	—	556	(288)
Deferred tax assets	(907)	—	—	—	—
Other assets	(918)	(6)	206	(178)	32
Accounts payable	(792)	98	212	(514)	410
Income taxes payable	1,801	—	—	—	—
Accrued liabilities	11,821	3,081	2,836	(2,735)	3,452

Net cash provided by (used in) operating activities	47,246	4,551	6,301	(6,360)	(14,166)

Cash flows from investing activities:
Acquisition of property and equipment	(6,058)	(2,629)	(1,701)	(2,035)	(7,740)
Cash paid for business acquisition, net of cash acquired	(10,548)	(1,121)	(1,121)	—	—
Investment in joint ventures	(2,818)	(181)	(181)	—	—
Acquisition of long-term investment	—	(154)	—	(8,595)	—
Sale (purchase) of short-term investments	(27,276)	29,535	18,806	(4,772)	(26,800)

Net cash provided by (used in) investing activities	(46,700)	25,450	15,803	(15,402)	(34,540)

Cash flows from financing activities:
Proceeds from issuance of Convertible debt, net	97,282	—	—	—	—
Proceeds from issuance of Ordinary Shares, net	6,008	74	63	30	1,474
Repurchase of ordinary shares	—	—	—	(107)	—
Repayments of notes receivable from shareholders	1,050	—	—	429	588

Net cash provided by financing activities	104,340	74	63	352	2,062

Net increase (decrease) in cash and cash equivalents	104,886	30,075	22,167	(21,410)	(46,644)
Cash and cash equivalents at beginning of year	53,262	23,187	31,095	52,505	99,149

Cash and cash equivalents at end of year	$158,148	$53,262	$53,262	$31,095	$52,505

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(12,904)	$(1,874)	$(1,874)	—	—
Cash acquired	2,356	753	753	—	—

Cash paid for business acquisition, net	$(10,548)	$(1,121)	$(1,121)	$—	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$7,213	$—	$—	$—	$—

Ordinary shares subject to subsequent issuance for business acquisition	$1,349	$—	$—	$—	$—

Ordinary shares issued for acquisition of long term investment	$—	$—	$—	$5,098	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In U.S. dollars)

1.     The Company and Summary of Significant Accounting Policies

     The Company

      SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands Corporation, is a leading online media company and value-added information service provider for China and the global Chinese communities. With a branded network of localized websites targeting Greater China and overseas Chinese, the Company provides an array of services to its users including region-focused online portals, mobile value-added services, search and directory listings, free and premium email, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions.

     Principles of consolidation and basis of presentation

      The consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method.

      The Company changed its financial year end from June 30 to December 31 in 2002.

      The Company has adopted FASB Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51”. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.

      To comply with PRC laws and regulations the Company conducts substantially all its Internet content provision, advertising and mobile value-added services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation.

      Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in China when permitted by PRC laws and regulations or to designees of the Company at any time for the amount of loans outstanding; all voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. The Company has also entered into exclusive technical service agreements with the VIEs under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to the Company. As of December 31, 2003, the amount of interest-free loans to the employee shareholders of VIEs amounted to $4.1 million.

      The following is a summary of the VIEs of the Company:

•	Beijing SINA Internet Information Service Co., Ltd. (“the ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the advertising space to the Ad Company or to advertisers directly. It is also responsible for providing mobile value-added services in China via third party mobile operators to the users. It is 3% owned by Yan Wang, the Company’s Chief Executive Officer and director, and 97% owned by six other non-executive PRC employees of the Company. The registered capital of the ICP Company is $1.2 million.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

•	Beijing SINA Interactive Advertising Co., Ltd. (“the Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of the Company’s subsidiaries in China. This entity has become inactive after the ICP Company obtained online advertising license in May 2002. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (“the GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five non-executive PRC employees of the Company. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing mobile value-added services in China via third party mobile operators to the users under its Internet content company license. It is owned by five non-executive PRC employees of the Company. The registered capital of the StarVI is $1.2 million.

      The Company began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001 (see Note 7 — Related party transactions). The GDICP Company was established in 2002 but had not had activities until 2003 and the operation results for the GDICP Company were consolidated for the entire year ended December 31, 2003. Xunlong and StarVI were acquired in Memestar acquisition (see Note 2 — Acquisition of Memestar) in January 2003 and the operation results for these two companies were consolidated by the Company for the entire year ended December 31, 2003.

      As of December 31, 2003, the aggregate accumulated losses of the above VIEs were approximately $4.9 million and have been reflected in the consolidated financial statements. Further, as of December 31, 2003, the Company did not have any assets that are collateral for the above VIEs’ obligations. The creditors of the above VIEs have no recourse to the general credit of the Company.

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

     Cash and cash equivalents

      The Company considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. At December 31, 2003 and 2002, cash equivalents were comprised primarily of investments in commercial paper and money market accounts stated at cost plus accrued interest, which approximated fair value.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     Allowances for doubtful accounts

      The Company uses the rolling average bad debt rate for the previous twelve months to estimate the provisions for accounts receivable. The Company also provides specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Deferred tax assets

      The Company records a valuation allowance for deferred tax assets if any, based on its estimates of its future taxable income as well as its tax planning strategies, it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur.

     Available for sale securities investment

      Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income during the period in which the gain or loss is realized. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increase in the fair value of available for sale securities will be included in comprehensive income in shareholders’ equity while subsequent decrease in fair value, if not an other-than-temporary impairment, will also be included in comprehensive income in shareholders’ equity.

      The investment in marketable equity securities of Sun Media Group is classified as available for sale securities. The Company recognized an other-than-temporary impairment charge of $6.1 million for the investment in Sun Media Group during the quarter ended December 31, 2003 based on its assessment of (i) Sun Media financial position and operating prospects and (ii) the duration and amount of the decline.

      The investment in marketable debt securities is classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities was $69.0 million as of December 31, 2003 and was $43.4 million as of December 31, 2002. During the year ended December 31, 2003, the Company recorded $1.7 million of unrealized losses on its marketable debt securities as a component of comprehensive income. During the six months ended December 31, 2002, the Company recorded $0.2 million of unrealized gains on its marketable debt securities as a component of comprehensive income.

     Property and equipment

      Property and equipment, including leasehold improvements, are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Depreciation expenses were $5.1 million, $2.5 million, $5.2 million and $3.6 million for the year ended December 31, 2003, six months ended December 31, 2002 and the two years ended June 30, 2002 and 2001, respectively.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The expenditures for repair and maintenance are expensed as incurred. The gain or loss on disposal of property and equipment is the difference between the net sales proceeds and the carrying amount of the relevant assets, and is recognized in the consolidated statement of operations.

     Long-term investments

      Long-term investments comprise investments in joint ventures which were accounted for using equity method of accounting. As of December 31, 2003, the carrying value of long-term investments comprises investment in Shanghai NC-SINA of $1.6 million (see Notes 3 — Investment in Shanghai NC-SINA) and investments in other joint ventures of $0.5 million.

     Intangible assets, net

      Intangible assets, which primarily include purchased technology, trademark, work force, customer list, user base and non-compete agreements arising from the acquisitions of subsidiaries and variable interest entities were initially recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives of one to three years. The amortization methods and estimated useful lives of intangible assets are reviewed regularly.

      Identifiable intangible assets are required to be determined separately from goodwill based on fair value. SFAS No. 141 “Business Combinations” (“SFAS 141”) specifies criteria that must be applied to determine whether an intangible should be recognized separately from goodwill. In particular, an intangible asset which is acquired in a business combination should be recognized as an asset separate from goodwill if it satisfies either the “contractual-legal” or “separability” criterion.

      Prior to January 1, 2002, intangible assets were reviewed for impairment whenever events or changes in circumstances indicated that the carrying amount of such intangible assets might not be recoverable. Upon the Company’s adoption of SFAS 142 on January 1, 2002, intangible assets were tested for impairment and tested annually thereafter or more frequently if events or changes in circumstances indicate the intangibles might be impaired. The Company evaluates recoverability of an intangible to be held and used by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible calculated using a discounted future cash flow analysis.

     Goodwill, net

      Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and variable interest entities.

      Prior to January 1, 2002, goodwill was amortized on a straight-line basis over the expected future economic life of three years and is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of goodwill is measured by a comparison of the carrying amount of goodwill and the future net discounted cash flows. If goodwill is considered to be impaired, the impairment to be recognized is measured as the amount by which the carrying amount of the goodwill exceeds its fair value.

      The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     Purchase price allocation

      The Company accounts for its acquisitions using purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities. The Company bases its determination on independent appraisal reports as well as its experience with similar assets and liabilities in the similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.

     Revenue recognition

      The Company derives its revenues from advertising and non-advertising sources.

     Advertising

      Advertising revenues are derived principally from online advertising arrangements, sponsorship arrangements, or a combination of them. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonable assured. Multiple element advertising arrangements were broken down to single element arrangement based on relative fair value for revenue recognition purpose. In some of the advertising contracts, the Company guarantees a minimum number of impressions or pages to be delivered to users over a specified period of time for a fixed fee. Advertising revenues are recognized on the basis of the number of impressions delivered or ratably over the period in which the advertising is displayed, whichever amount is lower, when the collectibility is reasonably assured. To the extent that minimum guaranteed impression deliveries are not met, the Company defers recognition of the corresponding revenues until the guaranteed impressions deliveries are achieved. For the year ended December 31, 2003, advertising revenues from contracts that require guaranteed minimum impressions were minimal. Sponsorship arrangements allow advertisers to sponsor a particular area on its web sites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on its web sites are recognized ratably over the term of such programs.

      Revenues from barter transactions are recognized during the period in which the advertisements are displayed in the Company’s properties. Barter transactions are recorded at the lower of the fair value of the goods or services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Revenues from barter transactions were minimal for all periods presented.

      Non-advertising revenues are mainly derived from mobile value-added services, fee-based services, e-commerce, enterprise services and proprietary software products and licenses.

      Mobile value-added services revenues are derived principally from providing mobile phone users with SMS, MMS, WAP services and IVR services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from mobile value-added services are charged on monthly or on per usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

      The Company contracts with third party mobile operators for billing and transmission services related to the mobile value-added services transmitted to its users. The Company records the gross amount it bills to users for its mobile value-added services as revenues and the fees charged or retained by the third party mobile

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

operators as cost of revenues. The Company considered EITF 99-19 in determining whether it should recognize such revenues at gross or net of revenue sharing by mobile operators for billing and transmission services. The Company believes that based on its arrangement with the third party mobile operators as stipulated in its agreements with them, the gross approach is appropriate as the Company is the primary obligor to the user with respect to the mobile value-added services.

      Estimation of revenue is based on the Company’s internal records of billings and transmissions for the month, adjusted by prior periods’ confirmation rates with the third party mobile operators, and further adjusted by prior periods’ discrepancies between its estimated revenue and actual revenue confirmed by the third party mobile operators. Historically, there were no significant true up adjustments to the estimates. To the extent that such revenues cannot be accurately estimated, the Company relies on the billing statements from the third party mobile operators to record revenues. Due to the time lag of receiving the billing statements from the third party mobile operators, for revenues recorded based on the billing statements from the third party mobile operators, the Company has adopted a one month lag reporting policy. Such policy has been applied on a consistent basis. For the years ended December 31, 2003 and 2002, the Company recorded $64.4 million and $9.1 million of revenues from its mobile value-added services, respectively. If the Company had not used one month lag reporting policy, revenues from its mobile value-added services for those periods would have been $68.3 million and $9.7 million, respectively. There was no significant mobile value-added services revenue before the year ended December 31, 2002.

      The Company purchases certain contents from third party content providers for its mobile value-added services. Most of these arrangements state that the fees payable to the third party content providers are calculated based on certain percentages of the revenue earned by their contents after deducting the fees paid to the third party mobile operators. The Company’s mobile value-added service revenue is inclusive of such fees since the Company acts as the principal in these arrangements by having the ability to determine the fees charged to end users and being the primary obligor to the end users with respect to providing such services.

      Fee based services allow the Company’s users to subscribe for services on its web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

      E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within its online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on its web site while the commission revenue is recognized on a net basis after both successful on-line verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

      Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

      Revenue from the sale of software products is recognized primarily upon delivery of software products to end users, resellers, distributors, retail merchants and original equipment manufacturers (“OEM”). The Company delivers its software products in packaged form or under software licenses. Revenues from sales of software products in the packaged form are recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, shipment is made and collectibility is reasonably assured. Software license agreements are non-refundable and allow the OEM partners to reproduce the Company’s software products for a specified period of time for a fixed fee or a specified number of copies for a predetermined unit price.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

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

      In accordance with generally accepted accounting principles in the United States of America, the recognition of these revenues is partly based on the Company’s assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if different assessments of the probability of collection of accounts receivable had been made at the time the transactions were recorded in revenue.

     Cost of revenues

     Advertising

      Cost of advertising revenues consists mainly of costs associated with the production of web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation associated with our web site production. Cost of advertising revenues also includes the business taxes levied on advertising sales in China.

     Non-advertising

      Cost of non-advertising revenues consists mainly of fees paid to or retained by the third party mobile operators for their services relating to the collection of the Company’s mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with the mobile value-added services, depreciation and costs for providing the enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in China.

     Product development expenses

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

     Advertising expenses

      Advertising expenses generally represent the cost of promotions for corporate image or for product marketing and are expensed as incurred. Advertising expenses totaled $6.3 million, $1.8 million, $4.7 million and $12.1 million for the year ended December 31, 2003, six months ended December 31, 2002 and for the two years ended June 30, 2002 and 2001 respectively.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     Stock-based compensation

      The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by FASB Interpretation No. (“FIN”) 44 and Emerging Issues Task Force (“EITF”) No. 00-23 and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

      Prior to the Company’s initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considering the expected volatility of our stock price, determined in accordance with SFAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Had compensation cost for the Company’s stock-based compensation plans been determined based

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss per share would have been adjusted to the pro forma amounts as follows:

	Year Ended	Six Months Ended	Years Ended June 30
	December 31,	December 31,
	2003	2002	2002	2001

	(In thousands, except per share amounts)
Net income (loss):
As reported	$31,423	$916	$(16,092)	$(36,351)
Added: Stock-based employee compensation expenses included in reported net income	554	741	2,341	7,511
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(119)	(30)	(4)	(190)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(7,712)	(1,406)	(2,558)	(7,848)

Pro forma	$24,146	$221	$(16,313)	$(36,878)

Net income (loss) per share, basic and diluted:
As reported	$0.58	$0.02	$(0.36)	$(0.91)

Pro forma	$0.44	$0.00	$(0.37)	$(0.92)

      The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31,	December 31,
	2003	2002	2002	2001

Risk-free interest rate	2.04% – 3.47%	2.44% – 3.07%	3.70% – 4.36%	4.64% – 6.15%
Expected life (in years)	1 – 4	1 – 4	1 – 4	1 – 4
Expected dividend yield	—	—	—	—
Volatility	93%	92%	49%	108%

     Income taxes

      Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, “Accounting for Income Taxes,” will not more-likely-than-not be realized.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

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

     Net income (loss) per share

      Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     Comprehensive income (loss)

      Comprehensive income (loss) is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income (loss) for the periods presented includes net income (loss), foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available for sale.

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

      In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a Variable Interest Entity (“VIE”), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. Depends on the type and creation date of the VIEs, the effective dates of FIN 46 and FIN 46-R for vary from

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

the end of the first interim or annual reporting period ending after December 15, 2003 to the end of the first interim or annual reporting period ending after March 15, 2004. Early adoption is allowed. In December 2003, the FASB issued a revision to Interpretation 46 (“FIN 46-R”) to clarify some of the provisions of FIN 46 “Consolidation of Variable Interest Entities”, and to exempt certain entities from its requirements. The adoption of FIN 46 and FIN 46-R for VIEs did not have any significant impacts on the Company’s consolidated financial statements.

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

2.     Acquisition of Memestar

      In January 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC (Xunlong and StarVI) is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance the Company’s mobile value-added services as well as increase its market share in the PRC mobile value-added services market.

      The aggregate purchase price of $24,255,113 is comprised of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, delivered at the closing of the acquisition; (c) $5,250,000 in cash to be paid in four equal installments after the closing date of the acquisition. The last payment would be forfeited if the non-compete clauses of certain members of Memestar’s management are violated; (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement, and (e) approximately $165,000 in legal and professional fees related to the acquisition.

      The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	2,228
Goodwill	18,091
Current liabilities	(1,717)

Purchase price	$24,255

      Amortizable intangible assets acquired, including customer lists and non-compete arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the year ended December 31, 2003 was $1.7 million. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. The Company performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2003. The purchase allocation for Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States.

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

	Years Ended
	December 31,

	2003	2002

Net revenues:	$114,534	$48,604
Net income (loss)	$31,523	$(4,236)
Basic net income (loss) per share	$0.66	$(0.09)
Diluted net income (loss) per share	$0.58	$(0.09)

3.     Investment in Shanghai NC-SINA

      In January 2003, the Company formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in China with  Soft, a Korean online game company. The Company invested $2.6 million in cash for 51% of the equity interest in the joint venture. The Company accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. During the twelve months ended December 31, 2003, the Company recorded $1.0 million of equity loss from this investment. As of December 31, 2003, the carrying value of this investment was $1.6 million and was included in long-term investments.

4.     Intangible assets

      As a result of the acquisition of Memestar, the Company recorded intangible assets including customer list and non-competition arrangements with certain Memestar executives in the amount of $2.2 million, which were amortized over periods ranging from fourteen to eighteen months. The amortization expense for the year ended December 31, 2003 was $1.7 million. As of December 31, 2003, the carrying value of the intangible assets was $0.6 million which will be amortized in the first and second quarter during the year ending December 31, 2004.

      In October 2002, the Company acquired Shanghai Techur Technology Developing Co., Ltd. (“Techur”) for $1.9 million in cash. As a result of the acquisition of the Company recorded intangible assets relating to customer relationships in the amount of $1.1 million, which was amortized over a period of three years. Because the revenue and the gross margin of Techur did not grow as expected, the Company’s management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the three months ended June 30, 2003 due to the permanent impairment of value.

      As a result of the acquisition of Sinanet.com in March 1999, the Company recorded goodwill and other intangible assets of approximately $20.3 million, which were amortized over the three-year period ended

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

June 30, 2002. The amortization expenses for the years ended June 30, 2002 and 2001 was $5.1 million and $6.8 million, respectively. The intangible assets had been fully amortized by March 31, 2002.

5.     Investment in Sun Media Group

      In September 2001, the Company completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million of the Company’s newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million.

      The above investment was accounted for using the equity method of accounting until September 30, 2002 when the Company’s equity interest in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. For the six months ended December 31, 2002, the Company recorded $3.8 million of unrealized gains on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of such investment was $16.7 million as of December 31, 2002.

      The Company had recorded $0.9 million of equity loss from this investment through September 30, 2002 and the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. The Company considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003.

6.     Balance Sheet Components

	December 31

	2003	2002

	(In U.S. dollars, in
	thousands)
Cash and cash equivalents:
Cash and investment in money market accounts	$153,149	$43,268
Commercial paper	4,999	9,994

	$158,148	$53,262

Short-term investments:
Time deposits	$35	$34
Marketable debt securities *	68,981	43,440

	$69,016	$43,474

* Marketable debt securities due within one year	$13,094	$28,585
Marketable debt securities due after one year through five years	55,887	14,855

	$68,981	$43,440

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

	December 31

	2003	2002

	(In U.S. dollars, in
	thousands)
Accounts receivable, net:
Accounts receivable	$19,183	$7,426
Less: Allowance for doubtful accounts	(1,577)	(1,579)

	$17,606	$5,847

Property and equipment, net:
Computer equipment and software	$19,340	$16,764
Furniture and fixtures	1,295	903
Automobiles	231	—
Leasehold improvements	1,499	1,199

	22,365	18,866
Less: Accumulated depreciation and amortization	(13,719)	(11,267)

	$8,646	$7,599

Intangible assets, net:
(i) Memestar
Non-Compete agreements	$1,256	$—
Customer lists	972	—

	2,228	—
Less: Accumulated amortization	(1,659)	—

Net	569	—

(ii) Techur
Non-Compete agreements	181	181
Customer lists	902	902

	1,083	1,083
Less: Accumulated amortization	(180)	(90)
Write-off due to permanent impairment	(903	—

Net	—	993

(iii) Sinanet.com
Purchased technology	1,638	1,638
Trade name	931	931
Work force	762	762
Content relationship	1,197	1,197
Goodwill	15,895	15,895

	20,423	20,423
Less: Accumulated amortization	(20,423)	(20,423)

Net	—	—

Total intangible assets, net	$569	$993

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

	December 31

	2003	2002

	(In U.S. dollars, in
	thousands)
Accrued liabilities:
Payroll and related expenses	$6,147	$2,627
Deferred revenues and customer advances	4,253	3,346
Business taxes	2,485	654
Sales rebates	3,222	1,328
Content fees	1,970	488
Withholding tax from employees for stock options exercised	1,547	—
Payment for Memestar acquisition	2,625	—
Others	5,193	3,304

	$27,442	$11,747

7.     Related Party Transactions

      Transactions with ICP Company and Ad Company. To comply with Chinese regulations, in April 2000, Beijing SINA Information Technology Co. Ltd. or BSIT, the Company’s subsidiary in China, entered into agreements with two limited liability companies incorporated in China: Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”) and Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”.) The Ad Company is a Chinese advertising company that is 75% owned by Yan Wang, the Company’s Chief Executive Officer, and 25% owned by BSIT. The ICP Company is a Chinese Internet content provider that is 3% owned by Yan Wang and 97% by six other PRC employees of the Company. All individual shareholders of the Ad Company and the ICP Company are required under their agreements with BSIT to transfer their interest in the Ad Company or ICP Company to BSIT or to any person specified by BSIT at any time at BSIT’s request, provided that such transfer is not in violation of Chinese laws and regulations. In the opinion of SINA’s Chinese counsel, the ownership of BSIT and its businesses comply with existing Chinese laws and regulations.

      Pursuant to these agreements, the ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and sells advertising space on the China web site to the Ad Company. The Ad Company, in turn, places advertisements in this space for third parties under its advertising license. The Ad Company has become inactive after the ICP Company obtained online advertising license in May 2002 and the ICP Company began to sell advertising directly to advertisers. In addition, BSIT licensed intellectual property and transferred equipment to the ICP Company and acts as the ICP Company’s provider of technical services, all in exchange for fees or other payments. BSIT is also a consultant and service provider to the Ad Company for its domestic Chinese customers. Substantially all of the income received from sales by the Ad Company and ICP Company from third parties is paid to BSIT.

      Through ten-year proxies ending in the years 2011 and 2010, BSIT has complete voting control over the ICP Company and the Ad Company. The employee owners of the ICP Company and the Ad Company do not have participating rights as defined in EITF 96-16 with respect to the management of the ICP Company and the Ad Company. Therefore, the financial position and results of operations of the ICP Company and the Ad Company are consolidated with the financial statements of SINA, and intercompany transactions and balances are eliminated in the consolidation.

      Prior to October 1, 2001, when BSIT obtained the proxy for the ICP Company, the financial position and results of operations of the ICP Company were not consolidated in the Company’s financial statements. During the quarter ended September 30, 2001 and the year ended June 30, 2001, BSIT recorded $614,000 and

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

$924,000, respectively, of revenue from technical support service provided to the ICP Company, which amounts were equal to the revenue the ICP Company received from unrelated parties during the same periods. During the quarter ended September 30, 2001 and the year ended June 30, 2001, the Ad Company paid the ICP Company $72,000 and $338,000, respectively, for advertising space. As a result of the transactions, BSIT recorded a receivable from the ICP Company of $436,000 at June 30, 2001. The amount plus loans by BSIT to certain employees for the purpose of setting up the ICP Company totaled to $556,000, which were reported as receivables from related parties as of June 30, 2001. Also, BSIT accrued for the costs and expenses of the ICP Company in excess of its revenues as the costs are incurred by the ICP Company. For the quarter ended September 30, 2001 and the year ended June 30, 2001, BSIT accrued $662,000 and $1.6 million, respectively, for the ICP Company’s losses. BSIT obtained the proxy for the Ad Company earlier, and the results of the Ad Company have been consolidated for all periods presented.

      BSIT was formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd., or BSRS.

      Joint venture investment. In December 1999, the Company contributed $1.4 million in cash for a 35.4% interest in a joint venture with Adforce, Inc. and Compuserve Consultants, Ltd. The investment in the joint venture was accounted for under the equity method. The total expenses incurred from service provided by the joint venture for the year ended June 30, 2001 amounted to $309,000. The payable to the joint venture as of June 30, 2001 was $309,000. The investment was written off due to the joint venture’s cessation of operation during the year ended June 30, 2001.

      Shareholder notes. In 1999, certain officers of the Company exercised stock options prior to being vested with notes payable to the Company. The notes have a five-year term expiring in 2004 with full recourse and bear interest at rates ranging from 5.74% to 5.87%. Ordinary shares issued with notes payable are subject to rights of repurchase by the Company until such shares are vested. During the year ended December 31, 2003, six months ended December 31, 2002, and years ended June 30, 2002 and 2001, notes of $1.1 million, nil, $0.4 million and $0.6 million were repaid respectively. As of December 31, 2003, there were no outstanding notes receivable from shareholders.

8.     Income Taxes

      The Company is registered in Cayman Islands and has operations in four tax jurisdictions including China, the United States of America, Hong Kong and Taiwan. Taiwan is a branch office of the subsidiary in the United States.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The components of income before income taxes are as follows:

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands, except percentage)
Loss subject to non China operation	$(11,864)	$(2,770)	$(12,155)	$(24,180)
Income (loss) subject to China operation	44,182	3,686	(3,937)	(12,171)

Income (loss) before taxes	$32,318	$916	$(16,092)	$(36,351)

Income tax expenses subject to non China operation	$—	$—	$—	$—
Effective tax rate for non China operation	—	—	—	—
Income tax expenses subject to China operation	$895	$—	$—	$—
Effective tax rate for China operation	2%	—	—	—

     Cayman Islands

      Under the current tax laws of Cayman Islands, the Company is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

     United States of America

      As of December 31, 2003, the Company’s subsidiary in the United States of America had approximately $50.0 million of federal and $21.6 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in the years ending December 31, 2012 through 2024, and the state net operating loss carryforwards will expire, if unused, in the years ending December 31, 2005 through 2014. Included in the net operating loss carryforwards is $7.5 million and $2.7 million of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at December 31, 2003 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The following table set forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2003 and 2002, and June 30, 2002 and 2001:

			June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Deferred tax assets:
Net operating loss carryforwards	$18,251	$15,323	$14,805	$12,301
Other accruals and liabilities	139	248	282	407
Depreciation and amortization	—	117	113	113
Other tax credits	564	592	622	578

Total deferred tax assets	18,954	16,280	15,822	13,399
Less: valuation allowance	(18,954)	(16,280)	(15,822)	(13,399)

Deferred tax assets	$—	$—	$—	$—

     Hong Kong

      As of December 31, 2003, the Company’s Hong Kong subsidiary had approximately $10.4 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for Hong Kong subsidiary at December 31, 2003 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

      The following table set forth the significant components of the net deferred tax assets for Hong Kong operation as of December 31, 2003 and 2002, and June 30, 2002 and 2001:

			June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,778	$1,624	$1,524	$1,268
Other accruals and liabilities	16	—	—	—

Total deferred tax assets	1,794	1,624	1,524	1,268
Less: valuation allowance	(1,794)	(1,624)	(1,524)	(1,268)

Deferred tax assets	$—	$—	$—	$—

     China

      The Company’s subsidiaries and VIEs that are incorporated in China are subject to Enterprise Income Tax (“EIT”) on the taxable income as reported in their respective statutory financial statements adjusted in accordance with the Enterprise Income Tax Law and the Income tax Law of the People’s Republic of China concerning Foreign Investment Enterprise and Foreign Enterprises (collectively the “PRC Income Tax Laws”), respectively. Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to EIT at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of the Company’s subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. As of December 31, 2003, the Company’s China subsidiaries and VIEs on a combined basis had net operating losses carryforwards of approximately $2.1 million expiring from the year 2004 to 2007.

Composition of income tax expenses for China operation

      The following table set forth current and deferred portion of income tax expenses of the Company’s China subsidiaries and VIEs, which were included in the consolidated statements for the periods presented:

	Year Ended	Six Months Ended	Years Ended June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Current income taxes benefits (expenses)	$(1,802)	$—	$—	$—
Change in deferred tax assets	1,545	(190)	274	824
Change in valuation allowance	(638)	190	(274)	(824)

Income tax expenses	$(895)	$—	$—	$—

     Reconciliation of the differences between statutory tax rate and the effective tax rate for China operation

      The following table set forth reconciliation between the statutory EIT rate and the effective tax rate for China operation for the periods presented:

			Years Ended
	Year Ended	Six Months Ended	June 30,
	December 31,	December 31,
	2003	2002	2002	2001

Statutory EIT rate	33%	33%	33%	33%
Tax differential from statutory rate applicable to the subsidiaries and VIEs	(1)%	(23)%	(7)%	(22)%
Effect on tax holiday	(30)%	—	—	—
Permanent differences	2%	1%	(20)%	(4)%
Change in valuation allowance	(2)%	(5)%	(7)%	(7)%
Others	—	(6)%	1%	—

Effective tax rate for China operations	2%	—	—	—

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The following table set forth the significant components of the net deferred tax assets for China operation as of December 31, 2003 and 2002, and June 30, 2002 and 2001:

			June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Deferred tax assets:
Net operating loss carryforwards	$566	$1,394	$1,691	$1,655
Other accruals and liabilities	1,048	192	202	114
Depreciation and amortization	619	378	261	111

Total deferred tax assets	2,233	1,964	2,154	1,880
Less: valuation allowance	(1,326)	(1,964)	(2,154)	(1,880)

Deferred tax assets	$907	$—	$—	$—

     Aggregate net deferred tax assets

      The following table set forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2003 and 2002, and June 30, 2002 and 2001:

			June 30,
	December 31,	December 31,
	2003	2002	2002	2001

	(In U.S. dollars, in thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,595	$18,341	$18,020	$15,224
Other accruals and liabilities	1,203	440	484	521
Depreciation and amortization	619	495	374	224
Other tax credits	564	592	622	578

Total deferred tax assets	22,981	19,868	19,500	16,547
Less: valuation allowance	(22,074)	(19,868)	(19,500)	(16,547)

Deferred tax assets	$907	$—	$—	$—

9.     Net income (loss) Per Share

      Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

			Six months
	Years ended December 31,		ended	Years ended June 30,
			December 31,
	2003	2002	2002	2002	2001

		(unaudited)

	(in U.S. dollars, in thousands, except per share amounts)
Numerator:
Net income (loss)	$31,423	$(4,949)	$916	$(16,092)	$(36,351)
Amortization of convertible debt issuance cost	341	—	—	—	—

Net income (loss) used in computing diluted net income (loss) per share	$31,764	$(4,949)	$916	$(16,092)	$(36,351)

Denominator:
Weighted average ordinary shares outstanding	47,518	45,629	45,725	44,315	40,110
Ordinary shares to be issued for business acquisition	322	—	—	—	—

Shares used in computing basic net income (loss) per share	47,840	45,629	45,725	44,315	40,110

Weighted average ordinary share equivalents:
Stock options	4,994	—	2,113	—	—
Unvested restricted shares	21	—	192	—	—
Convertible debt	1,939	—	—	—	—

	6,954	—	2,305	—	—

Shares used in computing diluted net income (loss) per share	54,794	45,629	48,030	44,315	40,110

Basic net income (loss) per share	$0.66	$(0.11)	$0.02	$(0.36)	$(0.91)

Diluted net income (loss) per share	$0.58	$(0.11)	$0.02	$(0.36)	$(0.91)

10.     Employee Benefit Plans

     410(k) Savings Plan

      The Company’s U.S. subsidiary has a savings plan that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). Under the 401(k) Plan, participating employees may defer 100% of their eligible pretax earnings up to the Internal Revenue Service’s annual contribution limit. All employees on the United States payroll of the Company age 21 years or older are eligible to participate in the 401(k) Plan. The Company has not been required to contribute to the 401(k) Plan.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     China Contribution Plan

      The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the year ended December 31, 2003, six months ended December 31, 2002 and the years ended June 30, 2002 and 2001, the Company contributed a total of $2.3 million, $0.7 million, $0.8 million and $0.7 million, respectively, to these funds.

11.     Profit Appropriation

      The Company’s subsidiaries and VIEs in China are required to make appropriations to certain non-distributable reserve funds. Its subsidiaries, in accordance with the laws applicable to China’s Foreign Investment Enterprises, must make appropriations from its after-tax profit (as determined under PRC GAAP) to non-distributable reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. General reserve fund is at least 10% of the after-tax profits calculated in accordance with the PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of the respective company. The appropriation of the other two reserve funds is at the Company’s discretion. At the same time, the Company’s VIEs, in accordance with the China Company Laws, must make appropriations from its after-tax profit (as determined under PRC GAAP) to non-distributable reserve funds including (i) statutory surplus fund, (ii) statutory public welfare fund and (iii) discretionary surplus fund. Statutory surplus fund is at least 10% of the after-tax profits calculated in accordance with the PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of the respective company. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax profits calculated in accordance with the PRC GAAP. Appropriation to discretionary surplus fund is made at the discretion of the Company.

      General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2003, the Company had appropriated totaling $4.3 million to these non-distributable reserve funds.

12.     Stock Plans

     1999 Stock Plan

      In May 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2003, the Company has cumulatively reserved 12,858,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan provides for an annual automatic increase in the number of ordinary shares reserved for issuance under the plan on the first day of 2001, 2002, 2003, 2004 and 2005 fiscal years equal to the lesser of (1) 750,000 shares, (2) 3% of the ordinary shares outstanding on the last day of the immediately

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

proceeding fiscal year, or (3) such lesser number of shares as is determined by the Board. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of December 31, 2003, there were a total of 4,370,000 options outstanding and 1,556,000 options were available for grant under the 1999 Plan.

      Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. At December 31, 2003, 2002 and June 30, 2002, there were nil, 150,000 and 309,000, respectively, shares of such Ordinary Shares issued that were subject to repurchase.

     1999 Executive Stock Option Plan

      In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of December 31, 2003, there were a total of 1,574,000 options outstanding and 86,000 options were available for grant under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four-year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

     Directors’ Stock Option Plan

      In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a non statutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional non statutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors’ Plan vest in full immediately upon grant. As of December 31, 2003, 326,000 options were outstanding and 315,000 options were available for grant under the Directors’ Plan.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     Activities of All Stock Option Plans

      The following table summarizes stock option activity under the Company’s stock option plans:

					Years Ended June 30,
	Year Ended		Six Months Ended
	December 31,		December 31,
	2003		2002		2002		2001

		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price	Outstanding	Price

	(In thousands, except per share amounts)
Outstanding at beginning of period	6,583	$3.38	5,551	$3.75	4,469	$6.21	4,722	$7.02
Granted	2,077	14.42	1,265	2.11	2,470	1.62	1,919	4.10
Exercised	(1,668)	3.52	(43)	1.07	(37)	0.47	(531)	1.66
Canceled	(722)	3.30	(190)	6.19	(1,351)	8.08	(1,641)	7.53

Outstanding at period end	6,270	7.00	6,583	3.38	5,551	3.75	4,469	6.21

Weighted average fair value of options granted during the year		$8.56		$1.39		$0.71		$3.08

      At December 31, 2003, approximately 1,957,000 options were available for grant under the Plans.

	Options Outstanding at			Options Exercisable at
	December 31, 2003			December 31, 2003

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Outstanding	Price

	(In thousands)			(In thousands)
$0.16 – $ 1.68	2,064	7.95	$1.54	1,148	$1.47
$1.88 – $ 3.125	1,235	8.24	2.19	384	2.42
$3.14 – $ 7.33	795	6.17	7.02	754	7.07
$8.42 – $37.59	2,176	9.07	14.91	524	18.41

	6,270			2,810

      Stock-based compensation. The Company recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.6 million and $0.7 million for the year ended December 31, 2003 and six months ended December 31, 2002, respectively, and $2.3 million and $7.5 million for the years ended June 30, 2002, and 2001, respectively.

     Employee Stock Purchase Plan

      In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company’s Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of December 31, 2003, total contributions by employees to the Purchase Plan were $0.8 million and 170,000 shares had been issued under the Purchase Plan.

13.     Segment Information

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

      The following is a summary of revenues, cost of revenues and gross profit margins:

	Years Ended December 31			Years Ended June 30,
			Six Months Ended
	2003	2002	December 31 2002	2002	2001

		(Unaudited)

	(In U.S. dollars, in thousands)
Revenues:
Advertising	$41,173	$24,703	$13,869	$21,105	$23,393
Mobile value-added services	64,377	9,079	6,047	3,920	—
Others	8,735	5,112	3,300	3,483	3,290

	$114,285	$38,894	$23,216	$28,508	$26,683

Cost of revenues:
Advertising	$14,001	$11,267	$5,824	$11,537	$13,771
Mobile value-added services	19,455	3,267	2,258	1,275	—
Others	950	873	418	663	1,169

	$34,406	$15,407	$8,500	$13,475	$14,940

Gross profit margins:
Advertising	66%	54%	58%	45%	41%
Mobile value-added services	70%	64%	63%	68%	—
Others	89%	83%	87%	81%	65%
Overall	70%	60%	63%	53%	44%

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

      The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total

	(In thousands)
Year ended and as of December 31, 2003:
Revenues	$2,398	$108,507	$1,854	$1,526	$114,285
Long-lived assets	66	7,592	132	856	8,646
Year ended and as of December 31, 2002 (unaudited):
Revenues	$2,772	$32,502	$1,715	$1,905	$38,894
Long-lived assets	362	5,453	452	1,332	7,599
Six months ended and as of December 31, 2002:
Revenues	$1,427	$19,675	$1,060	$1,054	$23,216
Long-lived assets	362	5,453	452	1,332	7,599
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240
Year ended and as of June 30, 2001:
Revenues	$6,866	$17,190	$1,002	$1,625	$26,683
Long-lived assets	1,754	6,103	1,317	2,737	11,911

      Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise the net book value of property and equipment.

14.     Certain risks and Concentrations

      Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., China, Hong Kong and Taiwan which management believes are of high credit quality. The Company also limits investment in marketable debt securities to debt securities with A ratings or above.

      The Company believes that the risk associated with accounts receivable is mitigated, to some extent, by the fact that the Company’s customer base is geographically dispersed. Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. Regarding its advertising revenues, one advertising customer represented 11% of net revenues for the year ended June 30, 2001. No individual advertising customer accounted for more than 10% of total net revenues for the year ended December 31, 2003, six months ended December 31, 2002 and the year ended June 30, 2002. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of December 31, 2003 and 2002. For its mobile value-added services revenues, the Company contracts with third party mobile operators, China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“Unicom”) and its subsidiaries, for utilizing their billing systems to collect subscription or usage fees from its subscribers and transmission gateway for message delivery. Mobile value-added services fees charged to users via these third party mobile operators accounted for 56%, 26%, 14% of the Company’s net revenues for the year ended December 31, 2003, six months ended December 31, 2002 and the year ended June 30, 2002. There were no such revenues for the year ended June 30, 2001. Accounts receivable

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

from these third party mobile operators represent mobile value-added services fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically such losses have not been significant and within the Company’s expectation.

      The following table summarizes accounts receivable concentration from the Company’s significant accounts receivable:

	% of Total Accounts Receivable

	As of	As of
Customer	December 31, 2003	December 31, 2002

	(unaudited)
China Mobile and its subsidiaries	45%	7%

      The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company’s business and operating results. The Company relies on a number of third-party suppliers for various other services, including web server hosting, banner advertising delivery software, Internet traffic measurement software and transmission and billing of mobile value-added services. Any failure of these suppliers to provide services to the Company or any termination of these services with the Company could have a material adverse affect on the Company’s business and operating results.

      The Compare prepared the consolidated financial statements in accordance with the accounting principles generally accepted in the United States of America which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The majority of the Company’s revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong.

      The Company had recorded $6.1 million of as impairment of Investment in Sun Media Group during the three months ended December 31, 2003. If the fair market value continues to drop, the Company will need to recognize additional impairment charges in the future periods.

15.     Convertible debts

      As of December 31, 2003, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bears no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

      One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

the two consecutive fiscal quarters ended September 30 and December 31, 2003, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) described above until it is not being satisfied. As of December 31, 2003, the Company did not receive any request for conversion of the Notes to SINA ordinary shares.

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

16.     Commitments and Contingencies

      The following table sets forth the contractual commitments and obligations of the Company as of December 31, 2003:

	Payments Due by Period

		Less Than	One to	Three to	More Than
	Total	One Year	Three Years	Five Years	Five Years

	(In U.S. Dollars, in thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	3,594	1,405	1,726	463	—
Purchase obligations	6,481	6,078	403	—	—
Other long-term liabilities	2,175	1,118	1,057	—	—

Total contractual obligations	$112,250	$8,601	$3,186	$100,463	$—

      Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 15 — “Convertible debts” for further information. Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. Purchase obligations include the commitments for Internet connection fees associated with web site production, content fees associated with web site production and mobile value-added services, advertising serving and tracking services and marketing activities.

      The Company leases office facilities under noncancelable operating leases with various expiration dates through 2008. Rental expenses for the year ended December 31, 2003, six months ended December 31, 2002 and the years ended June 30, 2002 and 2001 totaled $1.7 million, $0.7 million, $1.1 million and $1.1 million, respectively.

      Apart from the above, the Company did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of December 31, 2003.

      There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet business and provide telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

17.     Subsequent Events

      In January 2004, the Company entered into a definitive agreement with Yahoo!, the leading provider of comprehensive online products and services to consumers and businesses worldwide, to form a joint venture for providing online auction in China. According to the agreement, the Company will contribute certain services, advertising spaces and cash to account for 33% equity interest in the joint venture.

      In February 2004, the Company entered into a definitive agreement to acquire all outstanding shares of Crillion Corporation, a BVI company engaged in mobile value-added services through its subsidiary and a VIE in China. The initial purchase price consists of $9.9 million in cash and approximately 196,000 of the Company’s ordinary shares valued at $40.90 per share. Additional payments will be made on an earn-out basis at approximately 1.5 to 2 times of Crillion’s 2004 and 2005 earnings if its pretax income for 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125 million and will be paid 60% in cash and 40% in the Company’s ordinary shares valued at $40.90 per share. The acquisition will be subject to customary closing conditions.

Supplementary Financial Data (unaudited)

     Quarterly financial result

      The following table reflects the Company’s unaudited quarterly consolidated statement of operations data for the quarters presented. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data. Please refer to the Company’s consolidated financial statements and the notes thereto for an explanation of the computation of basic and diluted net income (loss) per share.

	Quarterly Results for the
	Year Ended December 31, 2003

	Dec. 31,	Sept. 30,	June 30,	March 31,
	2003	2003	2003	2003

	(In U.S. dollars, in thousands,
	except per share amounts)
Net revenues	$38,270	$31,914	$25,987	$18,114
Gross profit	27,608	22,352	17,881	12,007
Net income	9,269	11,657	7,121	3,376
Basic net income per share	$0.19	$0.24	$0.15	$0.07
Shares used in computing basic net income per share	48,647	48,279	47,661	46,774
Diluted net income per share	$0.16	$0.21	$0.14	$0.07
Shares used in computing diluted net income per share	57,784	57,622	51,971	50,844

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

	Quarterly Results
	for the
	Six Months Ended		Quarterly Results for the
	December 31, 2002		Year Ended June 30, 2002

	Dec. 31,	Sept. 30,	June 30,	March 31,	Dec. 31,	Sept. 30,
	2002	2002	2002	2002	2001	2001

	(In U.S. dollars, in thousands,
	except per share amounts)
Net revenues	$12,870	$10,346	$8,563	$7,115	$6,769	$6,061
Gross profit	8,409	6,265	5,014	3,697	3,272	2,917
Net income (loss)	1,475	(559)	(1,894)	(3,971)	(4,933)	(5,294)
Basic net income (loss) per share	$0.03	$(0.01)	$(0.04)	$(0.09)	$(0.11)	$(0.13)
Shares used in computing basic net income (loss) per share	45,780	45,671	45,579	45,488	45,396	40,798
Diluted net income (loss) per share	$0.03	$(0.01)	$(0.04)	$(0.09)	$(0.11)	$(0.13)
Shares used in computing diluted net income (loss) per share	48,868	45,671	45,579	45,488	45,396	40,798

	Quarterly Results for the
	Year Ended June 30, 2001

	June 30,	March 31,	Dec. 31,	Sept. 30,
	2001	2001	2000	2000

	(In U.S. dollars, in thousands,
	except per share amounts)
Net revenues	$5,779	$6,129	$7,622	$7,153
Gross profit	2,470	2,472	3,378	3,009
Net loss	(8,217)	(9,010)	(8,875)	(10,249)
Basic net loss per share	$(0.20)	$(0.22)	$(0.22)	$(0.26)
Shares used in computing basic net loss per share	40,453	40,300	40,123	39,565
Diluted net loss per share	$(0.20)	$(0.22)	$(0.22)	$(0.26)
Shares used in computing diluted net loss per share	40,453	40,300	40,123	39,565

     Movement of allowances for doubtful accounts

      The following is a summary of movement of allowance for doubtful accounts:

			For the Years Ended
			June 30,
	For the Year Ended	For the Six Months Ended
	December 31, 2003	December 31, 2002	2002	2001

	(In U.S. dollars, in thousands)
Balance at beginning of year	$1,579	$1,996	$1,581	$756
Charge to expenses	1,348	1,091	$1,777	$1,438
Write-offs net of recoveries	(1,350)	(1,508)	$(1,362)	$(613)

Balance at end of year	$1,577	$1,579	$1,996	$1,581

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

     Movement of valuation allowances for deferred tax assets

      The following table set forth the movement of the aggregate valuation allowances for deferred assets for the periods presented:

			For the Years Ended
			June 30,
	For the Year Ended	For the Six Months
	December 31, 2003	December 31, 2002	2002	2001

	(In U.S. dollars, in thousands)
Balance at beginning of the year	$19,868	$19,500	$16,547	$10,302
Provision for the year	3,348	1,075	2,953	6,245
Recoveries of deferred tax assets	(1,142)	(707)	—	—

Balance at end of the year	$22,074	$19,868	$19,500	$16,547

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(In U.S. dollars)

Item 9:     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A:     Controls and Procedures

      Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

      As required by Rule 15d-15(e) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated our internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the most recent fiscal quarter.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Incorporated by reference from the information under the captions “Proposal No. 1 — Election of Directors”, “Executive Officers of Registrant”, “Protocol — Code of Ethics”, and “Section 16 Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 11.     Executive Compensation

      Incorporated by reference from the information under the captions “Compensation of Executive Officers”, “Compensation Committee Report on Executive Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Stock Performance Graph” in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

      Incorporated by reference from the information under the captions “Record Date; Voting Securities” and “Information Regarding Beneficial Ownership of Principal Shareholders and Management” in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 13.     Certain Relationships and Related Transactions

      Incorporated by reference from the information under the captions “Certain Transactions” and “Compensation Committee Interlocks and Insider Participation” in the Registrant’s Proxy Statement for its 2004

Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

Item 14.     Principal Accounting Fees and Services

      Incorporated by reference from the information under the caption “Principal Accounting Fees and Services” in the Registrant’s Proxy Statement for its 2004 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2003.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at Item 8 on page 60 of this report.

(2) Financial Statement Schedules: See Index to Consolidated Financial Statements at Item 8 on page 60 of this report.

(3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index on page 100 to page 103 of this report (numbered in accordance with Item 601 of Regulation S-K).

      (b) On October 27, 2003, the Registrant filed a Current Report on Form 8-K announcing the Registrant’s financial results for the quarterly period ended September 30, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA CORPORATION

By:	/s/ CHARLES CHAO

Charles Chao
Chief Financial Officer

Date: March 15, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Yan Wang and Charles Chao, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ YAN WANG Yan Wang	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ CHARLES CHAO Charles Chao	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2004

/s/ DANIEL CHIANG Daniel Chiang	Co-Chairman of the Board	March 15, 2004

/s/ YONGJI DUAN Yongji Duan	Co-Chairman of the Board	March 15, 2004

/s/ PEHONG CHEN Pehong Chen	Director	March 15, 2004

/s/ LIP-BU TAN Lip-Bu Tan	Director	March 15, 2004

/s/ TER-FUNG TSAO Ter-Fung Tsao	Director	March 15, 2004

/s/ YICHEN ZHANG Yichen Zhang	Director	March 15, 2004

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Reorganization by and among SRS International Ltd., SINO Acquisition Corporation and Sinanet.com dated January 19, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
2.2	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.64 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)
2.3	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.70 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)
2.4	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.71 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)
3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.5 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)
3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
4.1	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
4.2	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).
4.3	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).
4.4	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).
10.1	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.2	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.3	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.4	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.5	1999 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

Exhibit
Number	Description

10.6	1999 Directors’ Stock Option Plan and form of nonstatutory stock option agreement (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.7*	Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou.
10.8*	Supplements to Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou.
10.9*	Lease Contract dated September 29, 2003 between Beijing Wanyujiaye Real Estate Agency Co., Ltd and Beijing Sina Information Technology Co., Ltd for offices located at Floor 16, Building C, Area A, SOHO, No. 88, Jianguo Street, Chaoyang District, Beijing.
10.10*	Office Lease dated December 31, 2003 between Lee, Po-Hu and SINA.Com Online for offices located at 3F, No.29 An Ho Road, Section 1, Ta An District, Taipei, Taiwan.
10.11*	First Amendment to Sublease dated November 24, 2003 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California.
10.12	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.56 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2002, and incorporated herein by reference.)
10.13	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China (Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for year ended June 30, 2002, and incorporated herein by reference.)
10.14	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for offices located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)
10.15	Office Lease dated December 19, 2002 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/ F, Manyee Building, 68 Des Voeux Road Central, Hong Kong (Filed as Exhibit 10.69 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)
10.16	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing (Filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.17	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.18	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)
10.19	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

Exhibit
Number	Description

10.20	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.21	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.22	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.23	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.24	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.25	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.26	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.27	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.28	Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company (Filed as Exhibit 10.36 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)
10.29	Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and four other Employees of BSRS (Filed as Exhibit 10.55 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2001, and incorporated herein by reference.)
10.30	Change of Control Agreement dated November 27, 2000 with Daniel Mao (Filed as Exhibit 10.44 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)
10.31	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)
10.32	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

Exhibit
Number	Description

10.33	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference.)
10.34	Employment Agreement dated June 1, 2002 between Daniel Mao and SINA.com (Filed as Exhibit 10.59 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)
10.35	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com (Filed as Exhibit 10.60 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)
10.36	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.).
10.37*	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation.
10.38*	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation.
10.39*	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company.
10.40*	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company.
10.41*	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc.
10.42*	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc.
10.43*	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd.
10.44*	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc.
10.45*	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.
21.1*	List of Subsidiaries.
23.1*	Consent of Independent Accountants.
23.2*	Consent of Jun He Law offices.
24.1*	Power of Attorney (appears on the signature page of this report).
31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.
32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.