Form 10-K/A
period 2003-12-31
SINA CORP
filed 2004-04-29
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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
Ordinary Share, $0.133 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Indicate by check mark whether the registrant is an accelerated filer. Yes [ X ] No [ ]

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

     As of March 31, 2004, there were 50,215,622 shares of the registrant’s ordinary shares outstanding, $0.133 par value.

SINA CORPORATION

EXPLANATORY NOTE

     This Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2003 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K and to file certain exhibits.

     As used in this Amendment No. 1 to annual report on Form 10-K, unless the context otherwise requires, the following terms shall have the meanings set forth below:

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

     The Class II Directors whose terms expire at our next annual meeting are Daniel Chiang and Ter Fung Tsao. The Class III directors whose terms expire at our 2005 Annual Meeting are Pehong Chen, Lip-Bu Tan and Yichen Zhang. The Class I directors whose terms expire at our 2006 Annual Meeting are Yongji Duan and Yan Wang.

     The following table provides information with respect to our executive officers and directors as of March 31, 2004:

Name	Age	Position
Yan Wang	31	Chief Executive Officer and Director
Daniel Chiang	46	Co-Chairman of the Board
Yongji Duan	57	Co-Chairman of the Board
Charles Chao	38	Chief Financial Officer
Hurst Lin	39	Chief Operating Officer
Li-Cheng Chang	47	Executive Vice President & Chief Marketing Officer
Benjamin Tsiang	34	Executive Vice President of Product Development & General Manager of SINA Online
Pehong Chen	46	Director
Lip-Bu Tan	44	Director
Ter Fung Tsao	58	Director
Yichen Zhang	40	Director

     Yan Wang has served as our Chief Executive Officer and director since May 2003. Previously, he served as our President from June 2001 to May 2003, our General Manager of China Operations from September 1999 to May 2001 and as our Executive Deputy General Manager for Production and Business Development in China from April 1999 to August 1999. In April 1996, Mr. Wang founded the SRSnet.com division of Beijing Stone Rich Sight Limited (currently known as Beijing SINA Information Technology Co. Ltd), one of our subsidiaries. From April 1996 to April 1999, Mr. Wang served as the head of our SRS Internet Group. Mr. Wang holds a B.A. in Law from the University of Paris.

     Daniel Chiang has served as a director since March 1999 and is currently serving as our Co-Chairman of the Board. He served as the President and Chief Executive Officer of Sinanet.com, an Internet content and services company, from June

1996 until we acquired it in March 1999. Prior to joining Sinanet.com in June 1996, Mr. Chiang was the President of Trend Micro, Inc., an Internet virus protection and content security company, from December 1993 to May 1996. Mr. Chiang received an M.A. in Political Economy from University of Texas, Dallas and a B.A. in Diplomacy from National Cheng-Chi University in Taiwan.

     Charles Chao has served as our Chief Financial Officer since February 2001. Mr. Chao served as our Executive Vice President from April 2002 to June 2003. From September 1999 to January 2001, Mr. Chao served as our Vice President, Finance. Prior to joining us, Mr. Chao served as an experienced audit manager at PricewaterhouseCoopers, LLP, an accounting firm. Mr. Chao holds a Master of Professional Accounting degree from University of Texas at Austin, an M.A. in Journalism from University of Oklahoma and a B.A. in Journalism from Fudan University in Shanghai, China.

     Hurst Lin co-founded and served as the Vice President of Business Development of Sinanet.com from May 1995 until we acquired it in March 1999. From March 1999 to April 2002, Mr. Lin served as our Vice President of Business Development. Mr. Lin served as our General Manager of U.S. Operations from September 1999 until February 2003 and Executive Vice President of Global Business Development from April 2002 to June 2003. He has served as our Chief Operating Officer since June 2003. Mr. Lin holds an M.B.A. from Stanford University and a B.A. in Engineering from Dartmouth College.

     Li-Cheng Chang has served as our Executive Vice President and Chief Marketing Officer since June 2003. Prior to June 2003, Mr. Chang held a number of positions with the Company including Senior Vice President of Global Sales and Marketing from March 2002 to June 2003, Vice President of Sales and Marketing from December 2001 to February 2002, and Vice President of Business Alliance in Greater China Region from February 2001 to November 2001. Prior to joining the Company, Mr. Chang served as General Manager at Grey Taiwan for Grey International. Mr. Chang received his Executive M.B.A. from International Business Institute of the Management College of National Taiwan University and a B.A. in Mass Communication from Fu Jen Catholic University in Taiwan.

     Benjamin Tsiang co-founded and served as the Vice President of Production and Design Chief of Sinanet.com until we acquired it in March 1999. From March 1999 to November 2003, Mr. Tsiang served as our Vice President of Production. Mr. Tsiang also served as our General Manager of Taiwan Operations from March 2000 to April 2002 and our General Manager of East China from May 2002 to November 2003. He has served as our Executive Vice President of Product Development and General Manager of SINA Online since December 2003. Mr. Tsiang holds an M.S. in Mechanical Engineering from Stanford University and a B.S. in Mechanical Engineering from National Taiwan University.

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

     Yongji Duan has served as a director since August 1997 and is currently serving as our Co-Chairman of the Board. Mr. Duan also served as a director for Rich Sight Investment Limited, one of our subsidiaries, from May 1993 through May 1999. Mr. Duan has served as a Director of Stone Group Corporation, a holding company, since February 1991 and is now the Chairman of Stone Group Corporation. Mr. Duan had also served as President and Chief Executive Officer of Stone Electronic Technology Limited, a diversified electronics and consumer products company, since 1990 until he began to serve as the Chairman of the Company in May 2002. Since September 2001, Mr. Duan has served as a director of Sun Media Group Holdings Limited, a holding company. Mr. Duan holds an M.S. in Aeronautics Materials from Beijing Aeronautic College and a B.S. from Qinghua University.

     Lip-Bu Tan has served as a director since March 1999. Mr. Tan is the Founder and Chairman of Walden International, an international venture capital firm founded in 1984. Mr. Tan is currently a director of Creative Technology Ltd., a multimedia technology company, Centillium Communications, Inc., a semiconductor company, Flextronics International Ltd., an electronics manufacturing services company, Integrated Silicon Solutions, Inc., a semiconductor company, Cadence Design Systems Inc., an EDA company, and several other private companies. He holds an M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, an M.B.A. from the University of San Francisco and a B.S. from Nanyang University, Singapore.

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

     Yichen Zhang has served as a director since May 2002. Since August 2003, Mr. Zhang has been the Chief Executive Officer of CITIC Capital Markets Holdings Ltd (“CCMH”), an investment banking firm. Mr. Zhang served as the Deputy Chief Executive Officer of CCMH from June 2002 to July 2003, and served as Executive Director of CITIC Pacific Ltd. from March 2000 to May 2002. From September 1996 to February 2000, he served as Managing Director-Debt Capital Markets for Merrill Lynch (Asia Pacific), Ltd., another investment banking firm. Mr. Zhang holds a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.

     There are no family relationships among any of the directors or executive officers of SINA Corporation.

Audit Committee Financial Experts

     The Board has determined that none of the current members of the Audit Committee qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission. The Company has been conducting a search for a candidate that meets these qualifications, but has not yet found a suitable person. The Company hopes to fill this position as soon as reasonably practicable.

Audit Committee

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Lip-Bu Tan, Ter Fung Tsao and Yichen Zhang.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s ordinary shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s ordinary shares. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during the year that ended December 31, 2003 all Reporting Persons complied with all applicable filing requirements.

Code of Ethics

     The Company has adopted the Code of Ethics which applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is included as an exhibit to this Form 10-K/A and is posted on our corporate website at corp.sina.com. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation

COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows the compensation earned by (a) the individual who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2003 and (b) the four other individuals who served as an executive officer of the Company during the fiscal year ended December 31, 2003 (collectively the “Named Executive Officers”). Information is also provided for the calendar year ended December 31, 2002 and the fiscal year ended June 30, 2001.

Summary Compensation Table

						Long-Term
						Compensation
			Annual Compensation			Awards

					Other	Securities
					Annual	Underlying	All Other
Name and Principal Position	Fiscal Year		Salary($)	Bonus($)	Compensation($)	Options	Compensation
Yan Wang	2003		144,980	28,966	—	—	6,133	(2)
Chief Executive Officer	2002	(1)	144,980	23,196	—	240,000	8,481	(2)
and Director	2001		101,449	17,174	—	70,000	4,348	(2)
Charles Chao	2003		190,000	76,000	—	100,000	30,000	(4)
Chief Financial Officer	2002	(1)	190,000	60,800	23,486 (3)	180,000	27,500	(4)
	2001		155,833	10,196	60,491 (3)	186,250	110,147	(5)
Hurst Lin	2003		175,000	61,252	—	100,000	—
Chief Operating Officer	2002	(1)	175,000	47,394	—	180,000	—
	2001		172,192	8,999	—	70,000	—
Li-Cheng Chang (6)	2003		120,000	41,125	—	80,000	—
Executive Vice President &	2002		—	—	—	—	—
Chief Marketing Officer	2001		—	—	—	—	—
Benjamin Tsiang (7)	2003		110,000	33,000	—	40,000	—
EVP, Product Development	2002		—	—	—	—	—
& GM of SINA Online	2001		—	—	—	—	—

(1)	The information for 2002 is provided for calendar 2002, the twelve-month period ending December 31, 2002. Due to the fiscal year change effected for 2002, we are providing information for this period instead of for fiscal year ended June 30, 2002. Information for fiscal 2002 can be found in our 2002 Proxy Statement.

(2)	Mr. Wang received these amounts as a housing allowance.

(3)	Mr. Chao received this amount as a tax reimbursement payment.

(4)	Mr. Chao received this amount as a housing allowance.

(5)	The Company forgave a loan equal to this amount as a bonus to Mr. Chao for his appointment as Chief Financial Officer.

(6)	Mr. Chang became an executive officer in June 2003.

(7)	Mr. Tsiang became an executive officer in December 2003.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information for the twelve-month period ended December 31, 2003 with respect to grants of stock options to each of the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2003. Except for the options granted under our 1999 Directors’ Stock Option Plan to our Directors, all options granted by us during 2003 were granted under our 1999 Stock Plan and 1999 Executive Stock Option Plan. We granted to employees options to purchase ordinary shares equal to a total of 2,002,550 shares during 2003. Options were granted at an exercise price equal to the fair market value of our ordinary shares.

     These options have a term of 10 years, but are subject to earlier termination in connection with termination of employment. Optionees may pay the exercise price by cash, check, or delivery of already-owned ordinary shares in the capital of the Company. Options granted to the Named Executive Officers vest over a four-year term with 12.5% of the options vesting on the sixth month anniversary of the date of the grant and the remaining options vesting ratably on a monthly basis over the remaining terms of the options. For a discussion of treatment of certain options in the event of a change in control transaction, see the discussion under “Change of Control Agreements” below.

     Potential realizable values are net of exercise price before taxes, and are based on the assumption that our ordinary shares appreciate at the annual rate shown, compounded annually, from the date of grant until the expiration of the 10-year term. These numbers are calculated based on SEC requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will be dependent on the future performance of our ordinary shares. Unless the market price of the ordinary shares appreciates over the option term, no value will be realized from the option grants made to executive officers.

	Individual Grants				Potential Realizable Value
					at Assumed Annual Rates
	Number of				of Stock Price
	Securities	Percent of Total	Exercise		Appreciation
	Underlying	Options Granted	or Base		for Option Term
	Options	to Employees in	Price	Expiration
Name	Granted(#)	Fiscal Year (%)	($/sh)	Date	5%($)	10%($)
Yan Wang Chief Executive Officer and Director	—	—	—	—	—	—
Charles Chao Chief Financial Officer	100,000	4.99%	17.5	6/16/13	1,100,566	2.789,049
Hurst Lin Chief Operating Officer	100,000	4.99%	17.5	6/16/13	1,100,566	2.789,049
Li-Cheng Chang Executive Vice President & Chief Marketing Officer	80,000	3.99%	15.47	5/29/13	778,320	1,972,416
Benjamin Tsiang EVP, Product Development & GM of SINA Online	40,000	2%	15.47	5/29/13	389,160	986,208

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information with respect to stock options exercised by the Named Executive Officers during the twelve-month period that ended on December 31, 2003. The table also provides the number of shares covered by stock options as of December 31, 2003, and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2003. No stock appreciation rights were outstanding during the last year.

				Value of
			Number of	Unexercised
			Securities Underlying	In-the-Money
	Shares		Unexercised Options	Options at
	Acquired on	Value	at Year End(1)(#)	Year End($)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Yan Wang Chief Executive Officer and Director	167,500	3,713,316	141,541/228,959	3,901,878/7,299,819
Charles Chao Executive Vice President and Chief Financial Officer	180,000	4,026,756	117,442/285,058	3,528,749/7,722,056
Hurst Lin Chief Operating Officer	-0-	-0-	158,541/251,459	4,812,456/6,636,894
Li-Cheng Chang Executive Vice President and Chief Marketing Officer	44,500	539,466	21,749/143,751	665,180/3,642,885
Benjamin Tsiang EVP of Product Development and GM of SINA Online	38,750	869,603	16,249/85,001	433,398/2,231,164

(1)	Based on the $33.75 per share closing price of our ordinary shares on The Nasdaq National Market on December 31, 2003, less the exercise price of the options.

Director Compensation

     Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and the grant of stock options, our directors, other than Daniel Chiang, are not currently compensated for their services as directors but our Articles of Association provide that they may be compensated at the discretion of the directors. Employee directors are eligible to participate in our 1999 Stock Plan, 1999 Executive Stock Option Plan and 1999 Employee Stock Purchase Plan. Our non-employee directors are eligible to participate in our 1999 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant to nonemployee directors of: (1) a nonstatutory share option to purchase 37,500 ordinary shares on the date on which a nonemployee becomes a member of our Board of Directors, and (2) an additional nonstatutory share option to purchase 15,000 shares on the date of the shareholders’ meeting for each Board member who has served on the board for at least six months.

     As compensation for services rendered as the Chairman of the Board, Mr. Chiang received $87,083 from January to August 2003. Mr. Chiang ceased to receive cash compensation from September 2003 after he became the Co-Chairman of the Board.

Employment Agreements

     We have entered into an Employment Agreement with Charles Chao dated June 1, 2002 with a term of three years which provides, among other things, that Mr. Chao will receive certain severance benefits, including (i) payment of his regular monthly salary for the larger of 12 months or the remainder of the term of the Employment Agreement (the “Severance Period”); (ii) health insurance coverage for the Severance Period; and (iii) continuous vesting of any unvested stock options or shares of restricted stock held by him as of the date of his termination through the end of the Severance Period, if he is terminated without cause or constructively terminated.

Change of Control Agreements

     On November 27, 2000, the Company entered into change of control agreements with Yan Wang and Hurst Lin. On February 1, 2001, the Company entered into a change of control agreement with Charles Chao. In these agreements, the Company agreed to accelerate the vesting of all of these employees’ options upon a change of control in which the successor corporation does not assume such outstanding options. In addition, in connection with a termination without cause or resignation for good reason (as defined in the agreements) following a change of control, these employees will be entitled to a lump sum payment equal to their annual salary and projected bonus as well as a pro-rated amount of their bonus for the calendar or fiscal year of such departure.

     Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this 10-K/A, in whole or in part, the following Compensation Committee report shall not be deemed to be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During the twelve-month period ended December 31, 2003, the Compensation Committee of our Board of Directors (the “Committee”) consisted of Mr. Pehong Chen, Mr. Lip-Bu Tan and Mr. Yongji Duan. Except for Mr. Duan, the members of the Compensation Committee are independent non-employee directors.

     The following is a report of Committee describing the compensation policies applicable to the Company’s executive officers during the twelve-month period ended December 31, 2003. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also administers the granting of options to executive employees under the Company’s stock option plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

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

Long-Term Incentive Compensation

     The Company has utilized its stock option plans to provide executives and other key employees with incentives to maximize long-term shareholder values. Awards under this plan by the Board of Directors take the form of stock options designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of the Company’s shareholders. Factors considered in making such awards include the individual’s position in the Company, his or her performance and responsibilities, and comparability considerations.

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

Compensation of the Chief Executive Officer

     Yan Wang was appointed as the Company’s Chief Executive Officer in May 2003.

     The factors discussed above in “Base Salaries,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were also applied in establishing the amount of Mr. Wang’s salary and stock option grant. Significant factors in establishing Mr. Wang’s compensation include his performance and responsibilities, and comparability considerations. Mr. Wang’s base salary for the twelve-month period ended December 31, 2003 was $144,980. Mr. Wang received $28,996 in cash-based incentive compensation based on achievement by the Company of quarterly performance metrics set by the Board. In addition, he received $6,133 as a housing allowance.

Deductibility of Executive Compensation

     The Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the CEO and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by the Company to each of its executive officers is expected to be below $1 million and the Committee believes that options granted under the Company’s 1999 Stock Plan and 1999 Executive Stock Plan to such officers will meet the requirements for qualifying as performance-based, the Committee believes that Section 162(m) will not affect the tax deductions available to the Company with respect to the compensation of its executive officers. It is the Committee’s policy to qualify, to the extent reasonable, its executive officers’ compensation for deductibility under applicable tax law. However, the Company may from time to time pay compensation to its executive officers that may not be deductible.

Compensation Committee:

Pehong Chen
Lip-Bu Tan
Yongji Duan

Compensation Committee Interlocks and Insider Participation

     The compensation committee of the board of directors consists of Pehong Chen, Lip-Bu Tan and Yongji Duan. No member of the compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee. See “Certain Relationships and Related Transactions” for a description of transactions between the Company and entities affiliated with the members of the compensation committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

ORDINARY SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information that has been provided to the Company with respect to the beneficial ownership of our ordinary shares as of March 31, 2004 by:

•	each shareholder known to us to own beneficially more than 5% of the ordinary shares;

•	each director;

•	each of our executive officers listed in the Summary Compensation Table; and

•	all our directors and executive officers as a group.

     Percentage of beneficial ownership is based on 50,215,622 ordinary shares outstanding as of March 31, 2004, together with options that are exercisable within 60 days of March 31, 2004 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC.

	Amount and
	Nature of	Percent of
	Beneficial	Ordinary Shares
Name and Address of Beneficial Owners	Ownership(#)	Outstanding(%)(1)
Entities affiliated with Yongji Duan(2)	4,807,605	9.6
Stone Electronic Technology Limited
27/ F, K. Wah Centre
191 Java Road, North Point
Hong Kong
Entities affiliated with Capital Research and Management Company (3)	3,522,000	7.0
333 South Hope Street
Los Angeles, CA 90071
Lip-Bu Tan(4)	94,047	*
Walden International Investment Group
One California Street, 28th Floor
San Francisco, CA 94111
Daniel Chiang(5)	1,519,914	3.0
Ter Fung Tsao(6)	202,500	*
c/o Helen Hsiao, 8F, Suite 801
136, Jean-Ai Road, SEC. 3
Taipei, Taiwan
Hurst Lin(7)	437,655	*
Pehong Chen(8)	56,232	*
BroadVision, Inc.
585 Broadway
Redwood City, CA 94063
Charles Chao(9)	122,663	*
Yan Wang(10)	136,333	*
Yichen Zhang(11)	22,500	*
CITIC
26/ F CITIC Tower
1 Tim Mei Avenue, Central
Hong Kong
Li-Cheng Chang (12)	23,625	*
Benjamin Tsiang (13)	270,635	*
All directors and executive officers as a group (11 persons)(14)	7,693,709	15.0

*	Less than one percent of the outstanding ordinary shares.

(1)	For each named person, the percentage ownership includes ordinary shares which the person has the right to acquire within 60 days after March 31, 2004. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person. Beneficial ownership calculations for 5% shareholders are based solely on publicly-filed Schedule 13D’s or 13G’s, which 5% shareholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2003.

(2)	Includes 4,807,605 shares held by Sun Stone Media Group Limited (“SSMG”) for whom Mr. Duan serves as a director. Mr. Duan disclaims beneficial ownership of the shares in which he has no pecuniary interest. The address for SSMG is 11F/ A 1110, Hanwei Plaza, No. 7, Guanghua Road, Beijing, People’s Republic of China.

(3)	Beneficial ownership calculation is based solely on a review of Schedule 13G filings made with the Securities and Exchange Commission. Such filings set forth beneficial ownership as of December 31, 2003.

(4)	Includes 11,547 shares held by a trust controlled by Mr. Tan and 82,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(5)	Includes 10,972 shares held by his wife, 375,000 shares held DEPM Investors, L.P. where Mr. Chiang and his wife serve as general partners, 169,471 shares held by Fongnien Daniel Chiang 1999 Grantor Retained Annuity Trust and 376,291 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(6)	Includes 82,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(7)	Includes 201,249 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(8)	Includes 13,732 shares held by a trust controlled by Mr. Chen and 42,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(9)	Includes 122,260 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(10)	Consists of 136,333 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(11)	Includes 15,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(12)	Consists of 23,625 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(13)	Includes 10,833 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

(14)	Includes 1,093,091 shares issuable upon exercise of options exercisable within 60 days of March 31, 2004.

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

Equity Compensation Plan Information

     The following table gives information about our ordinary shares that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2003, including the Sinanet.com 1997 Stock Plan, SRS International Ltd. 1997 Stock Option Plan, 1999 Stock Plan, 1999 Executive Stock Plan, 1999 Directors’ Stock Plan and 1999 Employee Stock Purchase Plan.

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities to	Weighted Average	Under Equity
	be Issued Upon	Exercise Price of	Compensation Plans
	Exercise of Outstanding	Outstanding	(excluding securities
	Options, Warrants and	Options, Warrants	reflected in
	Rights	and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	6,270,000 (1)	$7.00	5,537,000	(2)(3)
Equity compensation plans not approved by shareholders	—	N/A	—
TOTAL	6,270,000	$7.00	5,537,000

(1)	Excludes purchase rights accruing under the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, eligible employees may purchase ordinary shares at semi-annual intervals at a purchase price per share equal to 85% of the lower of (i) the fair market value of the ordinary shares on an employee’s entry date into an offering period in which that semi-annual purchase date occurs or (ii) the closing selling price per share on the semi-annual purchase date.

(2)	Includes shares available for future issuance under the Purchase Plan. The Purchase Plan, designed to comply with Internal Revenue Code Section 423, includes an “evergreen” feature, which provides for an automatic annual increase in the number of shares available under the plan equal to the lesser of 600,000 shares, 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or such lesser number of shares as is determined by the Board of Directors.

(3)	Includes shares available for future issuance under the 1999 Stock Plan. The 1999 Stock Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of ordinary shares available under the plan on the first day of each of the fiscal years through 2005, equal to the lesser of 750,000 shares, 3% of our outstanding ordinary shares on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Board of Directors.

Item 13. Certain Relationships and Related Transactions

     Certain employment and compensation arrangements between the Company and its directors and executive officers are described in Item 11 under “Compensation of Executive Officers,” “Director Compensation,” “Employment Agreements,” and “Change of Control Agreements.”

Agreements Involving BSIT

     Our subsidiary Beijing SINA Information Technology Co., Ltd. (formerly known as Beijing Stone Rich Sight Information Technology Co., Ltd.) (“BSIT”), has entered into a loan agreement with Wang Zhidong, our former President, Chief Executive Officer and Director, and a loan agreement with Yan Wang, our current Chief Executive Officer, pursuant to which we agreed to provide Wang Zhidong an interest-free loan of RMB700,000 and Yan Wang an interest-free loan of RMB300,000, for the purposes of providing capital to Beijing SINA Internet Information Services Co., Ltd. (the “ICP Company”), an Internet content provider that operates the Company’s website in China. Prior to his departure, Wang Zhidong owned 70% of the outstanding shares of the ICP Company and the other 30% of the outstanding shares of the ICP Company were owned by Yan Wang. Pursuant to his departure, Wang Zhidong entered into a share transfer agreement dated August 15, 2001 whereby he transferred his entire ownership in the ICP Company to Daniel Mao, our former Chief Executive Officer, and four non-executive employees of BSIT. With BSIT’s consent, Wang Zhidong transferred his repayment obligation of the RMB700,000 loan, which he borrowed from BSIT for purposes of setting up the ICP Company, to Daniel Mao, our former Chief Executive Officer, and four non-executive employees of BSIT. Pursuant to the Debt Transfer and Assumption Agreement dated August 15, 2001, Daniel Mao assumed RMB300,000 of the loan from Wang Zhidong and each of the four employees assumed RMB100,000 of such loan. On August 16, 2001, BSIT, entered into a Repayment Agreement with Mr. Mao, Yan Wang and the four non-executive BSIT employees. Pursuant to the Repayment Agreement, these employees agreed to transfer their ownership in the ICP Company to any person specified by BSIT so long as such transfer would not violate Chinese law. Mr. Mao transferred all rights and obligations with respect to such Repayment Agreement to two non-executive employees immediately following his departure as Chief Executive Officer.

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

Indebtedness of Management

     On June 17, 1999, we granted Daniel Mao, our former Chief Executive Officer, an option to purchase 900,000 of our ordinary shares at an exercise price of $.6667 per share under our 1999 Stock Plan. This option was immediately exercisable, subject to our right to repurchase at cost any shares that remain unvested upon cessation of employment. In connection with the exercise of this option on July 28, 1999, we provided a loan to Mr. Mao, pursuant to a full recourse note, in the principal amount of $600,000 with an interest rate of 5.74% per annum, due on July 28, 2004. This loan has not been amended since its issuance. The entire principal amount of this loan, plus accrued interest, was repaid in May 2003.

     On August 31, 1999, we granted Hurst Lin, our Chief Operating Officer, an option to purchase 150,000 of our ordinary shares at an exercise price of $1.00 per share under our 1999 Stock Plan. This option was immediately exercisable, subject to our right to repurchase at cost any shares that remain unvested upon cessation of employment. In connection with the exercise of this option on September 30, 1999, we provided a loan to Mr. Lin, pursuant to a full recourse note, in the principal amount of $150,000 with an interest rate of 5.87% per annum, due on September 30, 2004. This loan has not been amended since its issuance. The entire principal amount of this loan, plus accrued interest, was repaid in August 2003.

     BSIT, one of our subsidiaries, agreed to provide Yan Wang, our Chief Executive Officer, an interest-free loan of RMB300,000 for purposes of providing capital to the ICP Company in 1999, an interest-free loan of RMB300,000 for purposes of providing capital to GSIIS in 2001, and an interest-free loan of RMB750,000 for the purposes of providing capital to the Ad Company in 1999. The entire principal amount of each of these loans is currently outstanding.

     BSIT has agreed to provide Wang Zhidong, an interest-free loan of RMB700,000 for purposes of providing capital to the ICP Company. As a result of the transfer of shares of the ICP Company from Wang Zhidong to Mr. Mao and the four non-executive employees of BSIT, Mr. Mao assumed RMB300,000 of the loan from Wang Zhidong and each of the four employees assumed RMB100,000 of such loan in August 2001. Mr. Mao transferred all rights and obligations with respect to such Repayment Agreement to two non-executive employees immediately following his departure as Chief Executive Officer in May 2003. The entire principal amount of each of these loans is currently outstanding.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

     For the fiscal year ending December 31, 2003, as well as our calendar year ended 2002 and our fiscal year ending June 30, 2001, respectively, PricewaterhouseCoopers, LLC, our independent auditor and principal accountant, billed the fees set forth below. The Audit Committee of the Board of Directors has considered whether the non-audit services provided by PricewaterhouseCoopers LLP are compatible with maintaining its independence, and affirmatively approved the provision of such non-audit services by PricewaterhouseCoopers, LLC.

	Fiscal Year	Calendar Year	Fiscal Year
	Ending	Ending	Ending
	December 31,	December 31,	June 30,
	2003	2002	2001
Audit Fees	275,000	300,000	200,000
Audit-Related Fees	20,000	45,000	—
Tax Fees	31,775	28,334	22,750
All Other Fees	—	—	—

     The Audit Committee has the authority to pre-approve audit-related and non-audit services not prohibited by law to be performed by the Company’s independent auditors and associated fees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA Corporation

By:	/s/ CHARLES CHAO

Charles Chao Chief Financial Officer

Date: April 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
*	Chief Executive Officer and Director	April 29, 2004
(Principal Executive Officer)
Yan Wang

/s/ CHARLES CHAO	Chief Financial Officer	April 29, 2004
(Principal Financial and Accounting Officer)
Charles Chao

*	Co-Chairman of the Board	April 29, 2004

Daniel Chiang

*	Co-Chairman of the Board	April 29, 2004

Yongji Duan

*	Director	April 29, 2004

Pehong Chen

*	Director	April 29, 2004

Lip-Bu Tan

*	Director	April 29, 2004

Ter-Fung Tsao

*	Director	April 29, 2004

Yichen Zhang

*	This Amendment No. 1 on Form 10-K/A was executed by Charles Chao pursuant to a Power of Attorney filed with the Securities and Exchange Commission on March 15, 2004 in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Agreement and Plan of Reorganization by and among SRS International Ltd., SINO Acquisition Corporation and Sinanet.com dated January 19, 1999 (Filed as Exhibit 2.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

2.2	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.64 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.3	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.70 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.4	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.71 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.5 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

4.1	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

4.2	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

10.1	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.2	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.3	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.4	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.5	1999 Employee Stock Purchase Plan and form of subscription agreement (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.6	1999 Directors’ Stock Option Plan and form of nonstatutory stock option agreement (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as

Exhibit
Number	Description
amended, and incorporated herein by reference.)

10.7#	Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou.

10.8#	Supplements to Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou.

10.9#	Lease Contract dated September 29, 2003 between Beijing Wanyujiaye Real Estate Agency Co., Ltd and Beijing Sina Information Technology Co., Ltd for offices located at Floor 16, Building C, Area A, SOHO, No. 88, Jianguo Street, Chaoyang District, Beijing.

10.10#	Office Lease dated December 31, 2003 between Lee, Po-Hu and SINA.Com Online for offices located at 3F, No.29 An Ho Road, Section 1, Ta An District, Taipei, Taiwan.

10.11#	First Amendment to Sublease dated November 24, 2003 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California.

10.12	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.56 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2002, and incorporated herein by reference.)

10.13	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China (Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for year ended June 30, 2002, and incorporated herein by reference.)

10.14	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for offices located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.15	Office Lease dated December 19, 2002 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong (Filed as Exhibit 10.69 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

10.16	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing (Filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.17	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.18	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.19	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.20	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1,

Exhibit
Number	Description
Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.21	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.22	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.23	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.24	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.25	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.26	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.27	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.28	Loan agreement dated November 18, 1999 with Wang Yan for purposes of providing capital to the ICP Company (Filed as Exhibit 10.36 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.29	Agreement on Exercising Voting Right by Proxy dated October 1, 2001 among Beijing Stone Rich Sight Information Technology Co., Ltd., Daniel Mao, Yan Wang and four other Employees of BSRS (Filed as Exhibit 10.55 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2001, and incorporated herein by reference.)

10.30	Change of Control Agreement dated November 27, 2000 with Daniel Mao (Filed as Exhibit 10.44 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.31	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.32	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.33	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference.)

10.34	Employment Agreement dated June 1, 2002 between Daniel Mao and SINA.com (Filed as Exhibit 10.59 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)

10.35	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com (Filed as Exhibit 10.60 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)

Exhibit
Number	Description
10.36	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

10.37#	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation.

10.38#	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation.

10.39#	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company.

10.40#	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company.

10.41#	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc.

10.42#	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc.

10.43#	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd.

10.44#	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc.

10.45#	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.

14.1*	Code of Ethics.

21.1#	List of Subsidiaries.

23.1#	Consent of Independent Accountants.

23.2#	Consent of Jun He Law offices.

24.1#	Power of Attorney.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.
#	Filed with Company’s Report on Form 10-K for the fiscal year ended December 31, 2003 (which report was filed on March 15, 2004).