Form 10-Q
period 2004-03-31
SINA CORP
filed 2004-05-10
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The number of shares outstanding of the registrant’s ordinary shares as of May 5, 2004 was 50,217,322.

SINA CORPORATION

PART I            UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2004	2003
	(unaudited)	(audited)
	(in U.S. dollars, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$140,674	$158,148
Short-term investments	97,468	69,016
Accounts receivable, net of allowances for doubtful accounts of $1,329,000 and $1,577,000, respectively	26,714	17,606
Deferred tax assets	907	907
Prepaid expenses and other current assets	11,916	4,579

Total current assets	277,679	250,256
Investment in Sun Media Group	8,236	6,793
Property and equipment, net of accumulated depreciation of $15,026,000 and $13,719,000, respectively	9,573	8,646
Long-term investments	4,722	2,085
Intangible assets, net of accumulated amortization of $6,671,000 and $6,187,000 , respectively	5,446	569
Goodwill	28,812	18,091
Other assets	3,302	3,457

Total assets	$337,770	$289,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507	$1,147
Accrued liabilities	36,573	27,442
Income taxes payable	2,826	1,801

Total current liabilities	40,906	30,390
Convertible Debt	100,000	100,000
Other long-term liabilities	2,265	—

Total liabilities	143,171	130,390

Commitments and contingencies (Note 15)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000,000 shares authorized; 50,216,000 and 48,627,000 shares issued and outstanding	6,682	6,471
Additional paid-in capital	253,523	236,222
Ordinary shares subject to subsequent issuance: 0 and 177,000 shares	—	1,349
Accumulated deficit	(67,012)	(83,054)
Accumulated other comprehensive income (loss):
Unrealized gain (loss) on investment in marketable securities	1,373	(1,510)
Cumulative translation adjustments	33	29

Total shareholders’ equity	194,599	159,507

Total liabilities and shareholders’ equity	$337,770	$289,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three months ended
	March 31
	2004	2003
Net revenues:
Advertising	$13,118	$7,298
Non-advertising	28,270	10,816

	41,388	18,114

Cost of revenues:
Advertising	4,332	2,840
Non-advertising	8,194	3,267

	12,526	6,107

Gross profit	28,862	12,007

Operating expenses:
Sales and marketing	7,098	4,461
Product development	1,974	1,495
General and administrative	3,215	2,265
Amortization of intangible assets	484	505

Total operating expenses	12,771	8,726

Income from operations	16,091	3,281
Interest income	1,220	401
Amortization of convertible debt issuance cost	(171)	—
Gain on investment in Sun Media Group	59	—
Loss on equity investments	(333)	(306)

Income before income taxes	16,866	3,376
Provision for income taxes	(824)	—

Net income	$16,042	$3,376

Basic net income per share	$0.33	$0.07

Diluted net income per share	$0.28	$0.07

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares
	Ordinary Shares		Additional	Subject to			Total
			Paid-in	Subsequent	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit	Others	Equity	Income
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	1,217	162	7,466	—	—	—	7,628
Business acquisition	372	49	9,835	(1,349)	—	—	8,535
Comprehensive income:
Net income	—	—	—	—	16,042	—	16,042	$16,042
Unrealized gain on investments in marketable securities	—	—	—	—	—	2,883	2,883	$2,883
Currency translation adjustments	—	—	—	—	—	4	4	4

Comprehensive income								$18,929

Balances at March 31, 2004	50,216	$6,682	$253,523	$—	$(67,012)	$1,406	$194,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(in U.S. dollars)
(unaudited, in thousands)

	Three months ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income	$16,042	$3,376
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on equity investments	333	306
Loss on disposal of fixed assets	5	3
Depreciation	1,348	1,268
Stock-based compensation	—	244
Amortization of convertible debt issuance cost	171	—
Amortization of intangible assets	484	505
Gain on investment in Sun Media Group	(59)	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(5,181)	(1,909)
Prepaid expenses and other current assets	(367)	(192)
Other assets	1	55
Accounts payable	127	(436)
Income taxes payable	(185)	—
Accrued liabilities	6,918	531

Net cash provided by operating activities	19,637	3,751

Cash flows from investing activities:
Acquisition of property and equipment	(2,106)	(921)
Cash paid for business acquisition, net of cash acquired	(8,729)	(7,922)
Investments in joint ventures	(670)	(2,818)
Deposit for business acquisition	(6,282)	—
Purchase of short-term investments	(27,247)	(7,696)
Proceeds from sale of investment in Sun Media Group	295	—

Net cash used in investing activities	(44,739)	(19,357)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	7,628	397
Repayments of notes receivable from shareholders	—	300

Net cash provided by financing activities	7,628	697

Net decrease in cash and cash equivalents	(17,474)	(14,909)
Cash and cash equivalents at the beginning of the period	158,148	53,262

Cash and cash equivalents at the end of the period	$140,674	$38,353

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(10,246)	$(10,278)
Cash acquired	1,517	2,356

Cash paid for business acquisition, net	$(8,729)	$(7,922)

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$9,884	$4,281

Ordinary shares subject to subsequent issuance for business acquisition	$—	$4,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1. The Company and basis of presentation

     SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting greater China and overseas Chinese, the Company provides an array of services to its users including region-focused online portals, mobile value-added services, search and directory, free and premium email, online games, virtual ISP, classified listings, e-commerce, e-learning and enterprise e-solutions.

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain reclassifications have been made in prior year’s financial statements to conform to classifications used in the current year.

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three months ended March 31, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

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

     In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a Variable Interest Entity (“VIE”), as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. In December 2003, the FASB issued a revision to Interpretation 46 (“FIN 46R”) to clarify some of the provisions of FIN 46 “Consolidation of Variable Interest Entities”, and to exempt certain entities from its requirements. Depending on the type and creation date of the VIEs, the effective dates of FIN 46 and FIN 46R vary from the end of the first interim or annual reporting period ending after December 15, 2003 to the end of the first interim or annual reporting period ending after March 15, 2004. Early adoption is allowed. The adoption of FIN46 and FIN46R for VIEs did not have a significant impact on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s financial position, cash flows or results of operations.

3. Variable interest entities

     The Company has adopted FASB Interpretation No.46 (“FIN46”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No.51”. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.

     To comply with PRC laws and regulations the Company conducts substantially all its Internet content provision, advertising and mobile value-added services in the PRC via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital is funded by the Company and recorded as interest-free loans to these PRC employees. These loans are eliminated for accounting purposes with the capital of the VIEs during consolidation.

     Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in the PRC when permitted by PRC laws and regulations or to designees of the Company at any time in exchange for cancellation of loans outstanding; all voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. The Company has also entered into exclusive service agreements with the VIEs under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to the Company. As of March 31, 2004, the amount of interest-free loans to the employee shareholders of VIEs amounted to $6.6 million.

     The following is a summary of the VIEs of the Company:

•	Beijing SINA Internet Information Service Co., Ltd. (“the ICP Company”), a PRC company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is also responsible for providing mobile value-added services in the PRC via third party mobile operators to the users. It is 3% owned by Yan Wang, the Company’s Chief Executive Officer, and 97% owned by six other non-executive PRC employees of the Company. The registered capital of the ICP Company is $1.2 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (“the Ad Company”), a PRC company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of the Company’s subsidiaries in the PRC. This entity has become inactive after the ICP Company obtained online advertising license in May 2002. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (“the GDICP Company”), a PRC company controlled through business agreement. The GDICP Company is responsible for providing mobile value-added services in the PRC via third party mobile operators to the users under its Internet content company license. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a PRC company controlled through business agreement. Xunlong is responsible for providing mobile value-added services in the PRC via third party mobile operators to the users under its Internet content company license. It is owned by five non-executive PRC employees of the Company. The registered capital of Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a PRC company controlled through business agreement. StarVI is responsible for providing mobile value-added services in the PRC via third party mobile operators to the users under its Internet content company license. It is owned by five non-executive PRC employees of the Company. The registered capital of StarVI is $1.2 million.

•	Shenzhen Wang Xing Technology Co., Ltd. (“Wang Xing”), a PRC company controlled through business agreement. Wang Xing is responsible for providing mobile value-added services in the PRC via third party mobile operators to the users under its Internet content company license. It is owned by five non-executive PRC employees of the Company. The registered capital of Wang Xing is $1.2 million.

•	Beijing SINA Wireless Information Technology Co., Ltd. (“BWIT”), a PRC company controlled through business agreement. BWIT did not have activities during the three months ending March 31, 2004. It is owned by five non-executive PRC employees of the Company. The registered capital of BWIT is $1.2 million.

•	Beijing SINA Wireless Advertising Co., Ltd. (“BSWA”), a PRC company controlled through business agreement. BSWA did not have activities during the three months ending March 31, 2004. It is owned by five non-executive PRC employees of the Company. The registered capital of BSWA is $0.1 million.

     The Company began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001 when the Company obtained complete control over these two companies. The Company obtained complete control over these two companies through ten-year proxies ending in the year 2011 and 2010 between Beijing SINA Information Technology Co. Ltd., or BSIT, the Company’s subsidiary in China, and the ICP Company and the Ad Company, respectively. Therefore, the financial position and results of operations of these two companies were consolidated in the financial statements of the Company. The GDICP Company was established in 2002 but had not had activities until 2003 and the operation results for the GDICP Company were consolidated since January 2003. Xunlong and Star VI were acquired in the acquisition of Memestar Corporation (see Note 5 — Acquisition, Memestar) in January 2003 and the operation results for these two companies were consolidated by the Company since then. Wang Xing was acquired in the acquisition of Crillion Corporation (see Note 5 — Acquisition, Crillion) in March 2004 and the operation results for this company were consolidated by the Company since then.

     As of March 31, 2004, the aggregate accumulated losses of the above VIEs were approximately $2.9 million and have been reflected in the consolidated financial statements.

4. Short-term investments

     The Company’s investment in marketable debt securities is classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or business acquisition purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities was $97.5 million as of March 31, 2004 and was $69.0 million as of December 31, 2003. During the three months ended March 31, 2004 and 2003, respectively, the Company recorded $1.2 million and $0.2 million of unrealized gains on its marketable debt securities as a component of comprehensive income.

5. Acquisitions

     Memestar. In January, 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance the Company’s mobile value-added services as well as increase its market share in the PRC mobile value-added services market.

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

     Amortizable intangible assets acquired, including customer list and non-competition arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the three months ended March 31, 2004 and 2003 amounted to $0.4 million and $0.4 million, respectively. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. The Company performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2003. During the three months ended March 31, 2004, no factors were presented indicating an impairment may have occurred. The purchase price allocation for Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States.

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

Three months ended
March 31, 2003
Net revenues	$18,363
Net income	$3,476
Basic earnings per share	$0.07
Diluted earnings per share	$0.07

     Bravado. In February, 2004, the Company completed the acquisition of Bravado Investments Limited, a British Virgin Islands limited liability corporation (“Bravado”), through a purchase of all of the outstanding shares of Bravado. As a result of such acquisition, Bravado became a wholly-owned subsidiary of SINA. Bravado, through its subsidiary in the PRC, is engaged in the business of providing online and offline hotel reservation services under the brand Fortune Trip in the PRC. The primary purpose of the acquisition was to enter the PRC online travel market.

     The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified earnings in future period. The initial consideration of $1,836,414 is comprised of two elements: (a) $1,812,251 in cash of which $241,633 was paid after the closing of the acquisition; and (b) approximately $24,163 in legal and professional fees related to the acquisition. The contingent consideration is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earning targets for 2004.

     The initial purchase price of $1,836,414 was allocated as follows (in thousands):

Cash	$64
Accounts receivable	82
Other assets	109
Intangible assets	895
Goodwill	824
Current liabilities	(138)

Purchase price	$1,836

     Amortizable intangible assets acquired, including hotel reservation contracts and non-competition arrangements with certain Bravado executives, have estimated useful lives ranging from twenty-eight to thirty-six months. The amortization expense for the three months ended March 31, 2004 was $62,000. Goodwill of $824,000 represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. Immediately after the closing of the acquisition, the operating results of Bravado have been consolidated with those of the Company starting February 1, 2004.

     Crillion. In March 2004, the Company completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance the Company’s mobile value-added services as well as increase its market share in the PRC mobile value-added services market.

     The aggregate purchase price is comprised of an initial consideration and two contingent considerations on achieving specified earnings in future periods. The initial consideration of $18,958,486 is comprised of three elements: (a) $9,898,785 in cash, of which $8,691,056 was paid at the closing of the acquisition and the remaining balance was paid on April 13, 2004; (b) 195,593 newly issued SINA ordinary shares, valued at $8,534,701 at the time of closing, delivered at the closing of the acquisition; and (c) approximately $525,000 in legal and professional fees related to the acquisition. The two contingent considerations are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times of 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     The initial purchase price of $18,958,486 was allocated as follows (in thousands):

Cash	$1,453
Accounts receivable	3,845
Other assets	772
Intangible assets	4,466
Goodwill	9,898
Current liabilities	(1,475)

Purchase price	$18,959

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. The amortization expense for the three months ended March 31, 2004 was $48,000. Goodwill of $9.9 million represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. The purchase price allocation for Crillion acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion have been consolidated with those of the Company starting March 25, 2004.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Bravado and Crillion had occurred on January 1, 2003 (in thousands, except per share amounts):

	Three months ended
	March 31
	2004	2003
Net revenues	$46,450	$18,695
Net income	$17,527	$2,761
Basic earnings per share	$0.36	$0.06
Diluted earnings per share	$0.30	$0.05

6. Investment in Shanghai NC-SINA

     In January 2003, the Company formed a joint venture named Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in the PRC with NC Soft, a Korean online game company. The Company invested $2.6 million in cash for 51% of the equity interest in the joint venture. The Company accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. The Company recorded $0.2 million and $0.3 million of equity loss from this investment for the three months ended March 31, 2004 and 2003, respectively. As of March 31, 2004, the carrying value of this investment was $1.4 million.

7. Intangible assets

     The following table summarizes the intangible assets acquired from Memestar, Bravado and Crillion:

	Carrying value	Estimated useful lives
	(In thousands)	(Months)
Memestar:
Non-competition arrangements	$1,256	18
Customer list	972	14

	$2,228

Bravado:
Non-competition arrangements	$121	36
Hotel reservation contracts.	774	28

	$895

Crillion:
Non-competition arrangements	$1,891	36
Customer list	$2,494	16
Content provision contracts.	81	20

	$4,466

8. Investment in Sun Media Group

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

     The Company had recorded $0.9 million of equity loss from this investment through September 30, 2002 and the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. The Company considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. During the three months ended March 31, 2004, the Company sold $0.2 million of this investment and obtained a gain of $59,000. The realized gain was recorded as gain on investment in Sun Media Group for the three months ended March 31, 2004. The fair market value of this investment was $8.2 million as of March 31, 2004. The Company recorded $1.7 million of unrealized gains on this investment as a component of comprehensive income in shareholders’ equity for the three month ended March 31, 2004. The Company recorded $2.6 million of unrealized loss on this investment as a component of comprehensive income in shareholders’ equity for the three month ended March 31, 2003.

9. Income taxes

     The Company is registered in Cayman Islands and has operations in four tax jurisdictions including the PRC, the United States of America, Hong Kong and Taiwan. Taiwan is a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded income tax provisions or benefits for these locations as of March 31, 2004. The Company generated substantially all its net income from its PRC operations for the three months ended March 31, 2004 and the Company had recorded income tax provisions for the three months ended March 31, 2004.

     The components of income before income taxes are as follows:

	Three months ended March 31,
	2004	2003
	(In thousands, except percentage)
Loss subject to non PRC operations	$(874)	$(2,395)
Income subject to the PRC operations	17,740	5,771

Income before taxes	$16,866	$3,376

Income tax expenses subject to non PRC operations	$—	$—
Effective tax rate for non PRC operations	—	—
Income tax expenses subject to the PRC operations	$824	$—
Effective tax rate for the PRC operations	5%	—

     Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.

     The provision for income taxes for the three months ended March 31, 2004 and 2003 differs from the amount computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The increase in effective tax rate to 5% for the three months ended March 31, 2004 as compared to the same period in 2003 was primarily due to the increase in net income generated from certain of the Company’s taxable entities.

10. Earnings per share

     Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income	$16,042	$3,376
Amortization of convertible debt issuance cost	171	—

Net income used in computing diluted earnings per share	$16,213	$3,376

Denominator:
Weighted average ordinary shares outstanding	49,329	46,401
Weighted average ordinary shares to be issued for business acquisition	—	373

Shares used in computing basic earnings per share	49,329	46,774

Weighted average ordinary share equivalents:
Stock options	4,620	4,004
Unvested restricted shares	—	66
Convertible debt	3,877	—

	Three months ended March 31,
	2004	2003
	(In thousands, except per share amounts)
	8,497	4,070

Shares used in computing diluted earnings per share	57,826	50,844

Basic earnings per share	$0.33	$0.07

Diluted earnings per share	$0.28	$0.07

11. Stock-based compensation

     The Company’s stock-based compensation plans include three stock option plans (collectively the “Stock Plans”) and an Employee Stock Purchase Plan (the “Purchase Plan”). The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by FASB Interpretation No. (“FIN”) 44 and Emerging Issues Task Force (“EITF”) No. 00-23 and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure”. Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Stock Plans: Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. Prior to the Company’s initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considering the expected volatility of SINA stock price, determined in accordance with SFAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility.

     Purchase Plan: The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the ordinary shares at the beginning of each offering period or at the end of each purchase period.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates or purchase dates for the awards under a method prescribed by SFAS No. 123, the Company’s earnings per share would have been adjusted to the pro forma amounts as follows:

	Three months ended March 31
	2004	2003
	(In thousands, except per share amounts)
Net income:
As reported	$16,042
Added: Stock-based employee compensation expenses included in reported net income	—	244
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(33)	(26)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(1,882)	(614)

Pro forma	$14,127	$2,980

Earnings per share, basic and diluted:
As reported	$0.28	$0.07

Pro forma	$0.25	$0.06

12. Segment information

     Based on the criteria established by Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, mobile value-added services and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is necessary in evaluating these segments’ performance.

     The following is a summary of revenues and cost of revenues:

	Three months ended March 31,
	2004	2003
	(In thousands, except percentages)
Revenues:
Advertising	$13,118	$7,298
Mobile value-added services	25,786	9,197
Other	2,484	1,619

	$41,388	$18,114

Cost of revenues:
Advertising	$4,332	$2,840
Mobile value-added services	7,977	3,032
Other	217	235

	$12,526	$6,107

Gross profit margins:
Advertising	67%	61%
Mobile value-added services	69%	67%
Other	91%	86%
Overall	70%	66%

     The following is a summary of the Company’s geographic operation:

	U.S.	The PRC	Hong Kong	Taiwan	Total
	(In thousands)
Three months ended and as of March 31, 2004:
Revenue	$582	$40,042	$452	$312	$41,388
Long-lived assets	45	8,736	85	707	9,573
Three months ended and as of March 31, 2003:
Revenues	$599	$16,507	$613	$395	$18,114
Long-lived assets	278	5,654	377	1,202	7,511

13. Concentration of credit risk and major customers

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., the PRC, Hong Kong and Taiwan which management believes are of high credit quality. The Company also limits investment in marketable debt securities to debt securities with A ratings or above.

     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. As of March 31, 2004, approximately 96% of the accounts receivables, net, were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three months ended March 31, 2004 and 2003. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of March 31, 2004 and 2003. For its mobile value-added services operations in the PRC, the Company contracts with third party mobile operators, China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and China Unicom Co., Ltd (“China Unicom”) and its subsidiaries, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. Mobile value-added services fees charged to users via these third party mobile operators accounted for 62% and 51% of the Company’s net revenues for the three months ended March 31, 2004 and 2003, respectively. Accounts receivable from these third party mobile operators represent mobile value-added services fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically the Company did not notice any significant direct write off of bad debts.

     The following table summarizes accounts receivable concentration from the Company’s significant accounts receivable:

	% of total accounts receivable
Customer	As of March 31, 2004	As of December 31, 2003
China Mobile and its subsidiaries	58%	45%

     The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse affect on the Company’s business and operating results. The Company relies on a number of third-party suppliers for various other services, including web server hosting, banner advertising delivery software, Internet traffic measurement software and transmission and billing of mobile value-added services. Any failure of these suppliers to provide services to the Company or any termination of these services with the Company could have a material adverse effect on the Company’s business and operating results.

     The majority of the Company’s revenues derived and expenses and liabilities incurred were in Chinese renminbi. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC.

14. Convertible debt

     As of March 31, 2004, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

     One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the two consecutive fiscal quarters ended December 31, 2003 and March 31, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) during the quarter ending June 30, 2004. As of March 31, 2004, the Company did not receive any request for conversion of the Notes to SINA ordinary shares.

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

15. Commitments and contingencies

     Commitments: The following table sets forth the contractual commitments and obligations of the Company as of March 31, 2004:-

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(In thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	3,227	1,319	1,597	311	—
Purchase and other obligations	47,374	45,271	2,103	—	—
Other long-term liabilities	2,265	—	1,345	920	—

Total contractual obligations	$152,866	$46,590	$5,045	$101,231	$—

     Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 14 — “Convertible debts” for further information. Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. Purchase obligations mainly include the commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and mobile value-added services, advertising serving services, advertising tracking services and marketing activities. Other long-term liabilities mainly include outstanding considerations for the Company’s business acquisition and investment in joint venture.

     The Company is also obligated to pay contingent considerations on its acquisitions of Bravado and Crillion in addition to the initial considerations. The contingent consideration of Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earning targets for 2004. The contingent considerations of Crillion acquisition are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times of 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     Apart from the above, the Company did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of March 31, 2004.

     Contingencies: There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet business and provide telecom value-added services in the PRC. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but also regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in the PRC, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.

Overview

     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites, targeting Greater China and overseas Chinese, we provide an array of services to our users including region-focused online portals, mobile value-added services, search and directory, free and premium email, online games, virtual ISP, classified listings, e-commerce and enterprise e-solutions. In turn, we generate revenue through advertising, mobile value-added services, fee-based services, e-commerce and enterprise services.

     Our focus of business is our operation in the PRC where we derived approximately 97% of our net revenues for the three months ended March 31, 2004.

     From 1999 to 2001, our growth was mainly driven by online advertising business and revenues from online advertising accounted for a majority of our total revenues. We began offering mobile value-added services under arrangements with third party mobile operators in the PRC in late 2001 and have since experienced significant growth in mobile value-added services revenues. Our advertising revenues and mobile value-added services revenues accounted for 32% and 62%, respectively, of our net revenues for the three months ended March 31, 2004. We expect they will continue to be the major sources of our revenues in the near future. With the recent development in our travel and hotel booking services, we had a new stream of revenues during the three months ended March 31, 2004. However, such revenue did not constitute a significant portion of our current revenues and is not expected to constitute a significant portion of our revenues in the near future in view of the relatively undeveloped and competitive hotel booking market in the PRC.

Acquisitions and investments

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

     As a result of the acquisition, we recorded intangible assets relating to customer lists and non-competition clauses in the amount of $2.2 million, which were amortized over periods ranging from fourteen to eighteen months. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. We assess the carrying value of our intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. We performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2003. During the three months ended March 31, 2004, no factors were presented indicating an impairment may have occurred. The purchase price allocation for the Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the signing of the definitive agreement, we obtained effective control over MemeStar; accordingly, the operating results of MemeStar have been consolidated with our operating results starting January 6, 2003.

     In January 2004, we entered into a definitive agreement with Yahoo!, the leading provider of comprehensive online products and services to consumers and businesses worldwide, to form a joint venture for providing online auction in the PRC. According to the agreement, we will contribute certain services, advertising spaces and cash in exchange for 33% equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting.

     In February 2004, we completed the acquisition of Bravado Investments Limited, a British Virgin Islands limited liability corporation (“Bravado”), through a purchase of all of the outstanding shares of Bravado. As a result of such acquisition, Bravado became a wholly-owned subsidiary of SINA. Bravado, through its subsidiary in the PRC, is engaged in the business of providing online and offline hotel reservation services under the brand Fortune Trip in the PRC. The primary purpose of the acquisition was to enter the PRC online travel market. The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified earnings in future period. The initial consideration of $1,836,414 is comprised of two elements: (a) $1,812,251 in cash in which $241,633 was paid after the closing of the acquisition; and (b) approximately $24,163 in legal and professional fees related to the acquisition. The contingent consideration is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieved certain earning targets for 2004. As a result of the acquisition, we recorded intangible assets relating to hotel reservation contracts and non-competition clauses in the amount of $895,000, which were amortized over periods ranging from twenty-eight to thirty-six months. In addition, we recorded goodwill in the amount of $824,000 representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. Immediately after the closing of the acquisition, the operating results of Bravado have been consolidated with our operating results starting February 1, 2004.

     In March 2004, we completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. The aggregate purchase price is comprised of an initial consideration and two contingent considerations on achieving specified earnings in future periods. The initial consideration of $18,958,486 is comprised of three elements: (a) $9,898,785 in cash in which $8,691,056 was paid at the closing of the acquisition and the remaining balance was paid on April 13, 2004; (b) 195,593 newly issued SINA ordinary shares, valued at $8,534,701 at the time of closing, delivered at the closing of the acquisition; and (c) approximately $525,000 in legal and professional fees related to the acquisition. The two contingent considerations are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times of 2004 and 2005 earnings basis respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. As a result of the acquisition, we recorded intangible assets relating to the customer list, content provider contracts and non-competition clauses in the amount of $4.5 million, which were amortized over periods ranging from sixteen to thirty-six months. In addition, we recorded goodwill in the amount of $9.9 million representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment. The purchase price allocation for the Crillion acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion have been consolidated with our operating results starting March 25, 2004.

Critical accounting policies and estimates

     Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 reflect the more significant judgments and estimates used in preparation of our financial statements. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of operations

Three months ended March 31, 2004 and 2003

Net revenues

	Three months ended March 31,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth
	(unaudited, in thousands, except percentages)
Net Revenues
Advertising	$13,118	32%	$7,298	40%	80%

Non-advertising
Mobile value-added services	25,786	62%	9,197	51%	180%
Other	2,484	6%	1,619	9%	53%

Non-advertising	28,270	68%	10,816	60%	161%

Total net revenues	$41,388	100%	$18,114	100%	129%

     Our net revenues were $41.4 million for the three months ended March 31, 2004, representing growth of 129% as compared to the same period in 2003. Our advertising revenues for the three months ended March 31, 2004 grew by 80% as compared to the same period in 2003 and accounted for 32% of our net revenues for the three months ended March 31, 2004. Our non-advertising revenues for the three months ended March 31, 2004 grew by 161% as compared to the same period in 2003 and accounted for 68% of our net revenues for the three months ended March 31, 2004. For the three months ended March 31, 2003, advertising and non-advertising revenues accounted for 40% and 60%, respectively, of our net revenues. The change in the composition of our net revenues was primarily driven by the increase in revenues from our mobile value-added services, which benefited from the growth in the PRC mobile value-added services market.

     Advertising. Our advertising revenues were $13.1 million for the three months ended March 31, 2004, representing growth of 80% as compared to the same period in 2003. The increase in our advertising revenues was primarily due to the growth in the number of advertisers as well as per advertiser spending in the PRC market as more advertisers began to accept the Internet as a medium for advertisement. For the three months ended March 31, 2004, advertising revenues from the PRC accounted for 93% of our total advertising revenues, compared to 84% of our total advertising revenues for the same period in 2003. The number of advertising customers in the PRC was approximately 386 for the three months ended March 31, 2004 as compared to 257 for the same period in 2003. Average revenues per advertising customer in the PRC were $32,000 for the three months ended March 31, 2004 as compared to $24,000 for the same period in 2003.

     Non-advertising. Our non-advertising revenues were $28.3 million for the three months ended March 31, 2004, representing growth of 161% as compared to the same period in 2003. The increases in non-advertising revenues were primarily driven by the growth in revenues from mobile value-added services in the PRC which represented 91% of our total non-advertising revenues for the three months ended March 31, 2004, as compared to 85% of our total non-advertising revenues for the same period in 2003.

     Our mobile value-added services revenues for the three months ended March 31, 2004 were $25.8 million, representing growth of 180% as compared to the same period in 2003. The growth was attributable to the introduction of new product offerings as well as the increasing number of unique paid users. Our product offerings for the mobile value-added service mainly include SMS, MMS, WAP and IVR. We launched SMS in late 2001, WAP services in December 2002, MMS in April 2003 and IVR services in December 2003. SMS is our primary mobile value-added service, accounting for 93% and nearly 100% of our mobile value-added services revenues for the three months ended March 31, 2004 and 2003, respectively. New product offerings like WAP, MMS and IVR services in aggregate contributed approximately $1.7 million of mobile value-added services revenues for the three months ended March 31, 2004 and accounted for approximately 7% of our mobile value-added service revenues. We expect that revenues from these new products will account for a higher percentage of our mobile value-added service revenues in the future quarters. For the month of March 2004, we had approximately 9.9 million unique paid users, excluding the users from the acquisition of Crillion. This compared to 9.4 million unique paid users for the month of December 2003.

     Our estimation of mobile value-added services revenue is based on our internal records of billings and transmissions for the month, adjusted by prior periods’ confirmation rates with the third party mobile operators, and further adjusted by prior periods’ discrepancies between our estimated revenue and actual revenue confirmed by the third party mobile operators. Historically, there were no significant true up adjustments to our estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the third party mobile operators to record revenues. Due to the time lag of receiving the billing statements from the third party mobile operators, for revenues recorded based on the billing statements from the third party mobile operators, we have adopted a one month lag reporting policy. Such policy has been applied on a consistent basis. For the three months ended March 31, 2004 and 2003, we recorded $25.8 million and $9.2 million of revenues from our mobile value-added services, respectively. If we had not used the one month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $26.6 million and $10.3 million, respectively.

     Our other non-advertising revenues include fee-based services such as paid search and directory listings, virtual ISP, paid email services as well as e-commerce and other enterprise services. For the three months ended March 31, 2004, the increase in our other non-advertising revenues was primarily due to the increase in our revenues for paid search services and directory listings. For the three months ended March 31, 2004, revenues from paid search and directory listings amounted to $1.3 million, as compared to $0.4 million for the same period in 2003.

Cost of revenues

	Three months ended March 31,
	2004	2003	Growth
	(unaudited, in U.S. dollars, in thousands, except percentages)
Cost of revenues:
Advertising	$4,332	$2,840	53%

Non-advertising
Mobile value-added services	7,977	3,032	163%
Other	217	235	(8%)

Non-advertising	8,194	3,267	151%

Total cost of revenues	$12,526	$6,107	105%

     Our cost of revenues was $12.5 million for the three months ended March 31, 2004, representing an increase of 105% as compared to the same period in 2003.

     Advertising. Our cost of advertising revenues was $4.3 million and $2.8 million for the three months ended March 31, 2004 and 2003, respectively. Our cost of advertising revenues consists mainly of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes relating to advertising sales in the PRC. The business taxes levied on advertising sales were approximately 8.3% of the advertising revenues. The period-to-period increase in cost of advertising from the three months ended March 31, 2003 to the three months ended March 31, 2004 was due to an increase in web production cost driven by an increase in web production personnel and content fees as well as an increase in business taxes associated with higher advertising revenues.

     Non-advertising. Our cost of non-advertising revenues was $8.2 million and $3.3 million for the three months ended March 31, 2004 and 2003, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, equipment depreciation expenses and costs for providing our enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in the PRC. The period-to-period increase in cost of non-advertising revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 was mainly due to the increase in fees to mobile operators and third party content providers as well as an increase in business taxes associated with higher non-advertising revenues in the PRC. Business taxes levied on mobile value-added service are at 3% of mobile related revenues and at 5% for other non-advertising revenues. For the three months ended March 31, 2004, non-advertising costs included $7.4 million of fees retained by or paid to mobile operators and third party content providers as compared to $2.6 million for the same period in 2003.

Gross profit margins

	Three months ended March 31,
	2004	2003
	(Unaudited, percentages)
Gross profit margins:
Advertising	67%	61%
Non-advertising
Mobile value-added services	69%	67%
Other	91%	86%
Non-advertising	71%	70%
Overall	70%	66%

     Our overall gross profit margin increased from 66% for the three months ended March 31, 2003 to 70% for the three months ended March 31, 2004. Both our advertising and non-advertising activities contributed to the improvement in gross profit margins.

     Advertising. Our gross profit margins for advertising revenues increased from 61% for the three months ended March 31, 2003 to 67% for the three months ended March 31, 2004. The increase in gross profit margins was primarily due to the increase in advertising revenues at a faster rate than the increase in the costs associated with our web site production.

     Non-advertising. Our gross profit margins for non-advertising revenues increased from 70% for the three months ended March 31, 2003 to 71% for the three months ended March 31, 2004. This increase was driven by improvements in gross profit margins for our mobile value-added service revenue. Our gross profit margins for mobile value-added services revenue increased from 67% for the three months ended March 31, 2003 to 69% for the three months ended March 31, 2004. The improvement was primarily due to a decrease in business tax rate levied on mobile value-added service revenues from 5% to 3% in China.

Operating expenses

	Three months ended March 31,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues
	(unaudited, in thousands, except percentages)
Sales and marketing expenses	$7,098	17%	$4,461	25%
Product development expenses	$1,974	5%	$1,495	8%
General and administrative expenses	$3,215	8%	$2,265	13%

Sales and marketing expenses

     Our sales and marketing expenses were $7.1 million or 17% of total net revenues for the three months ended March 31, 2004, compared to $4.5 million or 25% of total net revenues for the same period in 2003. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount from the three months ended March 31, 2003 to the three months ended March 31, 2004 was due to an increase in sales commission expenses for advertising sales and increased promotion expenditures for mobile value-added services. The period-to-period decrease in sales and marketing expenses as a percentage of total net revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to the rapid growth of revenues. We believe that investment in sales and marketing is critical to our revenue growth and expect these expenses to increase in absolute dollar amount in the near future.

Product development expenses

     Our product development expenses were $2.0 million or 5% of total net revenues for the three months ended March 31, 2004, compared to $1.5 million or 8% of total net revenues in the same period in 2003. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs related to the development of our mobile services related and web-based products. The period-to-period increase in product development expenses in the absolute dollar amount from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to increase in headcounts and the investment in new products. The period-to-period decrease in product development expenses as a percentage of total net revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to an increase in labor productivity as well as the rapid growth of revenues. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

General and administrative expenses

     Our general and administrative expenses were $3.2 million or 8% of total net revenues for the three months ended March 31, 2004, compared to $2.3 million, or 13% of total net revenues for the same period in 2003. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The period-to-period increase in the absolute dollar amount from the three months ended March 31, 2003 to the three months ended March 31, 2004 was mainly due to an increase in expenses paid for transferring economic benefits generated from our VIEs in the PRC to our subsidiaries. For the three months ended March 31, 2004, such expenses amounted to $1.1 million as compared to $0.3 million for the same period of 2003. The period-to-period decrease as a percentage of total net revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily due to the rapid growth of revenues. We expect that our general and administrative expenses will continue to increase in absolute dollar amount in the near future. However, we do not expect the expenses as a percentage of total net revenues to vary significantly in the near future.

Amortization of intangible assets

     Amortization of intangible assets of $0.5 million for the three months ended March 31, 2004 related to our acquisition of Memestar, Bravado and Crillion. Amortization of intangible assets of $0.5 million for the three months ended March 31, 2003 related to our acquisition of Memestar and Techur.

     As of March 31, 2004, the net carrying amount of our intangible assets mainly includes content provision contracts, hotel reservation contracts, customer list, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding four years is as follows: nine months ending December 31, 2004: $2.4 million; years ending December 31, 2005, 2006 and 2007: $2.1 million, $0.8 million and $0.2 million, respectively.

Interest income

     Interest income was $1.2 million for the three months ended March 31, 2004 as compared to $0.4 million for the same period in 2003. The increase in interest income was resulted from a higher balance of cash and cash equivalent and short-term investments during the period. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. The amortization expense was $0.2 million for the three months ended March 31, 2004.

Loss on equity investments

     Our loss on equity investment for the three months ended March 31, 2004 and 2003 were mainly related to our investment in the Shanghai NC-SINA joint venture.

Provision for income taxes

     We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including PRC, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations for the three months ended March 31, 2004.

     We generated substantially all our net income from our PRC operations for the three months ended March 31, 2004. Our PRC operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We expect that based on our current operating and tax structure in the PRC, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in the PRC and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates can be increased to as high as 33%.

     Our operations in the PRC were profitable on an overall basis for the three months ended March 31, 2004 and we had recorded income tax provisions in the amount of $0.8 million for the three months ended March 31, 2004 relating to our PRC operations.

     Due to our operating and tax structures in the PRC, we have entered into technical and other service agreements between our subsidiaries and our VIEs in the PRC pursuant to which our subsidiaries provide technical and other services to our VIEs in exchange for substantially all net income of these VIEs. We incur 5% business tax when our subsidiaries receive the fees from the VIEs which we include in our operating expenses as cost of transferring economic benefit generated from these VIEs. We believe that the terms of such service agreements are in compliance with the laws in the PRC. Some of these agreements were reviewed by the tax authorities in the PRC in the past and no comments were raised. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in the PRC, it is possible that tax authorities in the PRC might challenge the transfer prices that we used for the related party transactions among our entities in the PRC in the future.

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

     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the two consecutive fiscal quarters ended December 31, 2003 and March 31, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) during the quarter ending June 30, 2004.

     As of March 31, 2004, we did not receive any request for conversion of the Notes to SINA ordinary shares. Upon conversion in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.

     We are parties to various lease agreements for our office premises in the PRC, the United States of America, Hong Kong and Taiwan. The obligations for the rental expenses under these operating leases were totaling $3.2 million as of March 31, 2004, and are expected to be $1.3 million, $0.9 million, $0.7 million and $0.3 million for the years ending December 31, 2004, 2005, 2006 and 2007, respectively.

     As of March 31, 2004, we had $238.1 million in cash and cash equivalents and short-term investments to meet the future requirements on our operating, investing and financing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Three months ended March 31
	2004	2003
	(In thousands)
Net cash provided by operating activities	$19,637	$3,751
Net cash used in investing activities	(44,739)	(19,357)
Net cash provided by financing activities	7,628	697

Net decrease in cash and cash equivalents	(17,474)	(14,909)
Cash and cash equivalents at beginning of period	158,148	53,262

Cash and cash equivalents at end of period	$140,674	$38,353

Operating activities

     Net cash provided by operating activities for the three months ended March 31, 2004 was $19.6 million, including cash received from sales of approximately $36.3 million. Net cash provided by operating activities was primarily attributable to our net income of $16.0 million, adjusted by non-cash related expenses of $2.3 million and a net increase in working capital items of $1.3 million. Of the working capital changes, the increase in accrued liabilities of $6.9 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in account receivables of $5.2 million (net of acquisition) mainly resulted from an increase in our net revenues, especially our mobile value-added services during the three months ended March 31, 2004. To a lesser extent, the increase in accounts receivable was due to slower collection of receivables related to mobile value-added services in the three months ended March 31, 2004 as compared to the three months ended December 31, 2003. As most of receivables related to mobile value-added services as of March 31, 2004 were confirmed by mobile operators, we believe that the slower collection of such receivable is mainly a timing issue.

     Net cash provided by operating activities for the three months ended March 31, 2003 was $3.8 million, including cash receipts from sales of approximately $17.0 million. Net cash provided by operating activities was primarily attributable to our net income of $3.4 million, adjusted by non-cash related expenses of $2.4 million and a net decrease in working capital items of $2.0 million. Of the working capital changes, the increase in account receivables of $1.9 million was primarily resulted from the increase in our net revenues, especially our mobile value-added services during the three months ended March 31, 2003.

     The period-to-period increase in net cash provided by operating activities from the three months ended March 31, 2003 to the three months ended March 31, 2004 was primarily attributable to the significant increase in cash received from sales without significant expansion of our operating expenses in the PRC.

Investing activities

     Net cash used in investing activities for the three months ended March 31, 2004 was $44.7 million. This was primarily due to the purchase of equipment of $2.1 million, business acquisitions (net of cash acquired) of $8.7 million, deposit for business acquisition of $6.3 million and purchase of short-term investments of $27.3 million.

     Net cash used in investing activities for the three months ended March 31, 2003 was $19.4 million. This was primarily due the purchase of equipment of $0.9 million, acquisition of Memestar (net of cash acquired) of $7.9 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $7.7 million.

Financing activities

     Net cash provided by financing activities for the three months ended March 31, 2004 and 2003 were $7.6 million and $0.7 million, respectively, both representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

Contractual Obligations

     The following table sets forth our contractual obligations as of March 31, 2004:-

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
			(In thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	3,227	1,319	1,597	311	—
Purchase and other obligations	47,374	45,271	2,103	—	—
Other long-term liabilities	2,265	—	1,345	920	—

Total contractual obligations	$152,866	$46,590	$5,045	$101,231	$—

     Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 14 — “Convertible debts” in the Financial Statements for further information. Operating lease obligations include the commitments under the lease agreements for our office premises. Purchase obligations mainly include the commitments for Internet connection fees associated with web site production, content fees associated with web site production and mobile value-added services, advertising serving services, advertising tracking services and marketing activities. Other long-term liabilities mainly include outstanding considerations for our business acquisition and investment in joint venture.

     We are also obligated to pay contingent considerations on our acquisitions of Bravado and Crillion in addition to the initial considerations. The contingent consideration of Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieved certain earning targets for 2004. The contingent considerations of Crillion acquisition are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times of 2004 and 2005 earnings basis respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     Apart from the above, we did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of March 31, 2004.

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

     We recorded a net income of approximately $16.0 million for the three months ended March 31, 2004. However, as of March 31, 2004, we had an accumulated deficit of approximately $67.0 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     For the three months ended March 31, 2004, advertising revenue constituted 32% of our total net revenue and our advertising revenue grew from approximately $7.3 million for the three months ended March 31, 2003 to approximately $13.1 million for the three months ended March 31, 2004. Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

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

     The majority of our recent revenue growth was from the development of our mobile value-added services. Our revenues from mobile value-added services accounted for 91% of our total non-advertising revenues for the three months ended March 31, 2004, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our mobile value-added services, at a sufficient rate, our revenue growth could be negatively affected.

     Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“China Unicom”) and its subsidiaries. We have established cooperation arrangements with China Mobile and China Unicom and their subsidiaries. As of April 30, 2004, we had entered into cooperation and revenue sharing contracts with 29 provincial and local subsidiaries of China Mobile and 11 provincial subsidiaries of China Unicom for various mobile value-added services. The term of these contracts is generally for one year with a few exceptions in which the term is for six months or for two years. The contract is typically renewed on an annual basis.

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

     Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the three months ended March 31, 2004, on average we received 78% of the amount we charged to our users from China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the three months ended March 31, 2004, on average we received 70% of the amount we charged to our users from China Unicom platform after China Unicom deducted the fees for collection and transmission.

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

     China Mobile and China Unicom could change their operating policy at any time, which might result in discontinuation of some our mobile value added services, which in turn, could result in material reduction of our revenues derived from mobile value-added services. In April 2003, China Mobile announced or reinforced the policy which prohibited utilizing its billing gateway for services that are not directly related to the mobile value-added service and prohibited billing for monthly services that have not been used by a subscriber for more than three months. These policy changes did not have a material impact on our mobile value-added services revenues but did have an impact on our planned product offerings in the subsequent periods. In July 2003, China Mobile disallowed mobile value-added service providers from utilizing third party web sites which do not possess ICP license or Web Union to promote their mobile value-added service products. Our online promotions for our mobile value-added services were mainly relying on our own web sites and hence the Web Union issue did not have a significant impact on us.

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

     Further if China Mobile’s or China Unicom’s systems encounter technical problems or they refuse to cooperate with us, our mobile value-added services offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results. China Mobile and its subsidiaries have recently started transitioning mobile value-added service providers to a new billing platform and they will require us to switch to the new billing platform in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in higher failure rate for fee collection from our users or make it more difficult for us to recruit new users and hence reduce our revenues from mobile value-added services significantly.

     In the past, China Mobile and China Unicom have imposed penalties on mobile value-added service providers for violating certain operating policies relating to mobile value-added services. In some cases, they stopped making payments to certain service providers for a particular month for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for. In the future, if China Mobile or China Unicom were to impose more severe penalties on us for policy violations, our revenues from mobile value-added services may be negatively impacted for the period when such penalties are imposed.

     We are relying on new mobile value-added services such as MMS, IVR and WAP for a significant part of our future revenue growth for mobile value-added services, but we are not certain that revenues from these services will become a significant portion of our total mobile value-added service revenues.

     Our mobile value-added service offerings include SMS, MMS, IVR and WAP. In the three months ended March 31, 2004, we saw significant increase in revenues from MMS, IVR and WAP services. These services accounted for approximately 7% of our total mobile value-added service revenues for the three months ended March 31, 2004 as compared to 2% in the previous three months. We are relying on the growth of these services to drive a significant part of our revenue growth in mobile value-added services in future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services comparing to SMS services. We are not certain that revenues from these services will become a significant portion of our total mobile value-added service revenues.

     Our investment in online game, travel and online auctions may not be successful.

     Online game and travel are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online game; we recently acquired Bravado Investment Limited to enter into the online travel business in the PRC. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

     We recently entered into a joint venture agreement with Yahoo! to provide online auctions in the PRC. The market for these services is unproven in the PRC and we currently have no experience in this industry.

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

     Approximately 62% of our net revenues for the three months ended March 31, 2004 were from our mobile value-added services. The competition among providers of these services is highly competitive. A large number of independent mobile value-added service providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer mobile value-added services which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion Corporation to enhance our products and our market share in the mobile value-added service market in the PRC. If we are unable to compete and grow our mobile value-added service business, the payments that we are required to make under this agreement, or in our other investments in this area, could adversely affect our results of operations and profitability.

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

     As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a mobile value-added service company, in January 2004 we entered into a joint venture agreement with Yahoo! to start an online auction business in China, in February 2004 we acquired Bravado, an online and offline hotel booking service company, and in March 2004 we acquired Crillion, a mobile value-added services company. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly.

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

     You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

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

     We expanded rapidly in 2003 and 2004 by acquiring two new mobile value-added services providers and one online and offline hotel booking company, and entering into two new joint ventures, including the Yahoo! joint venture. These new business and joint ventures provide various services such as mobile value-added services, online and offline hotel booking, and online auctions. We anticipate significant continued expansion of our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other web sites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations.

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

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	We only have contractual control over our web site in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, mobile value-added services or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, gives rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effect on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective

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

     Because PRC regulations restrict our ability to provide Internet content, mobile value-added services and advertising services directly in China, we are dependent on our variable interest entities in which we have little or no equity ownership interest and must reply on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the variable interest entities could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the variable interest entities would always act in the best interests of SINA, especially if they leave the SINA.

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

     In the area of web-based services, we have contracted with Google for integrated web search technology to complement our directory and navigational guide, and with various third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.

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

     We generated substantially all our net income from our China operations for the three months ended March 31, 2004. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates for the PRC operation can be increased to as high as 33%.

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

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the three months ended March 31, 2004, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $35.96 to $48.25 and the sale price of our ordinary shares closed at $28.40 on May 5, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

     We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including BSIT, Star-Village.com (Beijing) Internet Technology Limited, Beijing New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd. and others; and our variable interest entities. As a result, we depend on dividend payments from our subsidiaries in China for our revenues after they receive payments from our variable interest entities in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those variable interest entities. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of March 31, 2004, we had unrealized losses of $0.3 million included in accumulated other comprehensive loss in shareholders’ equity.

     Our convertible bonds issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollar and therefore there is no interest or foreign currency exchange risk associated with the outstanding convertible bonds.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three months ended March 31, 2004 was not material to us.

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

     We had recorded $0.9 million of equity loss from this investment through September 30, 2002 so the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. During the three months ended March 31, 2004, we sold $0.2 million of our shares in this investment and obtained a gain of $59,000. The fair market value of this investment was $8.3 million as of March 31, 2004. We recorded $1.7 million of unrealized gains on this investment as a component of comprehensive income in shareholders’ equity for the three month ended March 31, 2004. We will continue monitor the developments of Sun Media closely. If fair market value continues to drop, we will need to recognize additional impairment charges in the future periods.

Item 4. Controls and procedures

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     On March 24, 2004, we completed the acquisition of all of the outstanding shares of Crillion Corp., a corporation organized under the laws of the British Virgin Islands (“Crillion”) from Darpin Holdings Ltd., Malando Inc., Kalin Enterprises Inc., Top Ace Assets Ltd., Golden Crown Assets Corp., Penligon Enterprises Holdings Corp., Regal Bond Assets Inc., Greenmore Assets Holdings Corp., and Unico Ventures Holdings Ltd. (the “Crillion Sellers”). In connection with the closing of such acquisition, we have issued to the Crillion Sellers an aggregate of 195,593 ordinary shares of SINA, par value $0.133 per share, as part of the initial consideration for the acquisition. The ordinary shares issued to Crillion Sellers were issued in a private placement without registration under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     On April 30, 2004, the Company issued a press release announcing the appointments of Xiaotao Chen and Songyi Zhang to its board of directors.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

10.1*	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

(b)	Reports on Form 8-K

     On February 3, 2004, the Company furnished a Current Report on Form 8-K to report the announcement of our financial results for the three month period ended December 31, 2003.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA CORPORATION

Dated: May 10, 2004

	By:	/s/ Charles Chao

Charles Chao Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

10.1*	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.