Form 10-Q
period 2004-06-30
SINA CORP
filed 2004-08-09
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the registrant’s ordinary shares as of August 5, 2004 was 50,376,333.

SINA CORPORATION

PART I  UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2004	2003
	(unaudited)	(audited)
	(in U.S. dollars, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$137,669	$158,148
Short-term investments	105,345	69,016
Accounts receivable, net of allowances for doubtful accounts of $1,393,000 and $1,577,000, respectively	29,578	17,606
Deferred tax assets	907	907
Prepaid expenses and other current assets	12,754	4,579

Total current assets	286,253	250,256
Investment in Sun Media Group	7,080	6,793
Property and equipment, net of accumulated depreciation of $16,304,000 and $13,719,000, respectively	12,010	8,646
Long-term investments	4,731	2,085
Intangible assets, net of accumulated amortization of $7,597,000 and $6,187,000 , respectively	4,520	569
Goodwill	28,812	18,091
Other assets	3,116	3,457

Total assets	$346,522	$289,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,347	$1,147
Accrued liabilities	29,433	27,442
Income taxes payable	2,949	1,801

Total current liabilities	34,729	30,390
Convertible Debt	100,000	100,000
Other long-term liabilities	2,265	—

Total liabilities	136,994	130,390

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000,000 shares authorized; 50,355,000 and 48,627,000 shares issued and outstanding	6,700	6,471
Additional paid-in capital	254,898	236,222
Ordinary shares subject to subsequent issuance: 0 and 177,000 shares	—	1,349
Accumulated deficit	(48,994)	(83,054)
Accumulated other comprehensive loss:
Unrealized loss on investment in marketable securities	(3,092)	(1,510)
Cumulative translation adjustments	16	29

Total shareholders’ equity	209,528	159,507

Total liabilities and shareholders’ equity	$346,522	$289,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net revenues:
Advertising	$15,512	$9,495	$28,630	$16,793
Non-advertising	33,683	16,492	61,953	27,308

	49,195	25,987	90,583	44,101

Cost of revenues:
Advertising	4,961	3,251	9,293	6,091
Non-advertising	9,336	4,855	17,530	8,122

	14,297	8,106	26,823	14,213

Gross profit	34,898	17,881	63,760	29,888

Operating expenses:
Sales and marketing	9,072	5,092	16,170	9,553
Product development	2,143	1,471	4,117	2,966
General and administrative	3,940	3,219	7,155	5,484
Amortization of intangible assets	926	414	1,410	919
Write-off of intangible assets	—	903	—	903

Total operating expenses	16,081	11,099	28,852	19,825

Income from operations	18,817	6,782	34,908	10,063
Interest income	1,080	655	2,300	1,056
Amortization of convertible debt issuance cost	(171)	—	(342)	—
Gain on investment in Sun Media Group	—	—	59	—
Loss on equity investments	(756)	(316)	(1,089)	(622)

Income before income taxes	18,970	7,121	35,836	10,497
Provision for income taxes	(952)	—	(1,776)	—

Net income	$18,018	$7,121	$34,060	$10,497

Basic net income per share	$0.36	$0.15	$0.69	$0.22

Diluted net income per share	$0.31	$0.14	$0.59	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares
	Ordinary Shares		Additional Paid-in	Subject to Subsequent
	Shares	Amount	Capital	Issuance
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349
Issuance of ordinary shares pursuant to stock plans	1,356	180	8,841	—
Business acquisition	372	49	9,835	(1,349)
Comprehensive income:
Net income	—	—	—	—
Unrealized loss on investments in marketable securities	—	—	—	—
Currency translation adjustments	—	—	—	—

Comprehensive income
Balances at June 30, 2004	50,355	$6,700	$254,898	$—

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Total
	Accumulated		Shareholders’	Comprehensive
	Deficit	Others	Equity	Income
Balances at December 31, 2003	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	—	—	9,021
Business acquisition	—	—	8,535
Comprehensive income:
Net income	34,060	—	34,060	$34,060
Unrealized loss on investments in marketable securities	—	(1,582)	(1,582)	(1,582)
Currency translation adjustments	—	(13)	(13)	(13)

Comprehensive income				$32,465

Balances at June 30, 2004	$(48,994)	$(3,076)	$209,528

				Ordinary
				Shares	Notes
	Ordinary Shares		Additional	Subject to	Receivable
			Paid-in	Subsequent	from
	Shares	Amount	Capital	Issuance	Shareholders
Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,050)
Issuance of Ordinary Shares pursuant to stock plans	956	126	1,719	—	—
Repayments of notes receivable from shareholders	—	—	—	—	900
Amortization of deferred stock-based compensation	—	—	—	—	—
Business acquisition	560	75	4,206	4,281	—
Comprehensive income:
Net income	—	—	—	—	—
Unrealized loss on investments in marketable securities	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—

Comprehensive income
Balances at June 30, 2003	47,462	$6,315	$229,283	$4,281	$(150)

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Total
	Deferred Stock	Accumulated		Shareholders’	Comprehensive
	Compensation	Deficit	Others	Equity	Income
Balances at December 31, 2002	$(554)	$(114,477)	$3,996	$117,387
Issuance of Ordinary Shares pursuant to stock plans	—	—	—	1,845
Repayments of notes receivable from shareholders	—	—	—	900
Amortization of deferred stock-based compensation	454	—	—	454
Business acquisition	—	—	—	8,562
Comprehensive income:
Net income	—	10,497	—	10,497	$10,497
Unrealized loss on investments in marketable securities	—	—	(8,025)	(8,025)	(8,025)
Currency translation adjustments	—	—	6	6	6

Comprehensive income					$2,478

Balances at June 30, 2003	$(100)	$(103,980)	$(4,023)	$131,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in U.S. dollars, in thousands)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$34,060	$10,497
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on equity investments	1,089	622
Loss on disposal of fixed assets	24	3
Depreciation	2,638	2,466
Stock-based compensation	—	454
Amortization of convertible debt issuance cost	342	—
Amortization of intangible assets	1,410	919
Write-off of intangible assets	—	903
Gain on sale of investment in Sun Media Group	(59)	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(8,045)	(3,635)
Prepaid expenses and other current assets	(1,202)	(2,010)
Other assets	16	62
Accounts payable	966	(365)
Income taxes payable	(62)	—
Accrued liabilities	2,494	2,813

Net cash provided by operating activities	33,671	12,729

Cash flows from investing activities:
Acquisition of property and equipment	(5,852)	(2,995)
Cash paid for business acquisition, net of cash acquired	(11,463)	(9,235)
Investments in joint ventures	(1,435)	(2,818)
Deposit for business acquisition	(6,282)	—
Purchase of short-term investments	(38,434)	(5,045)
Proceeds from sale of investment in Sun Media Group	295	—

Net cash used in investing activities	(63,171)	(20,093)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	9,021	1,845
Repayments of notes receivable from shareholders	—	900

Net cash provided by financing activities	9,021	2,745

Net decrease in cash and cash equivalents	(20,479)	(4,619)
Cash and cash equivalents at the beginning of the period	158,148	53,262

Cash and cash equivalents at the end of the period	$137,669	$48,643

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(12,980)	$(11,591)
Cash acquired	1,517	2,356

Cash paid for business acquisition, net	$(11,463)	$(9,235)

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(unaudited, in U.S. dollars, in thousands)

	Six months ended June 30,
	2004	2003
Supplemental disclosure of noncash significant activities:
Ordinary shares issued for business acquisition	$9,884	$4,281

Ordinary shares subject to subsequent issuance for business acquisition	$—	$4,281

Advertising services exchanged for equity interest in joint venture	$2,300	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in U.S. dollars, unaudited)

1. The Company and basis of presentation

     SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, SINA provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together these provide an array of services including region-focused online portals, mobile value-added services, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and six months ended June 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Recent accounting pronouncements

     In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

     In July 2004, the EITF issued a draft abstract for EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”). EITF 04-08 reflects the Task Force’s tentative conclusion that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. If adopted, the consensus reached by the Task Force in this Issue will be effective for reporting periods ending after December 15, 2004, the adoption of which did not have an impact on the Company’s calculation of earnings per share.

3. Variable interest entities

     The Company has adopted FASB Interpretation No. 46 (“FIN46”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No.51”. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The Company conducts substantially all its Internet content provision, advertising and mobile value-added services in the PRC via its VIEs in order to comply with the PRC laws and regulations. As of June 30, 2004, the Company has eight VIEs and the aggregate accumulated losses of these VIEs were approximately $6.6 million and have been reflected in the consolidated financial statements.

4. Short-term investments

     The Company’s short-term investment in marketable debt securities is classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or business acquisition purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities was $105.4 million as of June 30, 2004 and was $69.0 million as of December 31, 2003. During the three and six months ended June 30, 2004, respectively, the Company recorded $3.3 million and $2.1 million of unrealized loss on its marketable debt securities as a component of comprehensive income. During the three and six months ended June 30, 2003, respectively, the Company recorded $0.4 million and $0.2 million of unrealized loss on its marketable debt securities as a component of comprehensive income.

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

     The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified earnings in future period. The initial consideration of $1,836,414 is comprised of two elements: (a) $1,812,251 in cash; and (b) approximately $24,163 in legal and professional fees related to the acquisition. The contingent consideration is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004.

     The initial purchase price of $1,836,414 was allocated as follows (in thousands):

Cash	$64
Accounts receivable	82
Other assets	109
Intangible assets	895
Goodwill	824
Current liabilities	(138)

Purchase price	$1,836

     Amortizable intangible assets acquired, including hotel reservation contracts and non-competition arrangements with certain Bravado executives, have estimated useful lives ranging from twenty-eight to thirty-six months. The amortization expense for the three and six months ended June 30, 2004 was $93,000 and $155,000, respectively. Goodwill of $824,000 represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the six months ended June 30, 2004, no factors were presented indicating an impairment may have occurred. Immediately after the closing of the acquisition, the operating results of Bravado have been consolidated with those of the Company starting February 1, 2004.

     Crillion. In March, 2004, the Company completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing mobile value-added services in the PRC. The primary purposes of the acquisition were to enhance the Company’s mobile value-added services as well as increase its market share in the PRC mobile value-added services market.

     The aggregate purchase price is comprised of an initial consideration and two contingent considerations on achieving specified earnings in future periods. The initial consideration of $18,958,486 is comprised of three elements: (a) $9,898,785 in cash; (b) 195,593 newly issued SINA ordinary shares, valued at $8,534,701 at the time of closing, delivered at the closing of the acquisition; and (c) approximately $525,000 in legal and professional fees related to the acquisition. The two contingent considerations are based on

Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     The initial purchase price of $18,958,486 was allocated as follows (in thousands):

Cash	$1,453
Accounts receivable	3,845
Other assets	772
Intangible assets	4,466
Goodwill	9,898
Current liabilities	(1,475)

Purchase price	$18,959

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. The amortization expense for the three and six months ended June 30, 2004 was $0.6 million and $0.7 million, respectively. Goodwill of $9.9 million represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the six months ended June 30, 2004, no factors were presented indicating an impairment may have occurred. The purchase price allocation for Crillion acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion have been consolidated with those of the Company starting March 25, 2004.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Bravado and Crillion had occurred on January 1, 2003 (in thousands, except per share amounts):

	Three months ended		Six months ended
	June 30		June 30
	2004	2003	2004	2003
Net revenues	$49,195	$28,034	$95,645	$46,729
Net income	$18,018	$7,041	$35,545	$9,802
Basic earnings per share	$0.36	$0.15	$0.71	$0.21
Diluted earnings per share	$0.31	$0.14	$0.61	$0.19

6. Intangible assets

     The following table summarizes the intangible assets acquired from Bravado and Crillion:

	Carrying value	Estimated useful lives
	(In thousands)	(Months)
Bravado:
Non-competition arrangements	$121	36
Hotel reservation contracts.	774	28

	$895

Crillion:
Non-competition arrangements	$1,891	36
Customer list	$2,494	16
Content provision contracts.	81	20

	$4,466

7. Investment in Sun Media Group

     The investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. During the three months ended March 31, 2004, the Company sold $0.2 million of this investment and obtained a gain of $59,000. The realized gain was recorded as gain on investment in Sun Media Group for the three months ended March 31, 2004. The fair market value of this investment was $7.1 million as of June 30, 2004 but declined to $3.7 million as of August 5, 2004. If the decrease in fair market value continues, the Company will need to recognize impairment charges in the future periods. The Company recorded $1.2 million of unrealized loss and $0.5 million of unrealized gain on this investment, respectively, as a component of comprehensive income for the three and six months ended June 30, 2004. The Company recorded $5.2 million and $7.8 million of unrealized loss on this investment, respectively, as a component of comprehensive income for the three and six months ended June 30, 2003.

8. Income taxes

     The Company is registered in Cayman Islands and has operations in four tax jurisdictions including the PRC, the United States of America, Hong Kong and Taiwan. Taiwan is a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded income tax provisions or benefits for these locations as of June 30, 2004. The Company generated substantially all its net income from its PRC operations for the three and six months ended June 30, 2004 and the Company had recorded income tax provisions for the three and six months ended June 30, 2004.

     The components of income before income taxes are as follows:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except percentages)
Loss subject to non PRC operations	$(1,544)	$(2,296)	$(2,418)	$(4,691)
Income subject to the PRC operations	20,514	9,417	38,254	15,188

Income before taxes	$18,970	$7,121	$35,836	$10,497

Income tax expenses subject to non PRC operations	—	—	—	—
Effective tax rate for non PRC operations	—	—	—	—
Income tax expenses subject to the PRC operations	952	—	1,776	—
Effective tax rate for the PRC operations	4.6%	—	4.6%	—

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

     The provision for income taxes for the three and six months ended June 30, 2004 and 2003 differs from the amount computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The increase in effective tax rate to 5% for both the three and six months ended June 30, 2004 as compared to the same periods in 2003 was primarily due to the increase in net income generated from certain of the Company’s taxable entities.

9. Earnings per share

     Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Numerator:
Net income	$18,018	$7,121	$34,060	$10,497
Amortization of convertible debt issuance cost	171	—	342	—

Net income used in computing diluted earnings per share	$18,189	$7,121	$34,402	$10,497

Denominator:
Weighted average ordinary shares outstanding	50,257	47,101	49,871	46,750
Weighted average ordinary shares to be issued for business acquisition	—	560	—	467

Shares used in computing basic earnings per share	50,257	47,661	49,871	47,217

Weighted average ordinary share equivalents:
Stock options	3,976	4,291	4,300	4,270
Unvested restricted shares	—	19	—	42
Convertible debt	3,877	—	3,877	—

	7,853	4,310	8,177	4,312

Shares used in computing diluted earnings per share	58,110	51,971	58,048	51,529

Basic earnings per share	$0.36	$0.15	$0.69	$0.22

Diluted earnings per share	$0.31	$0.14	$0.59	$0.20

10. Stock-based compensation

     The Company’s stock-based compensation plans include three stock option plans (collectively the “Stock Plans”) and an Employee Stock Purchase Plan (the “Purchase Plan”). The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by FASB Interpretation No. (“FIN”) 44 and Emerging Issues Task Force (“EITF”) No. 00-23 and complies with the disclosure provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure”. Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

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

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates or purchase dates for the awards under a method prescribed by SFAS No. 123, the Company’s earnings per share would have been adjusted to the pro forma amounts as follows:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income:
As reported	$18,018	$7,121	$34,060	$10,497
Added: Stock-based employee compensation expenses included in reported net income	—	210	—	454
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(33)	(27)	(66)	(53)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(3,447)	(1,397)	(5,329)	(2,011)

Pro forma	$14,538	$5,907	$28,665	$8,887

Diluted earnings per share:
As reported	$0.31	$0.14	$0.59	$0.20

Pro forma	$0.25	$0.11	$0.50	$0.17

11. Segment information

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

     The following is a summary of revenues and cost of revenues:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(In thousands, except percentages)
Revenues:
Advertising	$15,512	$9,495	$28,630	$16,793
Mobile value-added services	31,131	14,177	56,917	23,374
Other	2,552	2,315	5,036	3,934

	$49,195	$25,987	$90,583	$44,101

Cost of revenues:
Advertising	$4,961	$3,251	$9,293	$6,091
Mobile value-added services	9,097	4,540	17,074	7,572
Other	239	315	456	550

	$14,297	$8,106	$26,823	$14,213

Gross profit margins:
Advertising	68%	66%	68%	64%
Mobile value-added services	71%	68%	70%	68%
Other	91%	86%	91%	86%
Overall	71%	69%	70%	68%

     The following is a summary of the Company’s geographic operation:

	U.S.	The PRC	Hong Kong	Taiwan	Total
	(In thousands)
Three months ended and as of June 30, 2004:
Revenue	$548	$47,921	$485	$241	$49,195
Long-lived assets	46	11,229	143	592	12,010
Three months ended and as of June 30, 2003:
Revenues	$606	$24,521	$431	$429	$25,987
Long-lived assets	178	6,827	285	1,096	8,386
Six months ended and as of June 30, 2004:
Revenues	$1,130	$87,963	$936	$554	$90,583
Long-lived assets	46	11,229	143	592	12,010
Six months ended and as of June 30, 2003:
Revenues	$1,205	$41,028	$1,044	$824	$44,101
Long-lived assets	178	6,827	285	1,096	8,386

12. Concentration of credit risk and major customers

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

     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. As of June 30, 2004, approximately 96% of the accounts receivables, net, were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and six months ended June 30, 2004 and 2003. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of June 30, 2004 and December 31, 2003. For its mobile value-added services operations in the PRC, the Company contracts with third party mobile operators, China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and China Unicom Co., Ltd (“China Unicom”) and its subsidiaries, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. Mobile value-added services fees charged to users via these third party mobile operators accounted for 63% of the Company’s net revenues for both the three and six months ended June 30, 2004, respectively, and 55% and 53% of the Company’s net revenues for the three and six months ended June 30, 2003, respectively. Accounts receivable from these third party mobile operators represent mobile value-added services fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically the Company has not had any significant direct write off of bad debts.

     The following table summarizes accounts receivable concentration from the Company’s significant accounts receivable:

	% of total accounts receivable, net
Customer	As of June 30, 2004	As of December 31, 2003
China Mobile and its subsidiaries	50%	45%
China Unicom and its subsidiaries	10%	5%

     The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company’s business and operating results. The Company relies on a number of third-party suppliers for various other services, including web server hosting, banner advertising delivery software, Internet traffic measurement software and transmission and billing of mobile value-added services. Any failure of these suppliers to provide services to the Company or any termination of these services with the Company could have a material adverse effect on the Company’s business and operating results.

     The majority of the Company’s revenues derived and expenses and liabilities incurred were in Chinese renminbi. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC.

13. Convertible debt

     As of June 30, 2004, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

     One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the two consecutive fiscal quarters ended March 31, 2004 and June 30, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) during the quarter ending September 30, 2004. As of June 30, 2004, the Company did not receive any request for conversion of the Notes to SINA ordinary shares.

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

14. Commitments and contingencies

     The following table sets forth the contractual commitments and obligations of the Company as of June 30, 2004:

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(In thousands)
Contractual obligations:
Long-term debt obligations.	$100,000	$—	$—	$100,000	$—
Operating lease obligations	7,038	2,338	4,245	455	—
Purchase obligations	40,492	38,581	1,911	—	—
Other long-term liabilities	2,265	—	1,345	920	—

Total contractual obligations	$149,795	$40,919	$7,501	$101,375	$—

     Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 13 – “Convertible debts” for further information. Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. Purchase obligations mainly include the commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and mobile value-added services, advertising serving services, advertising tracking services and marketing activities. Other long-term liabilities mainly include outstanding considerations for the Company’s business acquisition and investment in joint venture.

     Besides the above contractual obligations, the Company is also obligated to pay contingent considerations on its acquisitions of Bravado and Crillion in addition to the initial considerations. The contingent consideration of Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earning targets for 2004. The contingent considerations of Crillion acquisition are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     Apart from the above, the Company did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of June 30, 2004.

15. Subsequent events

     In July, the Company announced its agreement to acquire Davidhill Capital Inc. and its instant messaging technology platform. The instant messaging technology platform allows users to communicate in real-time over the Internet and mobile phone networks, via text messages, images and voice. The instant messaging technology platform also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services. The Company paid $15 million in cash and will pay additional contingent payment of up to $21 million in cash and SINA ordinary shares in the next year based on growth performance levels.

     At the end of July 2004, China Mobile informed the Company that its IVR service with China Mobile had been temporarily suspended due to the violation of certain China Mobile’s operating policies relating to IVR service. The Company is in the process of reviewing its IVR service with China Mobile. The Company is not certain that its IVR service with China Mobile can be restored in the near future. Even if its IVR service with China Mobile is restored in the near future, the Company cannot be sure that China Mobile will not impose monetary penalties against it. If the Company cannot restore its IVR service with China Mobile in the near future or if China Mobile imposes monetary penalties against the Company, revenues from mobile value-added service and net income for September quarter and future quarters will be negatively impacted. Revenues from IVR service with China Mobile accounted for approximately 7% of the revenues from mobile value-added services or approximately 4% of the total revenues for the quarter ended June 30, 2004.

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

Overview

     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together these provide an array of services including region-focused online portals, mobile value-added services, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.

     Our focus of business is our operation in the PRC where we derived approximately 97% of our net revenues for both the three and six months ended June 30, 2004.

     From 1999 to 2001, our growth was mainly driven by online advertising business and revenues from online advertising accounted for a majority of our total revenues. We began offering mobile value-added services under arrangements with third party mobile operators in the PRC in late 2001 and have since experienced significant growth in mobile value-added services revenues. Our advertising revenues and mobile value-added services revenues accounted for 32% and 63%, respectively, of our net revenues for both the three and six months ended June 30, 2004. We expect they will continue to be the major sources of our revenues in the near future. With the recent development in our travel and hotel booking services, we had a new stream of revenues during the three and six months ended June 30, 2004. However, such revenue did not constitute a significant portion of our current revenues and is not expected to constitute a significant portion of our revenues in the near future in view of the relatively undeveloped and competitive hotel booking market in the PRC.

     Acquisitions and investments

     In January 2004, we formed a joint venture with Yahoo! to provide online auction in the PRC. In February 2004, we acquired Bravado Investments Limited (“Bravado”) to enter the PRC online travel market. In March 2004, we acquired Crillion Corporation (“Crillion”) to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. In July 2004, we agreed to acquire Davidhill Capital Inc. and its instant messaging technology platform. The instant messaging technology platform allows users to communicate in real-time over the Internet and mobile phone networks, via text messages, images and voice. The instant messaging technology platform also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services.

Critical accounting policies and estimates

     Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe critical accounting policies as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 reflect the more significant judgments and estimates used in preparation of our financial statements. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and six months ended June 30, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

Results of operations

Three and six months ended June 30, 2004 and 2003

Net revenues

	Three months ended June 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth
	(unaudited, in thousands, except percentages)
Net Revenues
Advertising	$15,512	32%	$9,495	36%	63%

Non-advertising
Mobile value-added services	31,131	63%	14,177	55%	120%
Other	2,552	5%	2,315	9%	10%

Non-advertising	33,683	68%	16,492	64%	104%

Total net revenues	$49,195	100%	$25,987	100%	89%

	Six months ended June 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth
	(unaudited, in thousands, except percentages)
Net Revenues
Advertising	$28,630	32%	$16,793	38%	71%

Non-advertising
Mobile value-added services	56,917	63%	23,374	53%	144%
Other	5,036	5%	3,934	9%	28%

Non-advertising	61,953	68%	27,308	62%	127%

Total net revenues	$90,583	100%	$44,101	100%	105%

     Our net revenues were $49.2 million and $90.6 million for the three and six months ended June 30, 2004, respectively, representing growth of 89% and 105% as compared to the same periods in 2003. Our advertising revenues for the three and six months ended June 30, 2004 grew by 63% and 71%, respectively, as compared to the same periods in 2003. Advertising revenues accounted for 32% of our net revenues for both the three and six months ended June 30, 2004, compared to 36% and 38% for the same periods in 2003. Our non-advertising revenues for the three and six months ended June 30, 2004 grew by 104% and 127%, respectively, as compared to the same periods in 2003. Non-advertising revenues accounted for 68% of our net revenues for both the three and six months ended June 30, 2004, compared to 64% and 62% for the same periods in 2003. The change in the composition of our net revenues was primarily driven by the increase in revenues from our mobile value-added services, which benefited from the growth in the PRC mobile value-added services market and the acquisition of companies in this market.

     Advertising. Our advertising revenues were $15.5 million and $28.6 million for the three and six months ended June 30, 2004, respectively, representing growth of 63% and 71% as compared to the same periods in 2003. The increase in our advertising revenues was primarily due to the growth in the number of advertisers as well as per advertiser spending in the PRC market as more advertisers began to accept the Internet as a medium for advertisement. For the three and six months ended June 30, 2004, advertising revenues from the PRC accounted for 94% and 93% of our total advertising revenues, respectively, compared to 89% and 87% of our total advertising revenues for the same periods in 2003. The number of advertising customers in the PRC was approximately 379 and 531 for the three and six months ended June 30, 2004, respectively, as compared to 273 and 383 for the same periods in 2003. Average revenues per advertising customer in the PRC were $38,000 and $50,000 for the three and six months ended June 30, 2004, respectively, as compared to $31,000 and $38,000 for the same periods in 2003.

     Non-advertising. Our non-advertising revenues were $33.7 million and $62.0 million for the three and six months ended June 30, 2004, respectively, representing growth of 104% and 127% as compared to the same period in 2003. The increases in non-advertising revenues were primarily driven by the growth in revenues from mobile value-added services in the PRC which represent 92% of our total non-advertising revenues for both the three and six months ended June 30, 2004, respectively, as compared to 86% of our total non-advertising revenues for both the same periods in 2003.

     Our mobile value-added services revenues for the three and six months ended June 30, 2004 were $31.1 million and $56.9 million respectively, representing growth of 120% and 144% as compared to the same periods in 2003. Our mobile value-added services revenues for the three and six months ended June 30, 2003 were $14.2 million and $23.4 million respectively. The growth was attributable to the acquisition of Crillion and introduction of new products. Our product offerings for mobile value-added services mainly include SMS, MMS, WAP and IVR. We launched SMS in late 2001, WAP services in December 2002, MMS in April 2003 and IVR services in December 2003. SMS is our primary mobile value-added service, contributing $26.0 million and $50.1 million revenue for the three and six months ended June 30, 2004, respectively. SMS revenue accounted for 84% and 88% of our mobile value-added services revenues for the three and six months ended June 30, 2004, respectively, as compared to nearly 100% of our mobile value-added services revenues for the same periods in 2003. The growth of SMS revenue in absolute amount was primarily attributable to the expansion of our acquisition of Crillion in March 2004. Due to the changes in regulatory environment and mobile operators’ policies, during the three months ended June 30, 2004, there was a decline in our SMS business excluding the results of Crillion. Although total SMS revenues including Crillion increased from $24.1 million for three months ended March 31, 2004 to $26.0 million for three months ended June 30, 2004, excluding the revenues from Crillion, our SMS revenues actually declined from $23.7 million for three months ended March 31, 2004 to $20.0 million for three months ended June 30, 2004. In view of the changes in regulatory environment and mobile operators’ policies, we do not expect a growth in SMS revenues for the coming quarters.

     New product offerings like WAP, MMS and IVR services in aggregate contributed approximately $5.1 million and $6.8 million of our mobile value-added services revenues for the three and six months ended June 30, 2004, respectively. They represent 16% and 12% of our mobile value-added services revenues for the three and six months ended June 30, 2004, respectively. They constituted a minimal portion of our mobile value-added services revenues for the same periods in 2003.

     At the end of July 2004, China Mobile informed us that our IVR service with China Mobile had been temporarily suspended due to the violation of certain China Mobile’s operating policies relating to IVR service. We are in the process of reviewing our IVR service with China Mobile. We are not sure that our IVR service with China Mobile can be restored in the near future. Even if our IVR service with China Mobile is restored in the near future, we cannot be sure that China Mobile will not impose monetary penalties against us. If we cannot restore our IVR service with China Mobile in the near future or if China Mobile imposes monetary penalties against us, our revenues from mobile value-added service and our net income for September quarter and future quarters will be negatively impacted. Our revenues from IVR service with China Mobile accounted for approximately 7% of our revenues from mobile value-added services or approximately 4% of our total revenues for the quarter ended June 30, 2004.

     For the month of June 2004, we had approximately 11.5 million unique paid users for our mobile value-added service. This compared to 12.5 million unique paid users, including the users from the acquisition of Crillion on a pro forma basis, for the month of March 2004.

     Our estimate of mobile value-added services revenue is based on our internal records of billings and transmissions for the month, adjusted by prior periods’ confirmation rates with the third party mobile operators, and further adjusted by prior periods’ discrepancies between our estimated revenue and actual revenue confirmed by the third party mobile operators. Historically, there were no significant true up adjustments to our estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the third party mobile operators to record revenues. Due to the time lag of receiving the billing statements from the third party mobile operators, for revenues recorded based on the billing statements from the third party mobile operators, we have adopted a one month lag reporting policy. Such policy has been applied on a consistent basis. For the three and six months ended June 30, 2004, we recorded $31.1 million and $56.9 million of revenues from our mobile value-added services, respectively. If we had not used the one month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $32.1 million and $58.7 million, respectively. For the three and six months ended June 30, 2003, we recorded $14.2 million and $23.4 million of revenues from our mobile value-added services, respectively. If we had not used the one month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $15.2 million and $25.5 million, respectively.

     Our other non-advertising revenues include fee-based services such as paid search and directory listings, virtual ISP, paid email services as well as e-commerce and other enterprise services. For the three and six months ended June 30, 2004, the increase in our other non-advertising revenues was primarily due to the increase in our revenues for paid search services and directory listings. For the three and six months ended June 30, 2004, revenues from paid search and directory listings amounted to $1.4 million and $2.7 million, respectively, as compared to $0.8 million and $1.2 million for the same periods in 2003.

Cost of revenues

	Three months ended June 30,
	2004	2003	Growth
	(unaudited, in U.S. dollars, in thousands, except percentages)
Cost of revenues:
Advertising	$4,961	$3,251	53%

Non-advertising
Mobile value-added services	9,097	4,540	100%
Other	239	315	(24%)

Non-advertising	9,336	4,855	92%

Total cost of revenues	$14,297	$8,106	76%

	Six months ended June 30,
	2004	2003	Growth
	(unaudited, in U.S. dollars, in thousands, except percentages)
Cost of revenues:
Advertising	$9,293	$6,091	53%

Non-advertising
Mobile value-added services	17,074	7,572	126%
Other	456	550	(17%)

Non-advertising	17,530	8,122	116%

Total cost of revenues	$26,823	$14,213	89%

     Our cost of revenues was $14.3 million and $26.8 million for the three and six months ended June 30, 2004, representing increases of 76% and 89% as compared to the same periods in 2003.

     Advertising. Our cost of advertising revenues was $5.0 million and $9.3 million for the three and six months ended June 30, 2004, respectively, as compared to $3.3 million and $6.1 million for the three and six months ended June 30, 2003, respectively. Our cost of advertising revenues consists mainly of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes relating to advertising sales in the PRC. The business taxes levied on advertising sales were approximately 8.3% of the advertising revenues. The period-to-period increase in cost of advertising from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was due to the increase in web production cost driven by an increase in web production personnel and content fees as well as an increase in business taxes associated with higher advertising revenues.

     Non-advertising. Our cost of non-advertising revenues was $9.3 million and $17.5 million for the three and six months ended June 30, 2004, respectively, as compared to $4.9 million and $8.1 million for the three and six months ended June 30, 2003, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, equipment depreciation expenses and costs for providing our enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-

advertising sales in the PRC. The period-to-period increase in cost of non-advertising revenues from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was mainly due to the increase in fees to mobile operators and third party content providers as well as an increase in business taxes associated with higher non-advertising revenues in the PRC. Business taxes levied on mobile value-added service are at 3% of mobile related revenues and at 5% for other non-advertising revenues. For the three and six months ended June 30, 2004, non-advertising costs included $8.4 million and $15.7 million of fees retained by or paid to mobile operators and third party content providers, respectively, as compared to $3.9 million and $6.6 million for the same periods in 2003.

Gross profit margins

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited, percentages)
Gross profit margins:
Advertising	68%	66%	68%	64%
Non-advertising
Mobile value-added services	71%	68%	70%	68%
Other	91%	86%	91%	86%
Non-advertising	72%	71%	72%	70%
Overall	71%	69%	70%	68%

     Our overall gross profit margin increased from 69% and 68% for the three and six months ended June, 2003, respectively, to 71% and 70% for the three and six months ended June 30, 2004, respectively. Both our advertising and non-advertising activities contributed to the improvement in gross profit margins.

     Advertising. Our gross profit margins for advertising revenues increased from 66% and 64% for the three and six months ended June 30, 2003, respectively, to 68% for both the three and six months ended June 30, 2004. The increase in gross profit margins was primarily due to the fact that advertising revenues increased at a faster rate than the increase in the costs associated with our web site production.

     Non-advertising. Our gross profit margins for non-advertising revenues increased from 71% and 70% for the three and six months ended June 30, 2003, respectively, to 72% for both the three and six months ended June 30, 2004. This increase was driven by improvements in gross profit margins for our mobile value-added service revenue. Our gross profit margins for mobile value-added services revenue increased from 68% for both the three and six months ended June 30, 2003 to 71% and 70% for the three and six months ended June 30, 2004, respectively. The improvement was primarily due to a decrease in business tax rate levied on mobile value-added service revenues from 5% to 3% in China.

Operating expenses

	Three months ended June 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues
	(unaudited, in thousands, except percentages)
Sales and marketing expenses	$9,072	18%	$5,092	20%
Product development expenses	$2,143	4%	$1,471	6%
General and administrative expenses	$3,940	8%	$3,219	12%

	Six months ended June 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues
	(unaudited, in thousands, except percentages)
Sales and marketing expenses	$16,170	18%	$9,553	22%
Product development expenses	$4,117	5%	$2,966	7%
General and administrative expenses	$7,155	8%	$5,484	12%

Sales and marketing expenses

     Our sales and marketing expenses were $9.1 million and $16.2 million or 18% and 18% of total net revenues for the three and six months ended June 30, 2004, respectively, compared to $5.1 million and $9.6 million or 20% and 22% of total net revenues for the same periods in 2003. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was due to an increase in sales compensation expenses associated with higher sales headcounts and an increase in promotion expenditures for mobile value-added services including the acquisition of Crillion. The period-to-period decrease in sales and marketing expenses as a percentage of total net revenues from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to the rapid growth of revenues. We believe that investment in sales and marketing is critical to our revenue growth and expect these expenses to increase in absolute dollar amount in the near future.

Product development expenses

     Our product development expenses were $2.1 million and $4.1 million or 4% and 5% of total net revenues for the three and six months ended June 30, 2004, respectively, compared to $1.5 million and $3.0 million or 6% and 7% of total net revenues for the same periods in 2003. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs related to the development of our mobile services and web-based products. The period-to-period increase in product development expenses in the absolute dollar amount from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to increase in headcounts and the investment in new products. The period-to-period decrease in product development expenses as a percentage of total net revenues from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to an increase in labor productivity as well as the rapid growth of revenues. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

General and administrative expenses

     Our general and administrative expenses were $3.9 million and $7.2 million or 8% and 8% of total net revenues for the three and six months ended June 30, 2004, respectively, compared to $3.2 million and $5.5 million or 12% and 12% of total net revenues for the same periods in 2003. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The period-to-period increase in the absolute dollar amount from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was mainly due to an increase in expenses paid for transferring economic benefits generated from our VIEs in the PRC to our subsidiaries. For the three and six months ended June, 2004, such expenses amounted to $1.4 million and $2.5 million, respectively, as compared to $0.3 million and $0.6 million for the same periods of 2003. The period-to-period decrease as a percentage of total net revenues from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 was primarily due to the rapid growth of revenues. We expect that our general and administrative expenses will continue to increase in absolute dollar amount in the near future. However, we do not expect the expenses as a percentage of total net revenues to vary significantly in the near future.

Amortization of intangible assets

     Amortization of intangible assets of $0.9 million and $1.4 million for the three and six months ended June 30, 2004, respectively, related to our acquisition of Memestar, Bravado and Crillion. Amortization of intangible assets of $0.4 million for the three months ended June 30, 2003 related to our acquisition of Memestar. Amortization of intangible assets of $0.9 million for the six months ended June 30, 2003 related to our acquisition of Memestar and Shanghai Techur Technology Developing Co., Ltd. (“Techur”).

     As of June 30, 2004, the net carrying amount of our intangible assets mainly includes content provision contracts, hotel reservation contracts, customer list, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding four years is as follows: six months ending December 31, 2004: $1.4 million; years ending December 31, 2005, 2006 and 2007: $2.1 million, $0.8 million and $0.2 million, respectively.

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

Interest income

     Interest income was $1.1 million and $2.3 million for the three and six months ended June 30, 2004, respectively, as compared to $0.7 million and $1.1 million for the same periods in 2003. The increase in interest income resulted from a higher balance of cash and cash equivalents and short-term investments during the period. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. The amortization expense was $0.2 million and $0.4 million for the three and six months ended June 30, 2004.

Loss on equity investments

     Our loss on equity investments for the three and six months ended June 30, 2004 were mainly related to our investment in the Shanghai NC-SINA joint venture and the joint venture with Yahoo!. Our loss on equity investments for the three and six months ended June 30, 2003 was mainly related to our investment in the Shanghai NC-SINA joint venture.

Provision for income taxes

     We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including PRC, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations for the three and six months ended June 30, 2004.

     We generated substantially all our net income from our PRC operations for the three and six months ended June 30, 2004. Our PRC operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We expect that based on our current operating and tax structure in the PRC, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in the PRC and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates can be increased to as high as 33%.

     Our operations in the PRC were profitable on an overall basis for the three and six months ended June 30, 2004 and we had recorded income tax provisions in the amount of $1.0 million and $1.8 million for the three and six months ended June 30, 2004 relating to our PRC operations.

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

     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the two consecutive fiscal quarters ended March 31, 2004 and June 30, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) above during the quarter ending September 30, 2004.

     As of June 30, 2004, we did not receive any request for conversion of the Notes to SINA ordinary shares. Upon conversion in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.

     In July 2004, we agreed to acquire Davidhill Capital Inc. and its instant messaging technology platform. We paid $15 million in cash and will pay additional contingent payment of up to $21 million in cash and SINA ordinary shares in the next year if certain performance criteria are met.

     As of June 30, 2004, we had $243.0 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating, investing and financing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Six months ended June 30
	2004	2003
	(In thousands)
Net cash provided by operating activities	$33,671	$12,729
Net cash used in investing activities	(63,171)	(20,093)
Net cash provided by financing activities	9,021	2,745

Net decrease in cash and cash equivalents	(20,479)	(4,619)
Cash and cash equivalents at beginning of period	158,148	53,262

Cash and cash equivalents at end of period	$137,669	$48,643

Operating activities

     Net cash provided by operating activities for the six months ended June 30, 2004 was $33.7 million, including cash received from sales of approximately $82.7 million. Net cash provided by operating activities was primarily attributable to our net income of $34.1 million, adjusted by non-cash related expenses of $5.4 million and a net decrease in working capital items of $5.8 million. Of the working capital changes, the increase in accrued liabilities of $2.5 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in accounts receivable of $8.1 million (net of acquisition) mainly resulted from an increase in our net revenues, especially our mobile value-added services during the six months ended June 30, 2004. To a lesser extent, the increase in accounts receivable was due to slower collection of receivables related to mobile value-added services in the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. As most of receivables related to mobile value-added services as of June 30, 2004 were confirmed by mobile operators, we believe that the slower collection of mobile related receivable is mainly a timing issue.

     Net cash provided by operating activities for the six months ended June 30, 2003 was $12.7 million, including cash receipts from sales of approximately $41.1 million. Net cash provided by operating activities was primarily attributable to our net income of $10.5 million, adjusted by non-cash related expenses of $5.4 million and a net decrease in working capital items of $3.2 million. Of the working capital changes, the increase in accounts receivable of $3.6 million primarily resulted from the increase in our net revenues, especially our mobile value-added services during the six months ended June 30, 2003.

     The period-to-period increase in net cash provided by operating activities from the six months ended June 30, 2003 to the six months ended June 30, 2004 was primarily attributable to the significant increase in cash received from sales without significant expansion of our operating expenses in the PRC.

Investing activities

     Net cash used in investing activities for the six months ended June 30, 2004 was $63.2 million. This was primarily due to the purchase of equipment of $5.9 million, business acquisitions (net of cash acquired) of $11.5 million, investment in joint ventures of $1.4 million, deposit for business acquisition of $6.3 million and purchase of short-term investments of $38.4 million.

     Net cash used in investing activities for the six months ended June 30, 2003 was $20.1 million. This was primarily due to the purchase of equipment of $3.0 million, acquisition of Memestar (net of cash acquired) of $9.2 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $5.1 million.

Financing activities

     Net cash provided by financing activities for the six months ended June 30, 2004 was $9.0 million, representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan. Net cash provided by financing activities for the six months ended June 30, 2003 was $2.7 million, representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $1.8 million and proceeds from the repayment of shareholders’ notes of $0.9 million.

Contractual Obligations

     The following table sets forth our contractual obligations as of June 30, 2004:-

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
			(In thousands)
Contractual obligations:
Long-term debt obligations.	$100,000	$—	$—	$100,000	$—
Operating lease obligations	7,038	2,338	4,245	455	—
Purchase obligations	40,492	38,581	1,911	—	—
Other long-term liabilities	2,265	—	1,345	920	—

Total contractual obligations	$149,795	$40,919	$7,501	$101,375	$—

     Long-term debt obligations represent the zero coupon convertible subordinated notes issued on July 7, 2003. Please see Note 13 – “Convertible debts” in the Financial Statements for further information. Operating lease obligations include the commitments under the lease agreements for our office premises. Purchase obligations mainly include the commitments for Internet connection fees associated with web site production, content fees associated with web site production and mobile value-added services, advertising serving services, advertising tracking services and marketing activities. Other long-term liabilities mainly include outstanding considerations for our business acquisition and investment in joint venture.

     Besides the above contractual obligations, we are also obligated to pay contingent considerations on our acquisitions of Bravado and Crillion in addition to the initial considerations. The contingent consideration of Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004. The contingent considerations of Crillion acquisition are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares.

     Apart from the above, we did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of June 30, 2004.

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

     We recorded a net income of approximately $18.0 million and $34.1 million for the three and six months ended June 30, 2004. However, as of June 30, 2004, we had an accumulated deficit of approximately $49.0 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     For both the three and six months ended June 30, 2004, advertising revenue constituted 32% of our total net revenue and our advertising revenue grew from approximately $9.5 million and $16.8 million for the three and six months ended June 30, 2003, respectively, to approximately $15.5 million and $28.6 million for the three and six months ended June 30, 2004, respectively. Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

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

Further, the expansion of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on the Internet if the third parties’ Internet advertising blocking software is widely used.

     We are relying on mobile value-added services for a significant portion of our future revenue, and we rely on China Mobile and China Unicom for service delivery and fee collection.

     The majority of our recent revenue growth was from the development of our mobile value-added services. Our revenues from mobile value-added services accounted for 92% of our total non-advertising revenues for both the three and six months ended June 30, 2004, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our mobile value-added services, at a sufficient rate, our revenue growth could be negatively affected.

     Our product offerings for mobile value-added services mainly include SMS, MMS, WAP and IVR. Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd (“China Unicom”) and its subsidiaries. We have established cooperation arrangements with China Mobile and China Unicom and their subsidiaries. As of July 31, 2004, we had entered into cooperation and revenue sharing contracts with 29 provincial and local subsidiaries of China Mobile and 11 provincial subsidiaries of China Unicom for various mobile value-added services. The term of these contracts is generally for one year with a few exceptions in which the term is for six months or for two years. The contract is typically renewed on an annual basis.

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

     Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the three and six months ended June 30, 2004, on average we received 78% and 78%, respectively, of the amount we charged to our users from China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the three and six months ended June 30, 2004, on average we received 76% and 73%, respectively, of the amount we charged to our users from China Unicom platform after China Unicom deducted the fees for collection and transmission.

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

     China Mobile and China Unicom could change their operating policy at any time, which might result in discontinuation of some of our mobile value added services, which in turn, could result in material reduction of our revenues derived from mobile value-added services. In April 2003, China Mobile announced or reinforced the policy which prohibited utilizing its billing gateway for services that are not directly related to the mobile value-added service and prohibited billing for monthly services that have not been used by a subscriber for more than three months. These policy changes did not have a material impact on our mobile value-added services revenues but did have an impact on our planned product offerings in the subsequent periods. In July 2003, China Mobile disallowed mobile value-added service providers from utilizing third party web sites which do not possess ICP license or Web Union to promote their mobile value-added service products. Our online promotions for our mobile value-added services were mainly relying on our own web sites and hence the Web Union issue did not have a significant impact on us.

     In addition to mobile operators, the Chinese Ministry of Information Industry (“MII”), the governing body of China’s mobile industry from time to time issues policies that regulate the business practices relating to mobile value-added services. During the quarter ended June 30, 2004, MII issued a notice to mobile operators including China Mobile and China Unicom. The notice required among other things that mobile operators and mobile value-added service providers to highlight the detail of service charge and the method of cancellation for mobile value-added service in their promotions; to seek confirmation from customers for services charged on monthly subscription basis, and to separate mobile value-added service charges in detail in the customer fee statement. China Mobile and China Unicom started to enforce these new policies on June 1, 2004. As part of the enforcement, China Mobile and China Unicom required mobile value-added service providers to seek double confirmations from customers for most of mobile value-added services charged on monthly subscription basis and to provide easier cancellation for existing monthly subscription services. Although it is difficult to quantify the exact impact of these new policies, in general they have made the recruitment of new users more difficult and increased the churn rate of existing services.

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

     Further, if China Mobile’s or China Unicom’s systems encounter technical problems or they refuse to cooperate with us, our mobile value-added services offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results. China Mobile and its subsidiaries have recently started transitioning mobile value-added service providers to a new billing platform. Certain of their provincial subsidiaries had required us to switch to this new billing platform recently. They will require us to switch to the new billing platform in other provinces in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in higher failure rate for fee collection from our users or make it more difficult for us to recruit new users and hence reduce our revenues from mobile value-added services significantly.

     In the past, China Mobile and China Unicom have imposed penalties on mobile value-added service providers for violating certain operating policies relating to mobile value-added services. In some cases, they stopped making payments to certain service providers for a particular month for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for. In the future, if China Mobile or China Unicom impose more severe penalty on us for policy violations, our revenues from mobile value-added services may be negatively impacted for the period when such penalties are imposed.

     At the end of July 2004, China Mobile informed us that our IVR service with China Mobile had been temporarily suspended due to the violation of certain China Mobile’s operating policies relating to IVR service. We are in the process of reviewing our IVR service with China Mobile. We are not sure that our IVR service with China Mobile can be restored in the near future. Even if our IVR service with China Mobile is restored in the near future, we cannot be sure that China Mobile will not impose monetary penalties against us. If we cannot restore our IVR service with China Mobile in the near future or if China Mobile imposes monetary penalties against us, our revenues from mobile value-added service and our net income for September quarter and future quarters will be negatively impacted. Our revenues from IVR service with China Mobile accounted for approximately 7% of our revenues from mobile value-added services or approximately 4% of our total revenues for the quarter ended June 30, 2004.

     We are relying on new mobile value-added services such as MMS, IVR and WAP as significant part of future revenue growth for mobile value-added services. We are not certain that revenues from these services will become a significant portion of our total mobile value-added service revenues.

     Our mobile value-added service offerings include SMS, MMS, IVR and WAP. In the three and six months ended June 30, 2004, we saw significant increase in revenues from MMS, IVR and WAP services. These services accounted for approximately 16% of our total mobile value-added service revenues for the three months ended June 30, 2004, as compared to 7% and 2% in the three months ended March 31, 2004 and December 31, 2003, respectively. We rely on the growth of these services as a significant part of our revenues growth in mobile value-added service in the future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services compared to SMS service. We are not certain that revenues from these services will become a significant portion of our total mobile value-added service revenues.

     Our investment in online game, travel and online auctions may not be successful.

     Online game, travel, online auctions and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online game, we acquired Bravado Investment Limited to enter into the online travel business in the PRC, we have formed a joint venture agreement with Yahoo! to provide online auctions in the PRC, and we recently entered into an agreement to acquire the Davidhill and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online game, travel, online auctions and instant messaging are Shanda, Ctrip, eBay/Eachnet and Tencent’s QQ. Our competitors in these areas tend to be more specialized in these specific markets, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

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

     Approximately 63% of our net revenues for both the three and six months ended June 30, 2004 were from our mobile value-added services. The competition among providers of these services is highly competitive. A large number of independent mobile value-added service providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer mobile value-added services which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion Corporation to enhance our products and our market share in the mobile value-added service market in the PRC. If we are unable to compete and grow our mobile value-added service business, the payments that we are required to make under this agreement, or in our other investments in this area, could adversely affect our results of operations and profitability.

     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new web sites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, eBay, Google and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations, that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

     In the areas of online game, travel, online auctions and instant messaging, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies focused on one sector and large, international companies that want to extend their businesses in the China market. The online game industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. In travel, our leading competitors are Ctrip and eLong. In online auctions, our leading competitors are Eachnet, which is wholly owned by eBay, and Taobao. The main competitors for our instant messaging service are Tencent’s QQ and Microsoft’s MSN Messenger. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. In addition, many of these companies are focused solely on one area of our business. As a result, such companies are able to devote all of their resources to this business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage against us with respect to these business areas.

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

     As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a mobile value-added service company, in January 2004 we entered into a joint venture agreement with Yahoo! to start an online auction business in China, in February 2004 we acquired Bravado, an online and offline hotel booking service company, in March 2004 we acquired Crillion, a mobile value-added services company, and in July 2004, we agreed to acquire Davidhill and its instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly.

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

     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. In addition, as a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

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

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	We only have contractual control over our web site in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, mobile value-added services or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, gives rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by Chinese Ministry of Information Industry (“MII”) on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

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

     Because PRC regulations restrict our ability to provide Internet content, mobile value-added services and advertising services directly in China, we are dependent on our variable interest entities in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the variable interest entities could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the variable interest entities would always act in the best interests of SINA, especially if they leave SINA.

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

     We generated substantially all our net income from our China operations for the three and six months ended June 30, 2004. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprise or for new technology enterprise, our effective tax rates for the PRC operation can be increased to as high as 33%.

     Underdeveloped telecommunications infrastructure has limited, and may continue to limit, the growth of the Internet market in China which, in turn, could limit our ability to grow our business.

     The telecommunications infrastructure in China is not well developed. Although private sector ISPs exist in China, almost all access to the Internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by China Telecom and China Netcom under the administrative control and regulatory supervision of MII. The underdeveloped Internet infrastructure in China has limited the growth of Internet usage in China. If the necessary Internet infrastructure is not developed, or is not developed on a timely basis, future growth of the Internet in China could be limited and our business could be harmed.

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

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the six months ended June 30, 2004, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $25.97 to $48.25 and the sale price of our ordinary shares closed at $24.38 on August 5, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

     We issued $100 million of zero coupon convertible subordinated notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. This conversion condition has already occurred during the quarter ended June 30, 2004 and therefore the notes are convertible into SINA ordinary shares during the quarter ending September 30, 2004. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of June 30, 2004, we had unrealized losses of $3.6 million included in accumulated other comprehensive loss in shareholders’ equity.

     Our convertible bonds issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollar and therefore there is no interest or foreign currency exchange risk associated with the outstanding convertible bonds.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three and six months ended June 30, 2004 was not material to us.

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

     We had recorded $0.9 million of equity loss from this investment through September 30, 2002 so the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. During the three months ended March 31, 2004, we sold $0.2 million of our shares in this investment and obtained a gain of $59,000. The fair market value of this investment was $7.1 million as of June 30, 2004. We recorded $1.2 million of unrealized loss and $0.5 million of unrealized gain on this investment, respectively, as a component of comprehensive income for the three and six months ended June 30, 2004. However, the fair market value of this investment declined to $3.7 million as of August 5, 2004. We will continue to monitor the developments of Sun Media closely. If fair market value continues to drop, we will need to recognize additional impairment charges in the future periods.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     On June 28, 2004, the Company held its Annual General Meeting of Shareholders. At the meeting, the shareholders elected as directors Daniel Chiang (with 40,783,898 shares voting for and 1,671,895 withheld), Ter Fung Tsao (with 41,407,860 shares voting for and 1,047,933 withheld), Song-Yi Zhang (with 41,378,860 shares voting for and 1,076,933 withheld) and Xiaotao Chen (with 41,371,360 shares voting for and 1,084,433 withheld).

     The term of office of each of the following directors continued after the Annual General Meeting of Shareholders: Pehong Chen, Lip-Bu Tan, Yichen Zhang, Yongji Duan and Yan Wang.

     The shareholders also ratified the appointment of PricewaterhouseCoopers as the independent auditors for the current fiscal year (with 42,397,111 shares voting for, 47,408 against, and 11,274 abstaining).

Item 5. Other Information

     On April 30, 2004, the Company issued a press release announcing the appointments of Xiaotao Chen and Songyi Zhang to its board of directors.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

10.1*	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 – 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

     (b) Reports on Form 8-K

     On April 7, 2004, the Company filed a Current Report on Form 8-K under Items 2 and 7 to report the announcement of our acquisition of Crillion Corporation.

     On April 27, 2004, the Company filed a Current Report on Form 8-K under Items 7 and 12 to report the announcement of our financial results for the three month period ended March 31, 2004.

     On June 7, 2004, the Company filed an Amendment No. 1 to the Current Report on Form 8-K filed on April 7, 2004 in order to submit the financial information required to be included in Items 7(a) and 7(b) of such Current Report on Form 8-K.

SIGNATURE

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SINA CORPORATION

Dated: August 9, 2004

	By:	/s/ Charles Chao

Charles Chao
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

10.1*	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.