Form 10-Q
period 2004-09-30
SINA CORP
filed 2004-11-09
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the registrant’s ordinary shares as of October 30, 2004 was 50,477,694.

SINA CORPORATION

PART I UNAUDITED FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2004	2003
	(unaudited)	(audited)
	(in U.S. dollars, in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$115,247	$158,148
Short-term investments	128,316	69,016
Accounts receivable, net of allowances for doubtful accounts of $1,670,000 and $1,577,000, respectively	42,879	17,606
Deferred tax assets	907	907
Prepaid expenses and other current assets	10,625	4,579

Total current assets	297,974	250,256
Investment in Sun Media Group	3,948	6,793
Property and equipment, net of accumulated depreciation of $17,789,000 and $13,719,000, respectively	14,539	8,646
Long-term investments	4,511	2,085
Intangible assets, net of accumulated amortization of $8,638,000 and $6,187,000 , respectively	14,259	569
Goodwill	33,085	18,091
Other assets	2,936	3,457

Total assets	$371,252	$289,897

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,704	$1,147
Accrued liabilities	34,644	27,442
Income taxes payable	3,566	1,801

Total current liabilities	40,914	30,390
Convertible Debt	100,000	100,000
Other long-term liabilities	2,315	—

Total liabilities	143,229	130,390

Commitments and contingencies (Note 14)
Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000,000 shares authorized; 50,412,000 and 48,627,000 shares issued and outstanding	6,708	6,471
Additional paid-in capital	255,326	236,222
Ordinary shares subject to subsequent issuance: 63,828 and 177,000 shares	2,400	1,349
Accumulated deficit	(34,491)	(83,054)
Accumulated other comprehensive loss:
Unrealized loss on investment in marketable securities	(1,931)	(1,510)
Cumulative translation adjustments	11	29

Total shareholders’ equity	228,023	159,507

Total liabilities and shareholders’ equity	$371,252	$289,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(in U.S. dollars)
(unaudited, in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net revenues:
Advertising	$18,516	$11,441	$47,146	$28,234
Non-advertising	33,989	20,473	95,942	47,781

	52,505	31,914	143,088	76,015

Cost of revenues:
Advertising	7,144	3,772	16,437	9,863
Non-advertising	9,711	5,790	27,241	13,912

	16,855	9,562	43,678	23,775

Gross profit	35,650	22,352	99,410	52,240

Operating expenses:
Sales and marketing	10,646	5,616	26,816	15,169
Product development	3,034	1,761	7,151	4,727
General and administrative	4,065	2,980	11,220	8,464
Amortization of intangible assets	1,041	415	2,451	1,334
Write-off of intangible assets	—	—	—	903

Total operating expenses	18,786	10,772	47,638	30,597

Income from operations	16,864	11,580	51,772	21,643
Interest income	1,296	845	3,596	1,901
Amortization of convertible debt issuance cost	(172)	(170)	(514)	(170)
Net loss on investments	(1,675)	—	(1,616)	—
Loss on equity investments	(1,082)	(175)	(2,171)	(797)

Income before income taxes	15,231	12,080	51,067	22,577
Provision for income taxes	(728)	(423)	(2,504)	(423)

Net income	$14,503	$11,657	$48,563	$22,154

Basic net income per share	$0.29	$0.24	$0.98	$0.47

Diluted net income per share	$0.27	$0.21	$0.86	$0.42

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(in U.S. dollars)
(unaudited, in thousands)

				Ordinary
				Shares		Accumulated
	Ordinary Shares		Additional Paid-in	Subject to Subsequent	Accumulated	Other Comprehensive	Total Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit	Loss	Equity	Income
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	1,413	188	9,269	—	—	—	9,457
Business acquisition	372	49	9,835	1,051	—	—	10,935
Comprehensive income:
Net income	—	—	—	—	48,563	—	48,563	$48,563
Unrealized loss on investments in marketable securities	—	—	—	—	—	(421)	(421)	(421)
Currency translation adjustments	—	—	—	—	—	(18)	(18)	(18)

Comprehensive income								$48,124

Balances at September 30, 2004	50,412	$6,708	$255,326	$2,400	$(34,491)	$(1,920)	$228,023

				Ordinary
				Shares	Notes
	Ordinary Shares		Additional Paid-in	Subject to Subsequent	Receivable from	Deferred Stock	Accumulated
	Shares	Amount	Capital	Issuance	Shareholders	Compensation	Deficit
Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,050)	$(554)	$(114,477)
Issuance of Ordinary Shares pursuant to stock plans	1,397	186	4,223	—	—	—	—
Repayments of notes receivable from shareholders	—	—	—	—	1,050	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	547	—
Business acquisition	944	126	7,087	1,349	—	—	—
Comprehensive income:
Net income	—	—	—	—	—	—	22,154
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—
Currency translation adjustments	—	—	—	—	—	—	—

Comprehensive income
Balances at September 30, 2003	48,287	$6,426	$234,668	$1,349	$—	$(7)	$(92,323)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated
	Other	Total
	Comprehensive	Shareholders’	Comprehensive
	Loss	Equity	Income
Balances at December 31, 2002	$3,996	$117,387	—
Issuance of Ordinary Shares pursuant to stock plans	—	4,409	—
Repayments of notes receivable from shareholders	—	1,050	—
Amortization of deferred stock-based compensation	—	547	—
Business acquisition	—	8,562	—
Comprehensive income:
Net income	—	22,154	$22,154
Unrealized loss on investments in marketable securities	(9,881)	(9,881)	(9,881)
Currency translation adjustments	43	43	43

Comprehensive income			$12,316

Balances at September 30, 2003	$(5,842)	$144,271

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(unaudited, in U.S. dollars, in thousands)

	Nine months ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$48,563	$22,154
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on equity investments	2,171	797
Loss on disposal of fixed assets	24	5
Net loss on investments	1,616	—
Depreciation	4,128	3,715
Stock-based compensation	—	547
Amortization of convertible debt issuance cost	514	170
Amortization of intangible assets	2,451	1,334
Write-off of intangible assets	—	903
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(21,346)	(7,817)
Prepaid expenses and other current assets	(2,715)	(2,413)
Other assets	24	60
Accounts payable	1,324	(1,012)
Income taxes payable	555	423
Accrued liabilities	7,144	7,578

Net cash provided by operating activities	44,453	26,444

Cash flows from investing activities:
Acquisition of property and equipment	(9,678)	(4,271)
Cash paid for business acquisition, net of cash acquired	(27,233)	(9,235)
Investments in joint ventures	(1,435)	(2,818)
Deposit for business acquisition	(241)	—
Purchase of short-term investments	(58,865)	(6,348)
Proceeds from sale of investment in Sun Media Group	295	—
Proceeds from sale of long-term investment	347	—

Net cash used in investing activities	(96,810)	(22,672)

Cash flows from financing activities:
Proceeds from issuance of convertible debt, net	—	97,282
Proceeds from issuance of ordinary shares, net	9,456	4,409
Repayments of notes receivable from shareholders	—	1,050

Net cash provided by financing activities	9,456	102,741

Net increase (decrease) in cash and cash equivalents	(42,901)	106,513
Cash and cash equivalents at the beginning of the period	158,148	53,262

Cash and cash equivalents at the end of the period	$115,247	$159,775

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(28,760)	$(11,591)
Cash acquired	1,527	2,356

Cash paid for business acquisition, net	$(27,233)	$(9,235)

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (continued)
(unaudited, in U.S. dollars, in thousands)

	Nine months ended September 30,
	2004	2003
Supplemental disclosure of noncash significant activities:
Ordinary shares issued for business acquisition	$9,884	$7,213

Ordinary shares subject to subsequent issuance for business acquisition	$2,400	$1,349

Deferred advertising services exchanged for equity interest in joint venture	$3,430	$—

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

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Results for the three and nine months ended September 30, 2004 are not necessarily indicative of results for the entire fiscal year ending December 31, 2004 or future periods. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

2. Recent accounting pronouncements

     In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This Issue is effective for reporting periods ending after December 15, 2004. As a result of adopting EITF 04-08, the Company will need to include the dilution effect of its outstanding contingent convertible debt in its diluted earnings per share calculations regardless of whether the market price trigger has been met going forward. In addition, this change will be applied retroactively to all prior periods. The retroactive application of EITF 04-08 will result in a reduction of $0.02 to the diluted earnings per share for the quarter ended September 30, 2004 and will have no impact to the diluted earnings per share for all other prior periods.

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations. If the proposed EITF 03-01 becomes effective and is adopted, the Company may have to record additional impairment charges for certain of its investments in marketable debt securities.

3. Variable interest entities

     The Company has adopted FASB Interpretation No. 46 (“FIN46”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51”. FIN 46 requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns. The Company conducts substantially all its Internet content provision, advertising and mobile value-added services in the PRC via its VIEs in order to comply with the PRC laws and regulations. As of September 30, 2004, the Company has nine VIEs and the aggregate accumulated losses of these VIEs were approximately $9.6 million and have been reflected in the consolidated financial statements.

4. Short-term investments

     The Company’s short-term investment in marketable debt securities is classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities was $128.3 million as of September 30, 2004 and was $69.0 million as of December 31, 2003. During the three and nine months ended September 30, 2004, respectively, the Company recorded $1.7 million of unrealized gain and $0.4 million of unrealized loss, respectively, on its marketable debt securities as a component of comprehensive income. During the three and nine months ended September 30, 2003, respectively, the Company recorded $1.1 million and $1.4 million of unrealized loss on its marketable debt securities as a component of comprehensive income.

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

     The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified earnings in future periods. The initial consideration of $1,836,414 is comprised of two elements: (a) $1,812,251 in cash; and (b) approximately $24,163 in legal and professional fees related to the acquisition. The contingent consideration is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004.

     The initial purchase price of $1,836,414 was allocated as follows (in thousands):

Cash	$64
Accounts receivable	82
Other assets	109
Intangible assets	895
Goodwill	824
Current liabilities	(138)

Purchase price	$1,836

     Amortizable intangible assets acquired, including hotel reservation contracts and non-competition arrangements with certain Bravado executives, have estimated useful lives ranging from twenty-eight to thirty-six months. The amortization expense for the three and nine months ended September 30, 2004 was $93,000 and $248,000, respectively. Goodwill of $824,000 represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. As of September 30, 2004, there was no impairment for the intangible assets and goodwill. Immediately after the closing of the acquisition, the operating results of Bravado were consolidated with those of the Company starting February 1, 2004.

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

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. The amortization expense for the three and nine months ended September 30, 2004 was $0.6 million and $1.3 million, respectively. Goodwill of $9.9 million represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the nine months ended September 30, 2004, no factors were presented indicating an impairment may have occurred. The purchase price allocation for the Crillion acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion were consolidated with those of the Company starting March 25, 2004.

     Davidhill. On July 1, 2004, the Company entered into an agreement to acquire Davidhill Capital Inc., a British Virgin Islands limited liability corporation (“Davidhill”), and its UC instant messaging technology platform. The closing of the acquisition occurred on October 19, 2004, but the operating results of Davidhill have been consolidated with those of SINA starting July 1, 2004 when the Company took over the effective control of Davidhill. Launched in 2002, the UC instant messaging service allows users to communicate in real-time over the Internet and mobile phone networks, via text messages, images and voice. UC also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services. The primary purpose of the acquisition was to leverage UC instant messaging technology platform to SINA’s long-term web and wireless strategy.

     Davidhill owns the UC instant messaging technology platform and certain fixed assets (“the asset group”) via its wholly-owned subsidiary in the PRC. Davidhill and its subsidiary have not commenced generating any revenue from the UC instant messaging services. The Company acquired the asset group through a purchase of all of the outstanding shares of Davidhill. As a result of such acquisition, Davidhill became a wholly-owned subsidiary of SINA. The Company considered EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and concluded that the asset group constitutes a business. The Company therefore applies FAS141 “Business Combinations” to the acquisition of Davidhill.

     The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified performances in future periods. The initial consideration of $15,250,000 is comprised of three elements: (a) $12,600,000 in cash; (b) 63,828 newly issued SINA ordinary shares, valued at $2,400,000 in accordance with the average of per share closing prices of SINA ordinary shares on the Nasdaq National Market during the thirty (30) calendar days immediately preceding July 1, 2004, delivered at the closing of the acquisition; and (b) approximately $250,000 in legal and professional fees related to the acquisition. The contingent consideration of the Davidhill acquisition are based on certain simultaneous online user targets being reached by Davidhill in the 15 months after the agreement date. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.

     The initial purchase price of $15,250,000 was allocated as follows (in thousands):

Fixed assets	$197
Intangible assets	10,780
Goodwill	4,273

Purchase price	$15,250

     Amortizable intangible assets acquired, including technology and non-competition arrangements with certain Davidhill executives, have estimated useful lives ranging from twenty-seven months to ten years. The amortization expense for the three months ended September 30, 2004 was $0.3 million. Goodwill of $4.3 million represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment. The Company assesses the carrying value of intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the three months ended September 30, 2004 after the acquisition, no factors were presented indicating an impairment may have occurred. The purchase price allocation for the Davidhill acquisition is based on an appraisal performed by an independent appraisal firm in the United States.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisitions of Bravado, Crillion and Davidhill had occurred on January 1, 2003 (in thousands, except per share amounts):

	Three months ended		Nine months ended
	September 30		September 30
	2004	2003	2004	2003
Net revenues	$52,505	$35,693	$148,150	$82,422
Net income	$14,503	$12,276	$50,035	$21,456
Basic earnings per share	$0.29	$0.26	$1.01	$0.45
Diluted earnings per share	$0.27	$0.22	$0.89	$0.40

     Since Davidhill had not commenced generating any revenue from its UC instant messaging services and had not incurred any significant operating costs and expenses, the inclusion of its operating results only had minimal impact to the above pro forma information.

6. Intangible assets

     The following table summarizes the intangible assets acquired from Bravado, Crillion and Davidhill:

	Carrying value	Estimated useful lives
	(In thousands)	(Months)
Bravado:
Non-competition arrangements	$121	36
Hotel reservation contracts.	774	28

	$895

Crillion:
Non-competition arrangements	$1,891	36
Customer list	$2,494	16
Content provision contracts.	81	20

	$4,466

Davidhill:
Non-competition arrangements	$480	27
Technology	10,300	120

	$10,780

7. Investment in Sun Media Group

     The investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. During the three months ended March 31, 2004, the Company sold $0.2 million of this investment and obtained a gain of $59,000. The realized gain was recorded as gain on investment in Sun Media Group for the three months ended March 31, 2004. At September 30, 2004, the fair market value of this investment was $4.0 million as compared to its carrying value of $6.6 million. The Company considered the decline in the value of this investment to be other than temporary and recognized $2.6 million as impairment of investment during the three months ended September 30, 2004. The fair market value of this investment was $3.7 million on October 29, 2004. The Company will continue to monitor the investment and if the fair value declines further, the Company may have to recognize additional impairment charges in future periods. The Company recorded $0.7 million and $8.5 million of unrealized loss on this investment, respectively, as a component of comprehensive income for the three and nine months ended September 30, 2003.

8. Income taxes

     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions including the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded income tax provisions or benefits for these locations as of September 30, 2004. The Company generated substantially all its net income from its PRC operations for the three and nine months ended September 30, 2004 and the Company has recorded income tax provisions for the three and nine months ended September 30, 2004.

     The components of income before income taxes are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except percentages)
Loss subject to non PRC operations	$(4,062)	$(1,210)	$(6,480)	$(5,901)
Income subject to the PRC operations	19,293	13,290	57,547	28,478

Income before taxes	$15,231	$12,080	$51,067	$22,577

Income tax expenses subject to non PRC operations	—	—	—	—
Effective tax rate for non PRC operations	—	—	—	—
Income tax expenses subject to the PRC operations	728	423	2,504	423
Effective tax rate for the PRC operations	3.8%	3.2%	4.4%	1.5%

     Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year.

     The provision for income taxes for the three and nine months ended September 30, 2004 and 2003 differs from the amount computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The increase in effective tax rate to approximately 3.8% and 4.4%, respectively, for both the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was primarily due to the increase in net income generated from certain of the Company’s taxable entities.

9. Earnings per share

     Basic earnings per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
		(In thousands, except per share amounts)
Numerator:
Net income	$14,503	$11,657	$48,563	$22,154
Amortization of convertible debt issuance cost	—	170	342	170

Net income used in computing diluted earnings per share	$14,503	$11,827	$48,905	$22,324

Denominator:
Weighted average ordinary shares outstanding	50,387	48,102	50,043	47,201
Weighted average ordinary shares to be issued for business acquisition	—	177	—	370

Shares used in computing basic earnings per share	50,387	48,279	50,043	47,571

Weighted average ordinary share equivalents:
Stock options	3,498	5,466	4,074	4,783
Unvested restricted shares	—	—	—	28
Convertible debt	—	3,877	2,585	1,293

	3,498	9,343	6,659	6,104

Shares used in computing diluted earnings per share	53,885	57,622	56,702	53,675

Basic earnings per share	$0.29	$0.24	$0.98	$0.47

Diluted earnings per share	$0.27	$0.21	$0.86	$0.42

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

     Stock Plans: Total compensation cost as determined at the grant date of an option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. Prior to the Company’s initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the

Black-Scholes model considering the expected volatility of SINA’s stock price, determined in accordance with SFAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility.

     Purchase Plan: The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the ordinary shares at the beginning of each offering period or at the end of each purchase period.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates or purchase dates for the awards under a method prescribed by SFAS No. 123, the Company’s earnings per share would have been adjusted to the pro forma amounts as follows:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income:
As reported	$14,503	$11,657	$48,563	$22,154
Added: Stock-based employee compensation expenses included in reported net income	—	93	—	547
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(56)	(33)	(122)	(86)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,142)	(3,525)	(7,471)	(5,536)

Pro forma	$12,305	$8,192	$40,970	$17,079

Diluted earnings per share:
As reported	$0.27	$0.21	$0.86	$0.42

Pro forma	$0.23	$0.15	$0.73	$0.32

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

     The following is a summary of revenues and cost of revenues:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(In thousands, except percentages)
Revenues:
Advertising	$18,516	$11,441	$47,146	$28,234
Mobile value-added services	31,290	18,144	88,207	41,518
Other	2,699	2,329	7,735	6,263

	$52,505	$31,914	$143,088	$76,015

Cost of revenues:
Advertising	$7,144	$3,772	$16,437	$9,863
Mobile value-added services	9,389	5,584	26,463	13,156
Other	322	206	778	756

	$16,855	$9,562	$43,678	$23,775

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
		(In thousands, except percentages)
Gross profit margins:
Advertising	61%	67%	65%	65%
Mobile value-added services	70%	69%	70%	68%
Other	88%	91%	90%	88%
Overall	68%	70%	69%	69%

     The following is a summary of the Company’s geographic operation:

	U.S.	The PRC	Hong Kong	Taiwan	Total
	(In thousands)
Three months ended and as of September 30, 2004:
Revenue	$577	$51,310	$397	$221	$52,505
Long-lived assets	48	13,879	119	493	14,539
Three months ended and as of September 30, 2003:
Revenues	$589	$30,528	$388	$409	$31,914
Long-lived assets	104	7,112	182	1,014	8,412
Nine months ended and as of September 30, 2004:
Revenues	$1,707	$139,274	$1,333	$774	$143,088
Long-lived assets	48	13,879	119	493	14,539
Nine months ended and as of September 30, 2003:
Revenues	$1,794	$71,556	$1,432	$1,233	$76,015
Long-lived assets	104	7,112	182	1,014	8,412

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

     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. As of September 30, 2004, approximately 97% of the accounts receivable, net, were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and nine months ended September 30, 2004 and 2003. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of September 30, 2004 and December 31, 2003. For its mobile value-added services operations in the PRC, the Company contracts with third party mobile operators, China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. Mobile value-added services fees charged to users via these third party mobile operators accounted for 60% and 62% of the Company’s net revenues for the three and nine months ended September 30, 2004, respectively, and 57% and 55% of the Company’s net revenues for the three and nine months ended September 30, 2003, respectively. Mobile value-added services fees charged to users via China Mobile accounts for 52% and 54% of the Company’s net revenues for the three and nine months ended September 30, 2004, respectively. Mobile value-added services fees charged to users via China Unicom accounts for 8% and 8% of the Company’s net revenues for the three and nine months ended September 30, 2004, respectively.

     Accounts receivable from these third party mobile operators represent mobile value-added services fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically the Company has not had any significant direct write off of bad debts.

     The following table summarizes accounts receivable concentration from the Company’s significant accounts receivable:

	% of total accounts receivable, net
Customer	As of September 30, 2004	As of December 31, 2003
China Mobile and its subsidiaries	52%	45%
China Unicom and its subsidiaries	7%	5%

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

     The majority of the Company’s net income was derived from China and was $19.3 million and $57.6 million for the three and nine months ended September 30, 2004, respectively. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2003, the Company had appropriated totaling $4.3 million to these non-distributable reserve funds.

     Besides, the majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. In addition, approximately $100.4 million of the Company’s cash and short-term investment balance at September 30, 2004 was denominated in Chinese renminbi. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

13. Convertible debt

     As of September 30, 2004, the Company has issued $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

     One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of a market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the fiscal quarter ended June 30, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes were therefore convertible into SINA ordinary shares according to the threshold (i) during the quarter ended September 30, 2004. As of September 30, 2004, the Company did not receive any request for conversion of the Notes to SINA ordinary shares. For the fiscal quarter ended September 30, 2004, the sale price of SINA ordinary shares did not exceed the threshold set forth in item (i) above for the required period of time; therefore, the Notes are not convertible into SINA ordinary shares pursuant to the threshold set forth in item (i) above during the quarter ending December 31, 2004.

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

14. Commitments and contingencies

     The following table sets forth the contractual commitments and obligations of the Company excluding those items have been reflected in the balance sheet as of September 30, 2004:

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(In thousands)
Contractual obligations:
Long-term debt obligations.	$—	$—	$—	$—	$—
Operating lease obligations	6,714	2,544	4,075	95	—
Purchase obligations	7,456	5,656	1,800	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$14,170	$8,200	$5,875	$95	$—

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

     Besides the above contractual obligations, the Company is also obligated to pay contingent consideration on its acquisitions of Bravado, Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration of the Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2004 and 2005. The contingent consideration would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. The contingent consideration in the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the 15 months after the agreement date. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.

     Apart from the above, the Company did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of September 30, 2004.

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

     Our focus of business is our operation in the PRC where we derived approximately 98% and 97% of our net revenues for the three and nine months ended September 30, 2004, respectively.

     From 1999 to 2001, our growth was mainly driven by online advertising business and revenues from online advertising accounted for a majority of our total revenues. We began offering mobile value-added services under arrangements with third party mobile operators in the PRC in late 2001 and have since experienced significant growth in mobile value-added services revenues. Our advertising revenues and mobile value-added services revenues accounted for 35% and 60%, respectively, of our net revenues for the three months ended September 30, 2004, and 33% and 62%, respectively, of our net revenues for the nine months ended September 30, 2004. We expect they will continue to be the major sources of our revenues in the near future.

Acquisitions and investments

     In January 2004, we formed a joint venture with Yahoo! to provide online auctions in the PRC. In February 2004, we acquired Bravado Investments Limited (“Bravado”) to enter the PRC online travel market. In March 2004, we acquired Crillion Corporation (“Crillion”) to enhance our mobile value-added services as well as increase our market share in the PRC mobile value-added services market. In October 2004, we completed the acquisition of Davidhill Capital Inc. (“Davidhill”) and its instant messaging technology platform. The instant messaging technology platform allows users to communicate in real-time over the Internet and mobile phone networks, via text messages, images and voice. The instant messaging technology platform also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services.

Critical accounting policies and estimates

     Our discussion and analysis of financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the period reported. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We based our estimates and judgments on historical experience, market trends, and other factors that we believed to be reasonable under the circumstances. The results of these estimates form the basis for judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have discussed the development, selection, and disclosure of these estimates with the Audit Committee of our Board of Directors. We believe there have been no material changes to our critical accounting policies and estimates during the three and nine months ended September 30, 2004 compared to those discussed in our Annual Report on Form 10-K for the year ended December 31, 2003.

     We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our financial statements.

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

     Non-advertising revenues are mainly derived from mobile value-added services, fee-based services, e-commerce and enterprise services.

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

     We contract with third party mobile operators for billing and transmission services related to the mobile value-added services transmitted to our users. We considered EITF 99-19 in determining whether we should recognize such revenues at gross or net of revenue sharing by mobile operators for billing and transmission services. If we are primary obligor to the user with respect to the mobile value-added services, we record the revenue on a gross basis. We record the gross amount we bill to our users for our mobile value-added services as revenues and the fees charged or retained by the third party mobile operators as cost of revenues. If we are not primary obligor to the user with respect to the mobile value-added services, we record the revenue on a net basis. We record the net amount after fees charged or retained by the third party mobile operators as revenues. Revenues recorded on a net basis were not significant to our mobile value-added services revenues historically.

     Our estimate of mobile value-added services revenue is based on our internal records of billings and transmissions for the month, adjusted by prior periods’ confirmation rates with the third party mobile operators, and further adjusted by prior periods’ discrepancies between our estimated revenue and actual revenue confirmed by the third party mobile operators. Historically, there were no significant true up adjustments to our estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the third party mobile operators to record revenues. When we started to offer mobile value-added services in China, we relied almost entirely on billing statements from mobile operators to record revenues as the historical information was not adequate to make the estimates. Due to the time lag of receiving the billing statements from the third party mobile operators, we had adopted a one-month lag reporting policy for mobile value-added service revenues. Such policy has been applied on a consistent basis even though we are now more relying on estimates to record the revenues from mobile value-added services with more accurate historical information. However, this one-month lag reporting policy does not apply to acquired entities including Memestar and Crillion. For the three and nine months ended September 30, 2004, we recorded $31.3 million and $88.2 million of revenues from our mobile value-added services, respectively. If we had not used the one-month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $31.0 million and $89.7 million, respectively. For the three and nine months ended September 30, 2003, we recorded $18.1 million and $41.5 million of revenues from our mobile value-added services, respectively. If we had not used the one-month lag reporting policy, our revenues from our mobile value-added services for those periods would have been $18.8 million and $44.3 million, respectively.

     China Mobile and its subsidiaries have recently started transitioning mobile value-added service providers to a new billing platform. Certain of their provincial subsidiaries have required us to switch to this new billing platform recently. They will require us to switch to the new billing platform in other provinces in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in more controls by the mobile operators in the operation, a higher failure rate for fee collection from our users or make it more difficult for us to recruit new users and hence may reduce our revenues from mobile value-added services significantly. We have been monitoring the extent of the impact of the new billing platforms to our business and our confirmation rates used. We have been also evaluating the current mobile value-added services revenue recognition policy. If there were no consistent confirmation rates trend or there are continuous significant true up adjustments to our estimates under the new billing platforms, our current policy of estimating mobile value-added services revenues may not be appropriate. We may have to record the mobile value-added services revenues when we receive the billing statements from third party mobile operators. Due to the time lag of receiving the billing statements, our mobile value-added services revenues may fluctuate with the collection of billing statements. As of September 30, 2004, we had moved 5 provinces onto China Mobile’s new billing platform and we had mixed results from these five provinces. Due to the limited history, we are not yet able to isolate the effect of the new platform on the failure rates yet. We plan to move another 8 provinces onto the new China Mobile billing platform in the quarter ending December 31, 2004.

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

     Available for sale securities investment

     Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income during the period in which the gain or loss is realized. If we determine a decline in fair value is other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than –temporary requires significant judgment. Subsequent increase in the fair value of available for sale securities will be included in comprehensive income in shareholders’ equity while subsequent decrease in fair value, if not an other-than-temporary impairment, will also be included in comprehensive income in shareholders’ equity.

     The investment in marketable equity securities of Sun Media Group is classified as available for sale securities. We recognized an other-than-temporary impairment charge of $2.6 million for the investment in Sun Media Group during the three months ended September 30, 2004 based on our assessment of the duration and amount of the decline.

     The investment in marketable debt securities is classified as available for sale securities. We invest in these securities with the intent to make such funds readily available for operating purposes and accordingly, classify them as short-term investments. The aggregate fair value of marketable debt securities was $128.3 million as of September 30, 2004 and was $69.0 million as of December 31, 2003. During the three and nine months ended September 30, 2004, respectively, we recorded $1.7 million of unrealized gain and $0.4 million of unrealized loss, respectively, on our marketable debt securities as a component of comprehensive income. During the three and nine months ended September 30, 2003, respectively, we recorded $1.1 million and $1.4 million of unrealized loss on our marketable debt securities as a component of comprehensive income.

     Impairment of intangible assets and goodwill

     We assess the carrying value of our intangible assets and goodwill on an annual basis and when factors are present that indicate an impairment may have occurred. During the nine months ended September 30, 2003, we recorded an impairment charge in the amount of $0.9 million to write off the remaining value of the intangible assets relating to the acquisition of Shanghai Techur Technology Developing Co., Limited. At September 30, 2004 we had net intangible assets of $14.3 million and goodwill of $33.1 million, relating to the Memestar, Bravado, Crillion and Davidhill acquisition. There was no impairment as to the carrying value of these assets as of September 30, 2004.

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

Recent accounting pronouncements

     In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This Issue is effective for reporting periods ending after December 15, 2004. As a result of adopting EITF 04-08, we will need to include the dilution effect of our outstanding contingent convertible debt in our diluted earnings per share calculations regardless of whether the market price trigger has been met going forward. In addition, this change will be applied retroactively to all prior periods. The retroactive application of EITF 04-08 will result in a reduction of $0.02 to the diluted earnings per share for the quarter ended September 30, 2004 and will have no impact to the diluted earnings per share for all other prior periods.

     In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations. If the proposed EITF 03-01 becomes effective and is adopted, we may have to record additional impairment charges for certain of our investments in marketable debt securities.

Results of operations

Three and nine months ended September 30, 2004 and 2003

Net revenues

	Three months ended September 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth
	(unaudited, in thousands, except percentages)
Net Revenues
Advertising	$18,516	35%	$11,441	36%	62%

Non-advertising Mobile value-added services	31,290	60%	18,144	57%	72%
Other	2,699	5%	2,329	7%	16%

Non-advertising	33,989	65%	20,473	64%	66%

Total net revenues	$52,505	100%	$31,914	100%	65%

Non-advertising

Mobile value-added services

	Nine months ended September 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues	Growth
	(unaudited, in thousands, except percentages)
Net Revenues
Advertising	$47,146	33%	$28,234	37%	67%

Non-advertising Mobile value-added services	88,207	62%	41,518	55%	112%
Other	7,735	5%	6,263	8%	24%

Non-advertising	95,942	67%	47,781	63%	101%

Total net revenues	$143,088	100%	$76,015	100%	88%

     The growth of our net revenues for the three and nine months ended September 30, 2004 was mainly driven by the increase in advertising and mobile value-added services revenues. The change in the composition of our net revenues was primarily driven by the increase in revenues from our mobile value-added services, which benefited from the growth in the PRC mobile value-added services market and the acquisition of companies in this market.

     Advertising. Our advertising revenues were $18.5 million and $47.2 million for the three and nine months ended September 30, 2004, respectively, representing growth of 62% and 67% as compared to the same periods in 2003. The increase in our advertising revenues was primarily due to the growth of on line advertising spending in the PRC market as more advertisers began to accept the Internet as a medium for advertisement. For the three and nine months ended September 30, 2004, advertising revenues from the PRC accounted for 95% and 94% of our total advertising revenues, respectively, compared to 92% and 89% of our total advertising revenues for the same periods in 2003. The number of advertising customers in the PRC was approximately 382 and 661 for the three and nine months ended September 30, 2004, respectively, as compared to 315 and 491 for the same periods in 2003. Average revenues per advertising customer in the PRC were $46,000 and $67,000 for the three and nine months ended September 30, 2004, respectively, as compared to $33,000 and $51,000 for the same periods in 2003.

     Non-advertising. Our non-advertising revenues were $34.0 million and $95.9 million for the three and nine months ended September 30, 2004, respectively, representing growth of 66% and 101% as compared to the same period in 2003. The increases in non-advertising revenues were primarily driven by the growth in revenues from mobile value-added services in the PRC which represent 92% of our total non-advertising revenues for both the three and nine months ended September 30, 2004, respectively, as compared to 89% and 87%, respectively, of our total non-advertising revenues for the same periods in 2003.

     The growth our mobile value-added services revenues for the three and nine months ended September 30, 2004 was attributable to the acquisition of Crillion and introduction of new products. Our product offerings for mobile value-added services mainly include SMS, MMS, WAP and IVR. We launched SMS in late 2001, WAP services in December 2002, MMS in April 2003 and IVR services in December 2003.

     SMS is our primary mobile value-added service, contributing $24.3 million and $74.5 million revenue for the three and nine months ended September 30, 2004, respectively. SMS revenue accounted for 78% and 84% of our mobile value-added services revenues for the three and nine months ended September 30, 2004, respectively, as compared to nearly 98% of our mobile value-added services revenues for the same periods in 2003. The growth of SMS revenue in absolute amount was primarily attributable to the acquisition of Crillion in March 2004. Due to the changes in regulatory environment and mobile operators’ policies, there was a decline in our SMS business excluding the results of Crillion during the three months ended June 30, 2004 and a further decline in our SMS business despite the growth of Crillion during the three months ended September 30, 2004. SMS revenues decreased from $26.0 million for three months ended June 30, 2004 to $24.3 million for three months ended September 30, 2004.

     New product offerings like WAP, MMS and IVR services, etc. in aggregate contributed approximately $7.0 million and $13.8 million of our mobile value-added services revenues for the three and nine months ended September 30, 2004, respectively. They represent 22% and 16% of our mobile value-added services revenues for the three and nine months ended September 30, 2004, respectively. They constituted a minimal portion of our mobile value-added services revenues for the same periods in 2003. During the three months ended September 30, 2004, our IVR service was temporarily suspended by China Mobile due to the violation of certain operating procedures. Excluding the effect of the IVR service, revenues from other new mobile value-added service revenues for the three months ended September 30, 2004 grew by 77.6% from the three months ended June 30, 2004. In conjunction with this suspension, China Mobile also suspended our application for new products under existing wireless platforms for three months and our applications for news products under new wireless platforms for six months starting from August 15, 2004. On October 15, 2004, our IVR service was resumed by China Mobile. However, we do not expect that we will generate significant revenues from IVR service in near future as we have to start from the beginning.

     For the month of September 2004, we had approximately 15.3 million unique paid users for our mobile value-added services. This compared to 11.7 million unique paid users for the month of June 2004 and 12.5 million unique paid users, including the users from the acquisition of Crillion on a pro forma basis, assuming acquisition had occurred on March 1, 2004, for the month of March 2004.

     Our other non-advertising revenues include fee-based services such as paid search and directory listings, virtual ISP, paid email services, online hotel booking commission income as well as e-commerce and other enterprise services. Online hotel booking commission income was a new income stream after our acquisition of Bravado in February 2004. For the three and nine months ended September 30, 2004, the slight increase in our other non-advertising revenues was mainly attributed to the online hotel booking commission income and our paid search services and directory listings which in aggregate accounted for 66% and 65%, respectively, of our other non-advertising revenues. Our revenues for paid search services and directory listings accounted for 47% and 36%, respectively, of our other non-advertising revenues for the same periods in 2003.

Cost of revenues

	Three months ended September 30,
	2004	2003	Growth
	(unaudited, in U.S. dollars, in thousands, except percentages)
Cost of revenues:
Advertising	$7,144	$3,772	89%
Non-advertising Mobile value-added services	9,389	5,584	68%
Other	322	206	56%

Non-advertising	9,711	5,790	68%

Total cost of revenues	$16,855	$9,562	76%

	Nine months ended September 30,
	2004	2003	Growth
	(unaudited, in U.S. dollars, in thousands, except percentages)
Cost of revenues:
Advertising	$16,437	$9,863	67%

Non-advertising Mobile value-added services	26,463	13,156	101%
Other	778	756	3%

Non-advertising	27,241	13,912	96%

Total cost of revenues	$43,678	$23,775	84%

     Advertising. Our cost of advertising revenues was $7.1 million and $16.4 million for the three and nine months ended September 30, 2004, respectively, as compared to $3.8 million and $9.9 million for the three and nine months ended September 30, 2003, respectively. Our cost of advertising revenues consists mainly of costs associated with the production of our web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes relating to advertising sales in the PRC. The business taxes levied on advertising sales were approximately 8.3% of the advertising revenues. The period-to-period increase in cost of advertising from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was due to the increase in web production costs driven by an increase in web production personnel and content fees, an increase in Internet connection costs associated with the additional bandwidth as well as an increase in business taxes associated with higher advertising revenues. The content fee for the three months ended September 30, 2004 included a $1.1 million paid to an exclusive Olympic content partner and $0.1 million for some other one-time content purchases relating to Olympic coverage.

     Non-advertising. Our cost of non-advertising revenues was $9.7 million and $27.2 million for the three and nine months ended September 30, 2004, respectively, as compared to $5.8 million and $13.9 million for the three and nine months ended September 30, 2003, respectively. Our cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our mobile value-added services fees and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our mobile value-added services, equipment depreciation expenses and costs for providing our enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in the PRC. The period-to-period increase in cost of non-advertising revenues from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was mainly due to the increase in fees to mobile operators and third party content providers as well as an increase in business taxes associated with higher non-advertising revenues in the PRC. Business taxes levied on mobile value-added service are at 3% of mobile related revenues and at 5% for other non-advertising revenues. For the three and nine months ended September 30, 2004, non-advertising costs included $8.7 million and $24.4 million of fees retained by or paid to mobile operators and third party content providers, respectively, as compared to $4.9 million and $11.4 million for the same periods in 2003.

Gross profit margins

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(unaudited, percentages)
Gross profit margins:
Advertising	61%	67%	65%	65%
Non-advertising Mobile value-added services	70%	69%	70%	68%
Other	88%	91%	90%	88%
Non-advertising	71%	72%	72%	71%
Overall	68%	70%	69%	69%

     Our overall gross profit margin decreased from 70% for the three months ended September 30, 2003 to 68% for the three months ended September 30, 2004. This was mainly attributed to the decrease in our gross profit margin for advertising revenues.

     Advertising. Our gross profit margins for advertising revenues decreased from 67% for the three months ended September 30, 2003 to 61% for the three months ended September 30, 2004. This was largely due to a $1.1 million revenue share paid to an exclusive Olympic content partner and $0.1 million for some other one-time content purchases relating to Olympic coverage. Excluding these one-time content purchases, gross profit margin for advertising revenues would have been 67% and 68%, respectively, for the three and nine months ended September 30, 2004. For the nine months ended September 30, 2004, gross profit margin for advertising revenues excluding Olympic content cost improved as advertising revenues increased at a faster rate than the increase in the costs associated with our web site production.

     Non-advertising. Our gross profit margins for non-advertising revenues for the three and nine months ended September 30, 2004 did not vary much as compared to those for the three and nine months ended September 30, 2003 as the majority of the costs associated with non-advertising revenues are variable costs. This slight increase of our gross profit margins for mobile value-added services revenue was primarily due to a decrease in business tax rate levied on mobile value-added service revenues from 5% to 3% in China.

Operating expenses

	Three months ended September 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues
	(unaudited, in thousands, except percentages)
Sales and marketing expenses	$10,646	20%	$5,616	18%
Product development expenses	$3,034	6%	$1,761	6%
General and administrative expenses	$4,065	8%	$2,980	9%

	Nine months ended September 30,
	2004		2003
	U.S. Dollars	% of net revenues	U.S. Dollars	% of net revenues
	(unaudited, in thousands, except percentages)
Sales and marketing expenses	$26,816	19%	$15,169	20%
Product development expenses	$7,151	5%	$4,727	6%
General and administrative expenses	$11,220	8%	$8,464	11%

Sales and marketing expenses

     Our sales and marketing expenses were $10.7 million and $26.8 million or 20% and 19% of total net revenues for the three and nine months ended September 30, 2004, respectively, compared to $5.6 million and $15.2 million or 18% and 20% of total net revenues for the same periods in 2003. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The period-to-period increase in the absolute dollar amount from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was due to an increase in sales compensation expenses associated with higher sales headcounts, an increase in promotion expenditures for mobile value-added services and approximately $1 million of marketing expenses relating to the Olympics during the three months ended September 30, 2004.

     Excluding marketing expenses relating to the Olympics, sales and marketing expenses would have been 18% of total net revenues for both the three and nine months ended September 30, 2004. The period-to-period decrease in sales and marketing expenses as a percentage of total net revenues from the nine months ended September 30, 2003 to the nine months ended September 30, 2004 was primarily due to the rapid growth of revenues. We believe that investment in sales and marketing is critical to our revenue growth and expect these expenses to increase in absolute dollar amount in the near future.

Product development expenses

     Our product development expenses were $3.0 million and $7.2 million or 6% and 5% of total net revenues for the three and nine months ended September 30, 2004, respectively, compared to $1.8 million and $4.7 million or 6% and 6% of total net revenues for the same periods in 2003. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email, search, instant messaging and casual games. The period-to-period increase in product development expenses in the absolute dollar amount from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was primarily due to increase in headcounts and the investment in new products, especially the instant messaging services after the acquisition of Davidhill and the launch of casual game portal “igame” during the three months ended September 30, 2004. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

General and administrative expenses

     Our general and administrative expenses were $4.1 million and $11.2 million or 8% and 8% of total net revenues for the three and nine months ended September 30, 2004, respectively, compared to $3.0 million and $8.5 million or 9% and 11% of total net revenues for the same periods in 2003. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The period-to-period increase in the absolute dollar amount from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was mainly due to an increase in expenses paid for transferring economic benefits generated from our VIEs in the PRC to our subsidiaries. For the three and nine months ended September 30, 2004, such expenses amounted to $1.2 million and $3.8 million, respectively, as compared to $0.7 million and $1.3 million for the same periods of 2003. The period-to-period decrease as a percentage of total net revenues from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 was primarily due to the growth of revenues. We expect that our general and administrative expenses will continue to increase in absolute dollar amount in the near future. However, we do not expect the expenses as a percentage of total net revenues to vary significantly in the near future.

Amortization of intangible assets

     Amortization of intangible assets of $1.0 million for the three months ended September 30, 2004 related to our acquisition of Bravado, Crillion and Davidhill. Amortization of intangible assets of $2.5 million for the nine months ended September 30, 2004 related to our acquisition of Memestar Limited (“Memestar” which was acquired in 2002 and is engaged in the provision of mobile value-added services in the PRC), Bravado, Crillion and Davidhill. Amortization of intangible assets of $0.4 million for the three months ended September 30, 2003 related to our acquisition of Memestar. Amortization of intangible assets of $1.3 million for the nine months ended September 30, 2003 related to our acquisition of Memestar and Shanghai Techur Technology Developing Co., Ltd. (“Techur”).

     As of September 30, 2004, the net carrying amount of our intangible assets mainly includes technology, content provision contracts, hotel reservation contracts, customer list, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is as follows: three months ending December 31, 2004: $1.0 million; years ending December 31, 2005, 2006, 2007 and 2008: $3.4 million, $2.0 million, $1.2 million and $1.0 million, respectively.

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

Interest income

     Interest income was $1.3 million and $3.6 million for the three and nine months ended September 30, 2004, respectively, as compared to $0.8 million and $1.9 million for the same periods in 2003. The increase in interest income resulted from a higher balance of cash and cash equivalents and short-term investments generated from our operation during the periods and the issuance of convertible notes in July 2003. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. The amortization expense was $0.2 million and $0.5 million for the three and nine months ended September 30, 2004.

Loss on equity investments

     Long-term investments are mainly comprised of the equity investment in a joint venture Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA) in China with NC Soft, a Korean online game company, and the investment in a joint venture China Online Auction Limited (“COAL”) in China with Yahoo!. The following summarizes the gain (loss) on our equity investments for the periods presented:

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(In thousands)
Shanghai NC-SINA	$(407)	$(194)	$(860)	$(847)
COAL	(675)	—	(1,283)	—
Others	—	19	(28)	50

Total	$(1,082)	$(175)	$(2,171)	$(797)

Net loss on investments

     The fair market value of our investment in Sun Media Group at September 30, 2004 was $4.0 million as compared to its $6.6 million carrying value. We considered the decline in the value of this investment to be other than temporary and recognized $2.6 million as impairment of investment during the three months ended September 30, 2004. The loss of $2.6 million was offset by the gain of $1.0 million on the sale of a minority interest investment.

Provision for income taxes

     We are incorporated in the Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including PRC, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations for the three and nine months ended September 30, 2004.

     We generated substantially all of our net income from our PRC operations for the three and nine months ended September 30, 2004. Our PRC operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. We expect that based on our current operating and tax structure in the PRC, our overall effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in the PRC and our projected effective tax rates will be reduced further if these applications are approved. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates can be increased to as high as 33%.

     Our operations in the PRC were profitable on an overall basis for the three and nine months ended September 30, 2004 and we had recorded income tax provisions in the amount of $0.7 million and $2.5 million for the three and nine months ended September 30, 2004 relating to our PRC operations.

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

Liquidity and Capital Resources

     We have funded our operations and capital expenditures primarily using the net proceeds of $97.5 million raised through the sale of preference shares, $68.8 million raised from the sale of ordinary shares in the initial public offering and $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003, as well as net income from our operations.

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

     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the fiscal quarter ended June 30, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes were therefore convertible into SINA ordinary shares according to the threshold (i) above during the quarter ended September 30, 2004. For the fiscal quarter ended September 30, 2004, the sale price of SINA ordinary shares did not exceed the threshold set forth in item (i) above for the required period of time; therefore, the Notes are not convertible into SINA ordinary shares pursuant to the threshold set forth in item (i) above during the quarter ending December 31, 2004. As of September 30, 2004, we did not receive any request for conversion of the Notes to SINA ordinary shares. Upon conversion in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.

     As of September 30, 2004, we had $243.6 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating and investing activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Nine months ended September 30
	2004	2003
	(In thousands)
Net cash provided by operating activities	$44,453	$26,444
Net cash used in investing activities	(96,810)	(22,672)
Net cash provided by financing activities	9,456	102,741

Net increase (decrease) in cash and cash equivalents	(42,901)	106,513
Cash and cash equivalents at beginning of period	158,148	53,262

Cash and cash equivalents at end of period	$115,247	$159,775

Operating activities

     Net cash provided by operating activities for the nine months ended September 30, 2004 was $44.5 million, including cash received from sales of approximately $121.7 million. Net cash provided by operating activities was primarily attributable to our net income of $48.6 million, adjusted by non-cash related expenses of $10.9 million and a net decrease in working capital items of $15.0 million. Of the working capital changes, the increase in accrued liabilities of $7.1 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in accounts receivable of $21.4 million (net of acquisition) mainly resulted from an increase in our net revenues. To a lesser extent, the increase in accounts receivable was due to slower collection of receivables related to mobile value-added services as certain provincial mobile operators delayed payments to all wireless service providers pending upon account reconciliations during the three months ended September 30, 2004. We however had received a majority of these delayed payments in October and November, 2004.

     Net cash provided by operating activities for the nine months ended September 30, 2003 was $26.4 million, including cash receipts from sales of approximately $68.6 million. Net cash provided by operating activities was primarily attributable to our net income of $22.2 million, adjusted by non-cash related expenses of $7.5 million and a net decrease in working capital items of $3.3 million. Of the working capital changes, the increase in accounts receivable of $7.8 million primarily resulted from the increase in our net revenues, especially our mobile value-added services during the nine months ended September 30, 2003.

Investing activities

     Net cash used in investing activities for the nine months ended September 30, 2004 was $96.8 million. This was primarily due to the purchase of equipment of $9.7 million, business acquisitions (net of cash acquired) of $27.2 million, investment in joint ventures of $1.4 million and purchase of short-term investments of $58.9 million. Cash used in business acquisitions (net of cash acquired) includes the last two installments of our acquisition of Memestar of $2.6 million, acquisition of Bravado of $0.9 million, acquisition of Crillion of $8.5 million, acquisition of Davidhill of $15.0 million and direct costs associated with the acquisitions of $0.2 million.

     Net cash used in investing activities for the nine months ended September 30, 2003 was $22.7 million. This was primarily due to the purchase of equipment of $4.3 million, business acquisition of Memestar (net of cash acquired) of $9.2 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $6.4 million.

Financing activities

     Net cash provided by financing activities for the nine months ended September 30, 2004 was $9.5 million, representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan. Net cash provided by financing activities for the nine months ended September 30, 2003 was $102.7 million, representing the net proceeds from the issuance of zero coupon convertible subordinated notes of $97.3 million, the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $4.4 million and proceeds from the repayment of shareholders’ notes of $1.0 million.

Contractual Obligations

     The following table sets forth our contractual obligations excluding those items have been reflected in the balance sheet as of September 30, 2004:-

	Payments due by period
		Less than	One to	Three to	More than
	Total	one year	three years	five years	five years
	(In thousands)
Contractual obligations:
Long-term debt obligations.	$—	$—	$—	$—	$—
Operating lease obligations	6,714	2,544	4,075	95	—
Purchase obligations	7,456	5,656	1,800	—	—
Other long-term liabilities	—	—	—	—	—

Total contractual obligations	$14,170	$8,200	$5,875	$95	$—

     Operating lease obligations include the commitments under the lease agreements for our office premises. Purchase obligations mainly include the commitments for Internet connection fees associated with web site production, content fees associated with web site production and mobile value-added services, advertising serving services, advertising tracking services and marketing activities.

     Besides the above contractual obligations, we are also obligated to pay contingent consideration on our acquisitions of Bravado, Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration of the Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. The contingent consideration in the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the 15 months after the agreement date. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.

     Apart from the above, we did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of September 30, 2004.

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

     We recorded a net income of approximately $14.5 million and $48.6 million for the three and nine months ended September 30, 2004. However, as of September 30, 2004, we had an accumulated deficit of approximately $34.5 million. We have only recently attained profitability and we cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     For both the three and nine months ended September 30, 2004, advertising revenue constituted 35% and 33%, respectively, of our total net revenue and our advertising revenue grew from approximately $11.4 million and $28.2 million for the three and nine months ended September 30, 2003, respectively, to approximately $18.5 million and $47.2 million for the three and nine months ended September 30, 2004, respectively. Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

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

     The majority of our recent revenue growth was from the development of our mobile value-added services. Our revenues from mobile value-added services accounted for 92% of our total non-advertising revenues for both the three and nine months ended September 30, 2004, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our mobile value-added services, at a sufficient rate, our revenue growth could be negatively affected.

     Our product offerings for mobile value-added services mainly include SMS, MMS, WAP and IVR. Our mobile value-added services offerings depend mainly on the cooperation of China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and to a lesser extent China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries. We have established cooperation arrangements with China Mobile and China Unicom and their subsidiaries. As of October 30, 2004, we offered our mobile value-added services pursuant to relationships with 28 provincial and local subsidiaries of China Mobile and 12 provincial subsidiaries of China Unicom.

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

     Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the three and nine months ended September 30, 2004, on average we received 79% and 79%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the three and nine months ended September 30, 2004, on average we received 73% and 73%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.

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

     China Mobile and China Unicom could change their operating policy at any time, which might result in discontinuation of some of our mobile value added services, which in turn, could result in material reduction of our revenues derived from mobile value-added services. In April 2003, China Mobile announced or reinforced the policy which prohibited utilizing its billing gateway for services that are not directly related to the mobile value-added service and prohibited billing for monthly services that have not been used by a subscriber for more than three months. These policy changes did not have a material impact on our mobile value-added services revenues but did have an impact on our planned product offerings in the subsequent periods. In July 2003, China Mobile disallowed mobile value-added service providers from utilizing third party web sites which do not possess an ICP license or Web Union to promote their mobile value-added service products. Our online promotions for our mobile value-added services were mainly relying on our own web sites and hence the Web Union issue did not have a significant impact on us.

     In addition to mobile operators, the Chinese Ministry of Information Industry (“MII”), the governing body of China’s mobile industry from time to time issues policies that regulate the business practices relating to mobile value-added services. During the quarter ended June 30, 2004, MII issued a notice to mobile operators including China Mobile and China Unicom. The notice required among other things that mobile operator and mobile value-added service providers highlight the details of service charges and the method of cancellation for mobile value-added services in their promotions; to seek confirmation from customers for services charged on a monthly subscription basis, and to separate mobile value-added service charges in detail in the customer fee statement. China Mobile and China Unicom started to enforce these new policies on June 1, 2004. As part of the enforcement, China Mobile and China Unicom required mobile value-added service providers to seek double confirmations from customers for most of the mobile value-added services charged on a monthly subscription basis and to provide easier cancellation for existing monthly subscription services. Although it is difficult to quantify the exact impact of these new policies, in general they have made the recruitment of new users more difficult and increased the churn rate of existing services.

     Over 80% of our mobile value-added service revenues are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all mobile value-added services to be charged on a monthly subscription basis, our revenues from mobile value-added services will be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our mobile value-added service revenues will be negatively impacted.

     Further, if China Mobile’s or China Unicom’s systems encounter technical problems or they refuse to cooperate with us, our mobile value-added services offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.

     China Mobile and its subsidiaries have recently started transitioning mobile value-added service providers to a new billing platform. Certain of their provincial subsidiaries have required us to switch to this new billing platform recently. They will require us to switch to the new billing platform in other provinces in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in more controls by the mobile operators in the operation, a higher failure rate for fee collection from our users or make it more difficult for us to recruit new users and hence reduce our revenues from mobile value-added services significantly. We have been monitoring the extent of the impact of the new billing platforms to our business and our confirmation rates used. We have been also evaluating the current mobile value-added services revenue recognition policy. If there were no consistent confirmation rates trend or there are continuous significant true up adjustments to our estimates under the new billing platforms, our current policy of estimating mobile value-added services revenues may not be appropriate. We may have to record the mobile value-added services revenues when we have received the billing statements from third party mobile operators. Due to the time lag of receiving the billing statements, our mobile value-added services revenues may fluctuate with the collection of billing statements. As of September 30, 2004, we had moved 5 provinces onto China Mobile’s new billing platform and we had mixed results from these five provinces. Due to the limited history, we are not yet able to isolate the effect of the new platform on the failure rates yet, but in general our assessment is that the new billing platforms increase failure rates. We plan to move another 8 provinces onto the new China Mobile billing platform in the quarter ending December 31, 2004.

     During the quarter ended September 30, 2004, several of China Mobile’s provincial operators including Guangdong, Jiangsu and Shandong provinces had imposed fee cap for monthly subscription based and usage based mobile value-added service. The impact for the change was insignificant for the quarter ended September 30, 2004 but could become significant in the future as more provinces impose such caps. We are monitoring the change and related impact closely.

     In the past, China Mobile and China Unicom have imposed penalties on mobile value-added service providers for violating certain operating policies relating to mobile value-added services. In some cases, they stopped making payments to certain service providers for a particular month for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for. In the future, if China Mobile or China Unicom impose more severe penalties on us for policy violations, our revenues from mobile value-added services may be negatively impacted for the period when such penalties are imposed.

     At the end of July 2004, China Mobile informed us that our IVR service with China Mobile had been temporarily suspended due to the violation of certain operating policies of China Mobile relating to IVR service. In conjunction with this suspension, China Mobile also suspended our application for new products under existing wireless platforms for three months and our applications for news products under new wireless platforms for six months starting from August 15, 2004. On October 15, 2004, our IVR service was resumed by China Mobile. However, we do not expect that we will generate significant revenues from IVR service in near future as we have to start from the beginning.

     We are also subject to potential liability and penalty for delivering inappropriate content through our mobile value-added services. One of the violations cited in the notice for temporary termination of our IVR service at the end of July was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases is vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the mobile value-added services relating to such content in the future. If they prevent us from offering such services, our profit from mobile value-added service will suffer.

     During 2004, Chinese Ministry of Information Industry (“MII”) required all mobile value-added service providers in China to re-apply a content provider license for providing cross-province mobile value-added services. Provincial mobile operators can terminate the service of a service provider if such license is not obtained. The effective date for the new license requirement varies among provinces but in general service providers have to be in compliance some time in 2004. We operate our mobile value-added services mainly through three variable interest entities controlled by us. We obtained new content provider license for one of the three entities from MII and have not obtained the new license for the other two entities. Although all these three entities meet the requirements for obtaining the new license, MII is of the view that we only need one license to cover all three entities since all of them are controlled by us. So far we have not encountered significant problem with the provincial mobile operators in the provinces where the new license requirement has been implemented and all these three entities are allowed to continue their services in these provinces. We cannot be sure that MII’s position with respect to our new license requirement will be consistent or provincial mobile operators will accept such position in all cases. We are in the process working with MII to find a better solution to meet the new license requirement for the two entities for which the new license has not been obtained.

     We are relying on new mobile value-added services such as MMS, IVR and WAP as a significant part of future revenue growth for mobile value-added services. We are not certain that these services will increase our total mobile value-added service revenues.

     Our mobile value-added service offerings include SMS, MMS, IVR and WAP. In the three and nine months ended September 30, 2004, we saw a significant increase in revenues from MMS, IVR and WAP services. These services accounted for approximately 22% of our total mobile value-added service revenues for the three months ended September 30, 2004, as compared to 16%, 7% and 2% in the three months ended June 30, 2004, March 31, 2004 and December 31, 2003, respectively. We rely on the growth of these services as a significant part of our revenues growth in mobile value-added service in the future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services compared to SMS services. We are not certain that revenues from these services will become a significant portion of our total mobile value-added service revenues.

     Our investment in online game, travel and online auctions may not be successful.

     Online game, travel, online auctions and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online game, we acquired Bravado Investment Limited to enter into the online travel business in the PRC, we have formed a joint venture agreement with Yahoo! to provide online auctions in the PRC, and we recently entered into an agreement to acquire Davidhill and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online game, travel, online auctions and instant messaging are Shanda, Ctrip, eBay/Eachnet and Tencent’s QQ. Our competitors in these areas tend to be more specialized in these specific markets, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profit, and our results and share price could suffer as a result.

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

     Approximately 60% and 62% of our net revenues for the three and nine months ended September 30, 2004, respectively, were from our mobile value-added services. The competition among providers of these services is highly competitive. A large number of independent mobile value-added service providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer mobile value-added services which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion Corporation to enhance our products and our market share in the mobile value-added service market in the PRC. If we are unable to compete and grow our mobile value-added service business, the ongoing payments that we are required to make under this agreement, or in our other investments in this area, could adversely affect our results of operations and profitability.

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

     As part of our business strategy, we have acquired and intend to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a mobile value-added service company, in January 2004 we entered into a joint venture agreement with Yahoo! to start an online auction business in China, in February 2004 we acquired Bravado, an online and offline hotel booking service company, in March 2004 we acquired Crillion, a mobile value-added services company, and in October 2004, we acquired Davidhill and its instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly.

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

     If we fail to timely report our management’s assessment of the effectiveness of our internal control over financial reporting, we may be subject to regulatory sanctions and may experience a loss of public confidence in our internal controls.

     Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required beginning with our fiscal year ending December 31, 2004 to include in our annual report our management’s assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year. In addition, our independent registered public accounting firm will be required to provide an attestation report on our management’s assessment of our internal control over financial reporting. Our management has not yet completed its assessment of the effectiveness of our internal controls. If our management fails to timely complete this assessment, or if our independent registered public accounting firm cannot timely attest to our management’s assessment, then we may be subject to regulatory sanctions and may experience a loss of public confidence in our internal controls. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results and cause us to fail to timely meet our regulatory reporting obligations. Any of these failures could have a negative effect on the trading price of our ordinary shares.

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

•	We only have contractual control over our web site in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, mobile value-added services or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, gives rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50% respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by Chinese Ministry of Information Industry (“MII”) on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

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

     The Chinese government also imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenues in U.S. dollar terms.” If we or any of our subsidiaries are unable to receive all of the revenues from our operations through these contractual or dividend arrangements, we may be unable to effectively finance our operations or pay dividends on our ordinary shares.

     Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it believes is inappropriate and we may be liable for such content or we may have to stop profiting from such content.

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

     We are also subject to potential liability and penalty for delivering inappropriate content through our mobile value-added services. At the end of July 2004, our IVR service was temporarily terminated by China Mobile for violating certain operating procedures. One of the violations cited in the notice for temporary termination was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases is vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the mobile value-added services relating to such content in the future. If they prevent us from offering such services, our profit from mobile value-added service will suffer.

     We have contracted with third parties to provide content and services for our portal network and to distribute our software, and we may lose users and revenue if these arrangements are terminated.

     We have arrangements with a number of third parties to provide content and services to our web sites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us which will result in a significant decrease of the amount of content we can publish on our website. We may lose users if Chinese government chooses to restrict or prevent state-owned media from cooperating with us and in which case our revenues will be impacted negatively.

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

     We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including China, the United States of America, Hong Kong and Taiwan. For the United States of America, Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations. We do not expect that we will record any income tax provisions for our operations in the United States, Hong Kong and Taiwan in the foreseeable future.

     We generated substantially all our net income from our China operations for the three and nine months ended September 30, 2004. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5%, 10% and 15% for the years ending 2004, 2005 and 2006, respectively. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.

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

     Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. Although in the past we have operated our business, and in the future we intend to operate our business so as to minimize the risk of PFIC treatment, you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year.

     Our stock price has been volatile historically, which may make it more difficult for you to resell shares when you want at prices you find attractive.

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the nine months ended September 30, 2004, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $19.78 to $48.25 and the sale price of our ordinary shares closed at $33.5 on October 30, 2004. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

     If we are required to record compensation expense in connection with stock option grants, our profitability may be reduced significantly.

     The Financial Accounting Standards Board (“FASB”) has recently proposed an accounting standard that will require that the fair value of all equity-based awards granted to employees be recognized in the income statement as compensation expense, beginning in the third quarter of 2005. The various methods for determining the fair value of stock options are based upon, among other things, the volatility of the underlying stock. The price of our ordinary shares has historically been volatile. Therefore, the adoption of the accounting standard requiring companies to expense stock options could negatively affect our profitability and the trading price of our ordinary shares. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. FASB is expected to issue final rules on stock option expensing in late 2004. We will continue to monitor developments relating to this proposed standard.

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

     We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability. Although we carry general liability insurance, our insurance may not cover potential claims of this type and is not adequate to indemnify us against all potential liabilities.

     We issued $100 million of zero coupon convertible subordinated notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.

     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the fiscal quarter ended September 30, 2004, the sale price of SINA ordinary shares did not exceed the threshold set forth in item (i) above for the required period of time; therefore, the Notes are not convertible into SINA ordinary shares pursuant to the threshold set forth in item (i) above during the quarter ending December 31, 2004. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.

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

     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations.

     The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.

     Our contractual arrangements with our variable interest entities in China are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with such economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties and therefore you may not have legal protections for certain matters in China.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of September 30, 2004, we had unrealized losses of $1.9 million included in accumulated other comprehensive loss in shareholders’ equity.

     Our convertible bonds issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding convertible bonds.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred were in Chinese renminbi, Taiwan dollars and Hong Kong dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the three and nine months ended September 30, 2004 was not material to us.

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

     We had recorded $0.9 million of equity loss from this investment through September 30, 2002 so the carrying value of this investment was $12.9 million at the time when the accounting method changed. The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other than temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. During the three months ended March 31, 2004, we sold $0.2 million of our shares in this investment and obtained a gain of $59,000. The fair market value of the investment in Sun Media Group at September 30, 2004 was $4.0 million as compared to its $6.6 million carrying value. We considered the decline in the value of this investment to be other than temporary and recognized $2.6 million as impairment of investment during the three months ended September 30, 2004. The fair market value of this investment was $3.7 million on October 29, 2004. We will continue to monitor the developments of Sun Media Group closely. If fair market value continues to drop, we will need to recognize additional impairment charges in the future periods.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     None.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits.

     (a) Exhibits.

2.1	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.3	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

10.1*	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINA CORPORATION
Dated: November 9, 2004
	By:	/s/ Charles Chao
Charles Chao
Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibit Index

2.1	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.3	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

10.1*	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.

*	Filed herewith.