Form 10-K
period 2004-12-31
SINA CORP
filed 2005-03-16
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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
Ordinary Share Purchase Rights

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,328,900,937 as of June 30, 2004, based upon the closing sale price for our ordinary shares as quoted by the Nasdaq National Stock Market reported for such date. Ordinary shares held by each officer and director and by each person known to the registrant (based on information provided by such persons and/or the most recent schedule 13G’s as filed by such persons) to beneficially own 5% or more of the outstanding ordinary shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

     As of March 10, 2005, there were 51,501,116 shares of the registrant’s ordinary shares outstanding, $0.133 par value.

DOCUMENTS INCORPORATED BY REFERENCE

     Part III (Items 10-14) incorporate information by reference from the definitive proxy statement for the 2005 Annual Meeting of Shareholders to be filed hereafter.

SINA CORPORATION

		Page No.
Item 10.	Directors and Executive Officers of the Registrant	99

Item 11.	Executive Compensation	99

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter	99

Item 13.	Certain Relationships and Related Transactions	99

Item 14.	Principal Accountant Fees and Services	99

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	100

	SIGNATURES	100

	POWER OF ATTORNEY	101

	EXHIBIT INDEX
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.5
EXHIBIT 10.48
EXHIBIT 10.49
EXHIBIT 10.50
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

     Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results or to changes in our expectations.

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

PART I

Item 1. Business

Overview

     SINA Corporation (“SINA”, “we” or the “Company”), is a leading online media company and value-added information services (“VAS”) provider in the People’s Republic of China (the “PRC” or “China”) and for Chinese communities worldwide. The Company offers a network of localized web sites targeting Greater China and overseas Chinese, and provides an array of services to its users including region-focused online portals, mobile value-added services (“MVAS”), search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce, and enterprise e-solutions. The Company generates revenue through advertising, MVAS, e-commerce and enterprise services. As of December 31, 2004, SINA had approximately 127.0 million registered users worldwide. See Note 14 “Segment Information” in our Notes to Consolidated Financial Statements for information about geographic areas.

     Founded by the merger between Beijing SINA Information Technology Co. Ltd. and California-based SINANET.com in March 1999, SINA, a Cayman Islands corporation has offices in seven cities and a network of four web sites around the world. SINA completed its initial public offering on the Nasdaq National Market in April 2000 and is now headquartered in Shanghai, China. Over the years, SINA has transformed itself from a pure Internet portal relying almost exclusively on online advertising to a company with multiple revenue streams.

     In 2004, the Company made additional acquisitions and established partnerships to expand upon its network of properties and services. In January 2004, the Company formed a joint venture with Yahoo! to provide online auctions in the PRC. In February 2004, the Company acquired Bravado Investments Limited (“Bravado”) to enter the PRC online travel market. In March 2004, SINA acquired Crillion Corporation (“Crillion”) to enhance its MVAS as well as increase its market share in the PRC MVAS market. In October 2004, SINA completed the acquisition of Davidhill Capital Inc. (“Davidhill”) and its instant messaging technology platform. The instant messaging technology platform allows users to communicate in real-time over the Internet and mobile phone networks. These new partners and alliances further strengthen SINA’s position as a leading portal in China and bring synergies to its overall business offerings.

Market Opportunity

     Our primary focus is the market in China. The success of our business is tied to the strength and vitality of the Chinese economic environment. With Gross Domestic Product, or GDP, growth of 9.5% in 2004, China represents the fastest growing country in the world. Similarly, there has been tremendous growth in the Chinese Internet market. At the end of December 31, 2004, China had 94 million of Internet users according to China Internet Network Information Center, making it the country with the second-largest Internet user base in the world. The mobile service sector, the area of focus for SINA’s mobile value-added business, continues to exhibit healthy growth. With 335 million mobile phone users at December 31, 2004, China has the largest mobile service market despite its low penetration rate of only 21%, according to International Telecommunication Union. The high growth and low penetration rates make China an attractive market for SINA. The adoption of 3G mobile technology and broadband access will allow for new and greater product applications and additional revenue streams for the Company in the near future.

Product Offerings

     SINA provides services through five major business lines including SINA.com (online news and content), SINA Mobile (“MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping, online auction and travel).

     We currently operate in two principal business segments globally: advertising and non-advertising. Please see the Consolidated Financial Statements for information on revenues, profit or loss and total assets for the last three fiscal years. The following table presents an overview of the Company’s financial reporting structure as well as its vertical properties and services:

Revenue Classification	Advertising (online advertising)

Non-advertising (MVAS, fee-based services, e-commerce, enterprise e-services)

Properties and					SINA
Services	SINA.com	SINA Mobile	SINA Online	SINA.net	E-Commerce

	o News and online content	o MVAS	o Community-based services	o Search	o Online shopping
	o Online advertising		o Online games	o Enterprise solutions	o Online auction
			o Casual games		o Travel and hotel
			o Instant messaging		booking services

Properties and Services

SINA.com

   SINA Portal Network

     SINA’s portal network consists of four destination web sites dedicated to users in Greater China including mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each of the destination sites consists of Chinese-language news and content organized into interest based channels, and offer extensive community and communication services and sophisticated web navigation capability through SINA search and directory services.

   Interest-Based Channels

     On all of its web sites, SINA offers for free a variety of interest-based channels that provide region-focused format and content. The most popular channels are:

■	SINA News. SINA News aggregates feeds from news providers, bringing together content from media companies such as China National Radio, Agence France-Presse (“AFP”), Associated Press, Nanfang Daily, Xinhua Net, Beijing Zhongxin Net, and Xinhua News Agency. Through SINA News, users have access to breaking news coverage, from multiple sources and points of view.

■	SINA Sports. SINA Sports provides access to up-to-the-minute news, real-time statistics and scores, text broadcast programming, local and global coverage.

■	SINA Entertainment. SINA Entertainment contains extensive coverage of the local and international entertainment news and events that are of interest to our users, including dining, movies, television programs, plays, operas as well as popular and classical music.

■	SINA Technology. SINA Technology is a wide-ranging channel for news and information relating to the technology industry along with product reviews and software downloads.

■	SINA Finance. SINA Finance provides a comprehensive set of financial resources, from business news to personal finance columns. SINA Finance also offers stock quotes from the Shanghai and Shenzhen stock exchanges as well as breaking news from individual listed companies and market trends analysis.

■	SINA Search. SINA Search provides a web directory that allows the users to search the web by subjects or via a directory tree. It also features a web page search engine for users to obtain relevant web content based on the key words they enter.

■	SINA Auto. SINA Auto is a comprehensive information source for car buyers and auto enthusiasts. The Auto channel covers the latest industry news, car reviews, comparison charts and a real-time interactive pricing and feature guides for car buyers.

■	SINA Real Estate. SINA Real Estate provides the latest news, pricing and availability on new, used and rental housing. It also features interactive electronic maps, discussion forums and how-to guides for buyers, sellers and owners of properties on topics ranging from home buying, selling, furnishing and repairing.

■	SINA Gaming. SINA Gaming, one of the largest gaming information web sites in China, SINA Gaming provides news and updates on popular online and PC games as well as game hardware and accessories in China. SINA Gaming also provides downloads and entry points for users to popular online games in China.

■	SINA Video. SINA Video provides SINA broadband users a range of entertainment and infotainment choices, including news, digital video, music TV, movies and more.

  Advertising Services

     SINA employs a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, higher-value contracts such as integrated marketing and communications packages. The Company’s advertising product offerings consist of banner, button, textlink advertisements that appear on pages within the SINA network, promotional sponsorships that are typically focused on a particular event, such as the Olympics, and advertising campaign design and management services.

     The Company’s primary target client base for advertising and sponsorships consists of global corporations doing business in Greater China and domestic companies in each of the regions SINA operate in, to which it sells from both its corporate and regional headquarters. Global corporations are typically Fortune 500 and Fortune 1000 companies with significant operations worldwide that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Chinese Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. A partial list of advertising clients includes: China Mobile, China Telecom, Shanghai Volkswagen, Hewlett Packard, BenQ, Microsoft, Dell, IBM, Johnson and Johnson, Lenovo, L’Oreal, Motorola, Nokia, Nike, China Merchants Bank, Samsung, and TCL.

     SINA derives its competitive advantage in online advertising from its brand prestige, high user traffic and diversified user demographics. SINA is consistently ranked the most influential web site by third party media publications, such as China Internet Weekly. The Company has a large number of unique users and the most desirable user demographics of well-educated, high-income individuals and the 25-35 age groups. These distinctions set SINA apart from its competitors and enable the Company to be the leader in the space of online advertising.

SINA Mobile

     SINA Mobile provides MVAS through the Monternet platform of China Mobile Communication Corporation (“China Mobile”) and the UNI-Info platforms of China Unicom Co., Ltd (“China Unicom”). SINA also works closely with provincial mobile operators to jointly promote its mobile value-added service offerings. In 2004, SINA generated $124.0 million in revenues from MVAS, accounting for 62% of total net revenues.

     SINA’s MVAS allow users to receive news and information, download ring tones and pictures, and participate in dating and friendship communities. Users can order these services through the web site or through their mobile phones on a monthly subscription basis or per-message basis.

     SINA offers MVAS through a wide range of products from content downloading, subscription to dating and mobile games, covering such platforms as short messaging service (“SMS”), multimedia messaging service (“MMS”), wireless application protocol (“WAP”), and interactive voice response system (“IVR”). SMS revenues made up the majority of 2004 mobile value-added services revenues. For the year ended December 31, 2004, SMS revenue was $103.3 million, and accounted for 83% of total MVAS revenues. The year 2004 saw the increasing adoption and growth of non-SMS or 2.5G MVAS, which include MMS, WAP, and Color Ringback Tone (“CRBT”). For the year ended December 31, 2004, non-SMS revenue was $20.7 million, representing an average of 1781% year over year growth.

     For the months of March (including the users from the acquisition of Crillion on a pro forma basis, assuming acquisition had occurred on March 1, 2004), June, September and December 2004, SINA had 12.5 million, 11.7 million, 15.3 million and 15.9 million unique mobile users for its MVAS, respectively. SINA receives payments from its users via China Mobile and China Unicom, who bill the users on the Company’s behalf and deduct a percentage of the revenue for providing the billing service. In addition, SINA is charged a per-message transmission fee by China Mobile and China Unicom, which varies depending on the type of message and volume of messages sent. In 2004, SINA generally received 77% and 72% of the amounts collected by China Mobile and China Unicom, respectively, from users of its MVAS.

     SINA’s competitive advantage in MVAS comes from its online and offline marketing channels. As a leading online media company in China, SINA has a large number of unique users and online content portfolio. Offline, SINA has a large local sales team that covers 29 out of the 32 provinces and municipalities in China as well as a significant presence in local radio, TV and print advertising.

     In January 2003, SINA acquired Memestar Limited, a MVAS provider in China to expand its customer base and product offerings. In March 2004, SINA acquired Crillion, a leading SMS valued-added service provider to further expand its customer base and product offerings in China. The acquisition of Memestar enhanced SINA’s existing ground sales force for mobile value-added business while Crillion brought expertise and a well-developed offline media distribution platform such as TV, radio and print publications for the mobile value-added business.

     SINA’s MVAS can be categorized into three main categories – news and information, community, and multimedia downloads:

News and Information	Community	Multimedia Downloads

o Headline news	o Dating and friendship	o Ring tones

o Financial news	o Games and quizzes	o Logos and pictures

o Technology news	o Educational products	o Screen savers

o Sports news

o Weather forecast

o Fortune-telling

o Jokes

     SINA provides its mobile data products through its SMS, MMS, WAP, IVR and CRBT services.

   Short Messaging Service

     As many mobile phones are able to display and send text in Chinese, SINA developed a suite of short messaging services that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and mobile games.

   Multimedia Messaging Service

     Using general packet radio service (“GPRS”) technology, MMS enables users to download color pictures and sophisticated ring tones, as well as to transmit more data per message. SINA currently provides MMS services in five major categories: MMS downloads, MMS news, MMS love, MMS jokes, and MMS dating/games.

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

   Color Ringback Tone (“CRBT”)

     SINA’s CRBT service gives mobile phone users the option to customize their ring back tone based on popular songs and special sound effects.

SINA Online

     SINA Online offers a variety of community-building services designed to encourage registered users to become active and loyal members, or SINA Netizens. The integrated SINA Mail, SINA UC, SINA Games, SINA Passport/Pay Point and SINA Dating service enable SINA Netizens to communicate with one another or with groups of people in the SINA community.

   SINA Mail

     Launched in 1999, the free SINA Mail boasts millions of registered users and supports both POP3 and SMTP servers. The storage capacity of the free email system has been expanded to a maximum of 2 gigabytes. SINA Mail also provides users with year-round anti-Spam and anti-virus protections.

   SINA UC

     In October 2004, SINA acquired Davidhill and its UC instant messaging technology platform. Launched in 2002, the UC instant messaging service allows users to communicate in real-time over the Internet and mobile phone networks. UC also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services. SINA UC is currently being offered free of charge.

  SINA Dating

     SINA Dating provides an online forum for those seeking friends and personal relationships. Users can meet new friends, chat and play games and enjoy many other personalized dating services.

   Premium Mail

     SOL Mail is a personal paid email service introduced in 2002, providing diversified and personalized services for users with different needs. SINA’s paid email service provides features such as anti-virus software, junk mail filter, and unlimited attachment size.

   Internet Access

     SINA offers dial-up Internet access to users through partners in China, Taiwan and the U.S.

   SINA Passport/Pay Point

     SINA Passport is a one-for-all login system that integrates formerly independent membership signups for different SINA products into one single step, enabling users to access any of SINA’s membership-only content with just one ID. SINA Pay Point is a payment system for purchasing a wide variety of SINA’s value-added products and services.

SINA Games

   Online Multiplayer Game

     In January 2003, SINA formed a joint venture with NCsoft, a leading online game provider in Korea to launch the popular online games Lineage and Lineage II in China. In November 2004, Lineage II was launched commercially, targeting the high end MMORPG (Massive Multiplayer Online Role Playing Game) market in China. Users can play the game by purchasing the physical or virtual point cards available either online or offline at Internet cafes, newsstands, and software outlets. From its commercialization launch to December 31, 2004, Lineage II had an average-concurrent-users of roughly 65,000.

   Casual Game

     In January 2004, SINA entered into a license agreement with Plenus Inc. to offer game portal service in China. SINA introduced for free iGame (http://igameport.sina.com.cn) that provides online casual games, card and board games as well as avatars and community-based services such as chat rooms and hompeys. At December 31, 2004, iGame had 6.1 million registered accounts, offering a total of 27 games.

SINA.net

     SINA.net provides enterprise solutions on an integrated platform to government agencies and small to medium-sized businesses in China. These solutions include search and listings services, web hosting, corporate email, and proprietary software products.

   Search and Listings

     SINA’s listing properties include a search engine, a directory and classified information. SINA’s search engine and directory provide an intuitive and user-friendly online guide to web navigation and a gateway to the vertical offerings on the SINA network. Users can either browse the directory listings by subject matter, or use SINA Search, a rapid keyword search function that scans the contents of the entire directory. In addition to any relevant listings from SINA’s directory, the Company provides users with web-wide search results from search engines provided by its partners. For browser-driven inquiries, SINA’s directory results include Sponsored Sites, a SINA created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword-search-driven inquiries, its search results also include SINA Sponsor matches, site listings with enhanced placement in search results that are bought by businesses or organizations.

   Corporate Email

     Leveraging its large-scale personal email system, SINA offers a premium email service to small and medium sized businesses. This email service includes the bundling of a pre-set number of email boxes with larger storage than SINA Mail as well as customized email addresses for business use.

SINA E-Commerce

     SINA’s e-commerce services are divided into three areas: SINAMall, the online shopping web site; 1Pai, the online auction joint venture with Yahoo!; and Fortune Trip, the online travel and hotel booking service.

  SINAMall

     SINA currently offers SINAMall, an online shopping web site, on its China and North America web sites. Its technology platform enables both multinational and local merchants to transact business online. SINA generates revenue from monthly hosting fees and through receiving a percentage of online sales from its merchant partners. SINA works with merchants to design customized marketing campaigns that involve both advertising and sales of their products over SINA’s network.

  Online Auction

     In January 2004, SINA established an online auction joint venture with Yahoo! to provide a new auctions-based ecommerce service for small- and medium-sized businesses and buyers and sellers in China. The auction site 1Pai provides both a fixed-price and bid-price model for the sale of consumer goods, and also offers a range of services to facilitate transactions. 1Pai connects buyers and sellers and is currently available free of charge.

  Travel and Hotel Booking

     In February 2004, SINA acquired Bravado which provides online and offline hotel booking services under the brand name Fortune Trip in China. With over 1,000 hotels in its nationwide hotel network, Fortune Trip provides leisure travel information and allows consumers to find and book flights and hotels online. Fortune Trip generates commission-based revenue on hotel booking.

Strategic Relationships

     SINA has developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend its brand and services to a broader audience.

Content Partnerships

     The goal of SINA’s content partnerships is to provide its users with the broadest offering of Chinese-language content available. SINA contracts with content partners to display their content on one or more of its web sites free of charge or in exchange for a share of revenue, a licensing fee, and access to SINA content or a combination of these arrangements. Some of SINA’s leading content providers include Xinhua News Agency, China National Radio, AFP, Associated Press, Nanfang Daily, and Beijing Zhongxin Net.

Application and Service Partnerships

     The goal of SINA’s application and service partnerships is to ensure that its users have access to user-friendly, reliable and scalable communication and search tools. Because many of the Company’s prospective partners have traditionally focused on non-Chinese speaking markets, SINA’s internal engineering and development teams often work closely with them to adapt their solutions to the Chinese-language market.

Technology Infrastructure

     SINA’s operating infrastructure is designed to serve and deliver hundreds of millions of page views per day to its users. This scalable infrastructure allows SINA’s users to access its products and services quickly and efficiently, regardless of their geographical location. SINA’s infrastructure is also designed to provide high-speed access by forwarding queries to its web hosting sites with greater resources or lower loads. The Company’s web pages are generated, served and cached by servers hosted at various co-location web hosting sites in China, U.S., Taiwan and Hong Kong.

     SINA’s servers run on Linux, FreeBSD, Solaris and Windows platforms using Apache and IIS servers. These servers are mainly maintained at China Telecom Corporation and China Netcom Corporation in Beijing, China, APOL in Taipei,

Taiwan, Qwest in Sunnyvale, California, as well as iAdvantage and Wharf T&T in Hong Kong. The Company believes that these hosting partners provide operating advantages, including an enhanced ability to protect its systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to its systems. In addition, SINA conducts online monitoring of all its systems for accessibility, load, system resources, network-server intrusion and timeliness of content. SINA’s mobile applications in China leverage the aforementioned web operation resources by utilizing the wireless infrastructure of China Mobile Communication Corporation and China Unicom Co., Ltd. to provide MVAS to SINA’s users.

Seasonality

     The Company experiences seasonality in its online advertising business. Traditionally, in the China market, the September quarter represents the best season for general advertising markets. This is followed by the June quarter and the December quarter. The March quarter is usually the worst season in China due to the Chinese New Year. There is little seasonality in the Company’s mobile value added services, online game, ecommerce and its enterprise business offerings.

Competition

     SINA operates in the market of online content and services for the global Chinese community. The industry can be classified as highly competitive and rapidly changing due to the fast growing market.

     Portals

     Other online content/services companies such as Sohu.com, Netease and Tom.com compete with SINA for user traffic, advertising revenue, e-commerce transactions, MVAS and other fee-based services. Industry consolidation, however, may occur as the market for the Internet in China matures, which could result in increased competition.

     Vertical Players

     As SINA expands its vertical product offerings into new areas such as online travel, online games and e-commerce, it faces increasing competition from companies that focus on these same verticals. In instant messaging, SINA faces competition from Tencent (“QQ”) and MSN. In online travel, Ctrip and eLong have significantly larger user bases than SINA. In online games, SINA’s key competitors include Shanda, Netease and other game operators. In online auction, the leading competitors are eBay/eachnet and Taobao. Similarly, Yahoo!/3721, Baidu and Huicong focus on the growing online search market in China. On the mobile side, the Company is seeing competition from non-portal service providers such as Kongzhong, Hurray and TOM Online that specialize in MVAS, including MMS, WAP and IVR services. As SINA continues to broaden its range of product offerings, it expects increasing competition from these vertical players in the coming years.

     International Players

     The Company also faces competition from international Internet companies such as Yahoo!, Microsoft, Ebay and Google. With the gradual opening of the telecommunication sector resulting from China’s entry into WTO, the Company expects increasing number of international portals and Internet companies to enter the Chinese online media industry. These companies may have greater brand recognition, financial resources and longer operating history than us.

     Traditional Media

     SINA also competes for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from, or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies.

     SINA’s ability to compete successfully depends on many factors, including the quality of its content, the breadth, depth and ease of use of its services, its sales and marketing efforts, and the performance of its technology. See also “Risk Factors — The markets for mobile value-added services and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.”

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

Government Regulation and Legal Uncertainties

The following description of PRC laws and regulations is based upon the opinions of Lawyers from Jun He Law Offices, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”

Overview

     The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship. Besides the Ministry of Information Industry, or MII, the various services of the PRC Internet industry are also regulated by various other governmental authorities, such as the State Administration for Industry and Commerce, or SAIC, the State Council Information Office, or SCIO, the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA), the Ministry of Education, or MOE, the Ministry of Culture, or MCPRC, the Ministry of Health, or MOH, and, the Ministry of Public Security.

     Among all the regulations, the Telecommunications Regulations of the People’s Republic of China, or Telecom Regulations, promulgated on September 25, 2000, is the primary governing law. Telecom Regulations set out the general framework under which domestic Chinese companies such as SINA’s subsidiaries may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation. The Telecom Regulations differentiate the telecommunications services into basic telecommunications services and value-added telecommunications services. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business”, an attachment to the Telecom Regulations and updated by MII’s Notice on Adjusting the Catalogue of Telecommunications Business of April 1, 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services.

     On December 20, 2001, after China’s formal entry into the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, may undertake operations in basic telecom services and value-added telecom services. Currently, the foreign party to a value-added FITE may hold up to 50% of the equity, with no geographic restrictions on its operations. Before that, foreign investors were prohibited from investing in Internet content services. The PRC government has not made any further commitment to loosen the regulation on FITEs.

     According to the Measures for the Administration of Internet Information Services described below, an enterprise must obtain an ICP license in the first place to conduct Internet content service businesses. When the Internet content involves areas of news, education, medical care, health or medicine, which are regulated by the MCPRC, the MOE, the MOH and other governmental authorities, respectively, the enterprise must also obtain permission from responsible national authorities.

     PRC Corporate Structure

     SINA is a holding company, which owns the following material wholly owned subsidiaries in China:

•	Beijing SINA Information Technology Co. Ltd. (“BSIT”)

•	Star-Village.com (Beijing) Internet Technology Limited

•	Beijing New Media Information Technology Co. Ltd.

•	Beijing SINA Internet Technology Service Co. Ltd.

•	Sina.com Technology (China) Co. Ltd.

•	Fayco Network Technology Development (Shenzhen) Co. Ltd.

     In compliance with PRC’s foreign investment restrictions on Internet information services and other laws and regulations, we conduct all our Internet information services, advertising and MVAS in China via the following significant domestic Variable Interest Entities, or VIEs:

•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling advertisements to advertisers directly under its online advertising license. It is also responsible for providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, our Chief Executive Officer and director, and 98.5% owned by six other non-executive PRC employees.

•	Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”), a China company controlled through business agreement. The Ad Company is responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of our subsidiaries in China.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It has been inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by five other of our non-executive PRC employees.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three of our non-executive PRC employees.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three of our non-executive PRC employees.

•	Shenzhen Wangxing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third party mobile operators to the users. It is owned by three of our non-executive PRC employees.

•	Beijing SINA Infinity Advertising Co., Ltd. (the “IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five of our non-executive PRC employees. This entity has an approved business scope including design, production, agency and issuance of advertisements.

     The capital investment in these VIEs is funded by SINA and registered as interest-free loans to these PRC employees. As of December 31, 2004, the total amount of interest-free loans to the employee shareholders of the VIEs listed above and the other two inactive VIEs was $9.0 million. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, our employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for non-payment of loans or for fees on technical and other services due to us.

     Classified Regulations

     Internet Information Services

     The Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from the MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their web sites. ICPs must police their web sites to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions set by other ministries over the past few years.

     On December 29, 2000, the ICP Company obtained an ICP license from the Beijing Telecommunications Administration, or the BTA (the municipal branch of the MII) for the first time. It also obtained a permit to operate its bulletin board systems on July 16, 2001 pursuant to additional ICP Measure regulations issued on October 8, 2000, which requires all companies that operate bulletin board systems, or BBS, to obtain official permits. Currently, the ICP Company holds a Value-Added Telecommunication Services Operating License which was issued on June 2, 2004 by the MII with a 5-year validity term subject to annual inspection.

     StarVI obtained an ICP license issued on April 8, 2003 by the BTA with a validity term up to December 28, 2005 subject to annual inspection. Star VI currently holds a Value-Added Telecommunications Services Operating License issued on January 17, 2005 by the MII with a 5-year validity term subject to annual inspection, authorizing the provision of nationwide business of information services (excluding fixed line phone call information services).

     Xunlong obtained an ICP license issued on March 21, 2003 by Guangdong Telecommunications Administration, or GTA, with a validity term up to June 3, 2007 subject to annual inspection. Xunlong currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by the MII with a validity term of five years subject to annual inspection, authorizing the provision of nationwide business of information services (excluding fixed line phone call information services).

     GDICP Company obtained an ICP license issued on December 8, 2003 by GTA with a 5-year validity term. GDICP Company currently holds a Value-Added Telecommunication Services Operating License issued on July 22, 2004 by the GTA with a validity term of four years, authorizing the provision of business of information services in Guangdong province (excluding fixed line phone call information services).

     Wangxing obtained a Value-Added Telecommunication Services Operating License issued by the GTA on April 15, 2004, authorizing the provision of business of information services (excluding fixed line phone call information services). Wangxing currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by the MII with a validity term of five years subject to annual inspection, authorizing the provision of business of information services (excluding fixed line phone call information services).

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

     Before commencing news-publishing services, the above regulations also require the general web sites of non-news organizations to be approved by SCIO after securing permission from SCIO at the provincial level. In addition, the general web sites intending to publish the news released by the aforementioned news agencies must enter into agreements with the respective organizations, and submit copies of such agreements to the relevant administration department.

     On December 27, 2000, SCIO approved the ICP Company to develop online news publishing services.

     Online Transmission of Audio-Visual Programs

     On July 6, 2004, the State Administration of Radio, Film and Television (“SARFT”) promulgated the Measures for the Administration of Publication of Audio-Visual Programs through Internet or Other Information Network, which apply to the opening, broadcasting, integration, transmission or download of audio-visual programs via Internet. An applicant who is engaged in the business of transmitting audio-visual programs shall apply for a license, which is to be issued by SARFT in accordance with the categories of business, receiving terminals, transmission networks, and other items. Validity term of the license is two years. Foreign invested enterprises are not allowed to engage in the above business. Moreover, the audio-visual programs of the news category published to the public through information network shall be limited to the programs produced and broadcasted by radio stations, television stations, radio television stations and approved news web sites within the territory of China.

     According to the Reply on Approvals for Beijing SINA Internet Information Service Co., Ltd. Engaging in the Business of Information Services Relating to Online Transmission of Audio-Visual Programs issued by the SARFT on October 17, 2004, the ICP company has been approved to carry out the online transmission of audio-visual programs. And, the ICP Company obtained a license with a validity term of two years from the SARFT on February 3, 2005.

     MVAS

     On December 26, 2001, the MII published the Administrative Measures for Telecommunication Business Operating Licenses, or Telecom License Measures to supplement the FITE Regulations. The Telecom License Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. There are two types of telecom operating licenses in China (including FITEs): license for basic telecom services and license for value-added telecom services. Furthermore, a distinction is made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities to be conducted by the enterprise. An approved telecom service operator must conduct its business (basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. However, there are still ambiguities regarding the interpretation and application of the FITE Regulations.

     The ICP Company has obtained a Value-Added Telecommunication Services Operating License issued by the BTA on August 11, 2003, which authorizes the provision of specialized mobile value-added telecom services. The ICP Company currently holds a Value-Added Telecommunication Services Operating License which was issued on June 2, 2004 by the MII with a 5-year validity term subject to annual inspection, authorizing nationwide provision of nationwide information service in value-added telecommunications services.

     Xunlong has obtained a Value-Added Telecommunication Services Operating License issued by the GTA on September 5, 2003, which authorizes the provision of call center service, mobile value-added telecom services and internet information services. Xunlong currently holds a Value-Added Telecommunication Services Operating Licenses issued on January 17, 2005 by the MII with a validity term of five years subject to annual inspection, authorizing the provision of nationwide mobile value-added telecom services.

     Star VI has obtained a Value-Added Telecommunication Services Operating License issued on January 17, 2004 by the BTA, authorizing the provision of mobile value-added telecom services. Star VI currently holds a Value-Added Telecommunications Services Operating License issued on January 17, 2005 by the MII with a 5-year validity term subject to annual inspection, authorizing the provision of trans-regional business of information services.

     Wangxing has obtained a Value-Added Telecommunication Services Operating License issued by the GTA with a validity term from April 15, 2004 to June 3, 2007 subject to annual inspection, authorizing the provision of mobile value-added telecom services. Wangxing currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by the MII with a validity term of five years subject to annual inspection, authorizing the provision of mobile value-added telecom services.

     Short Message Services

     On April 29, 2004, the MII issued the Notice on Certain Issues Regarding the Regulation of Short Massage Services (the “SMS Notice”). The Notice confirms that all mobile communication companies shall provide SMS in cooperation with information service providers who have obtained relevant operating license for SMS. In addition, all mobile communication companies and information service providers shall highlight the fee standards, payment methods and ways of withdrawal in their advertisements for SMS services. For services based on monthly payment and subscription services, providers shall confirm with the users in advance. Without such confirmation, it should be convinced that the user has withdrawn such requirement for services. The mobile communication companies and information service providers shall strictly comply with the service items as agreed upon with the users. And, the information service providers shall examine the contents of short messages. No short message may contain contents forbidden by law.

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

     According to the Internet Publishing Rules, web portals like SINA are required to apply to and register with the GAPP before distributing Internet publications. In accordance with these rules, the ICP Company obtained a license from the GAPP to distribute Internet publications on October 30, 2003 with a 10-year validity term subject to annual inspection.

     Online Games

     On December 30, 1997, the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, were published by the SPPA, and went into effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which has been interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of and register the copyright licensing contract with the GAPP.

     On March 4, 2003, the Provisional Regulations for the Administration of Online Culture were issued by the MCPRC and went to effect on July 1, 2003 (these regulations were revised by MCPRC on July 1, 2004). According to these regulations, commercial entities are required to apply to the relevant local branch of the MCPRC for an Online Culture Operating Permit to engage in online games services. On September 5, 2003, the MCPRC issued an Online Culture Operating Permit subject to annual inspection to the ICP Company, which authorizes the ICP Company to provide online games service.

     As to imported online games, the GAPP and the State Copyright Bureau jointly promulgated the Notice on Carrying out the Decision from the State Council Regarding the Approval of Electronic and Online Games Publications (the “Games Notice”). Imported online games publication is defined as “the online games publication published and issued within the territory of China by a Chinese publishing institute via copyright trade with foreign copyright owner of the said online games publication”. Publishing institutes shall apply to local publication authority for the import of such online games. After pre-approval by the provincial publication authority, the GAPP will examine contents of the online games and issue a final approval. Pursuant to the Games Notice and Copyright Law, the applicant, after duly establishment, shall file for record and register the copyright licensing contract with the GAPP.

     According to the Circular of the Ministry of Culture on Strengthening the Examination of Content of Online Games Products, entities engaged in developing and operating domestic online games products should register with the Ministry of Culture.

     SINA has duly conducted all relevant examination and record procedures for online games under its operation, including Lineage, Lineage II (both are imported online games) and iGame.

     Internet Medical, Health and Drug Information Services

     Pursuant to the Measures for the Administration of Internet Medical and Health Information Services issued on January 8, 2001, MOH, is responsible for reviewing the qualifications of web sites and approving their publication of health-related information. According to the Measures for the Administration of Internet Drug Information Services, issued by the State Drug Administration, or SDA, on July 8, 2004, web sites publishing drug-related information must obtain license from the SDA or its provincial departments.

     The ICP Company obtained the aforementioned approvals from Beijing Health Bureau and Beijing Drug Administration (the “BDA”) on May 27, 2002 and January 17, 2002, respectively, and has obtained the Qualification Certificate for Internet Drug Information Services issued by the BDA with a validity term from November 18, 2004 to November 17, 2009.

     Online Cultural Products

     The Provisional Regulations for the Administration of Online Culture as described above apply to entities engaged in activities related to “online cultural products”. Online cultural products are classified as: (1) online cultural products particularly developed for publishing via internet, which include online music and video files (including VOD and DV etc.), network games, online performing arts, online artworks, and online animation features and cartoons (including FLASH); and (2) online cultural products converted from audio and visual products, games, performing arts, artworks and animation features and cartoons, and published via internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of the MCPRC for an Online Culture Operating Permit if they intend to engage in any of the following types of activities:

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

     Online Advertising

     The SAIC promulgated the Notice on Registration Issues for Enterprises Specialized in Advertising Business (the “Ad Notice”) on July 19, 2004. Upon the issuance of the Ad Notice, an enterprise specialized in advertising business as specified in its business scope need not apply for the Advertising Operation License. As to placing advertisements on internet, such enterprise should apply for a business scope of Placing Online Advertisements on (name of the web site). SAIC and its local departments will not issue an Advertising Operation License to enterprises specialized in online advertising business.

     The IAd Company has an approved business scope to carry out the design, production, agency and issuance of advertisements, and has obtained an Advertising Operation License issued by BAIC on February 12, 2004 with a validity term of one year. According to the Ad notice, the IAd Company, as an enterprise with an approved business scope specializing in advertising, need not renew the license.

     The Ad Company has an approved business scope to carry out the design, production, agency and issuance of advertisements, and has obtained an Advertising Operation License issued by BAIC Haidian District Branch on July 5, 2004 with a validity term up to October 24, 2019.

     The ICP Company obtained an Advertising Operating License on January 1, 2004, which has expired since December 31, 2004. However, according to the Ad Notice, provided business scope of an enterprise has included placing online advertisements on web site, such enterprise will be allowed to carry out the business of placing advertisements on Internet, without an Advertising Operating License, and the ICP Company will maintain its online advertising business after it changes its business scope accordingly.

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

     According to the above regulations, any entity wishing to access international network connections for their computer information networks in the PRC must comply with the following requirements:

•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.

     We believe that the companies as described in PRC corporate structure are in proper compliance with these requirements.

     Information Security and Censorship

     Regulations governing information security and censorship include:

•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1997);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000); and

•	Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002).

     These legislations specifically prohibit the use of Internet infrastructure where it may breach public security, provide content harmful to the stability of the society or disclose state secrets. According to these legislations, it is mandatory for Internet companies in the PRC to complete security-filing procedures and regularly update information security and censorship systems for their web sites with the local public security bureau.

     According to the Detailed Implementing Rules for the Measures for the Administration of Commercial Web Site Filings for the Record, promulgated by the BAIC in July 2002, web sites must comply with the following requirements:

•	file with the BAIC and obtain electronic registration marks;

•	place the registration marks on their web sites’ homepages; and

•	register their web site names with the BAIC.

     The ICP Company successfully registered its web sites with the BAIC on December 23, 2003. Afterwards, SINA’s electronic registration mark is prominently placed on its homepage.

     In addition, the State Security Bureau (“SSB”) has issued regulations authorizing the blocking of access to any site it deems to be leaking State secrets or failing to comply with the relevant legislation regarding the protection of State secrets during online information distribution. Specifically, Internet companies in China with bulletin boards, chat rooms or similar services must apply for the approval of the SSB prior to operating such services. The ICP Company has established an internal security committee, adopted security maintenance measures, employed full-time BBS supervisors and has been exchanging information on a regular basis with the local public security bureau with regard to sensitive or censored information and web sites. Thus, it is in full compliance with the governing legislation.

     Encryption Software

     On October 7, 1999, the State Encryption Administration Commission published the Regulations for the Administration of Commercial Encryption, followed by the first Notice of the General Office of the State Encryption Administration Commission on November 8, 1999. Both of these regulations address the use of software in China with encryption functions. According to these regulations, purchase of encryption products must be reported. Violation of the encryption regulations may result in warning, penalty, confiscation of the encryption product, or criminal liabilities.

     On March 18, 2000, the Office of the State Commission for the Administration of Cryptography issued a public announcement regarding the implementation of those regulations. The announcement clarifies the encryption regulations as below:

•	Only specialized hardware and software, the core functions of which are encryption and decoding, fall within the administrative scope of the regulations as “encryption products and equipment containing encryption technology.” Other products such as wireless telephone, Windows software and browsers do not fall within this scope.

•	The PRC government has already begun to study the laws in question in accordance with WTO rules and China’s external commitments, and will make revisions wherever necessary. The Administrative Regulations on Commercial Encryption will also be subject to such scrutiny and revision.

     We believe that the companies as described in PRC corporate structure are in proper compliance with these requirements.

     Online education

     According to the Measures for the Administration of Educational web sites and Online Education School released on July 5, 2000, to open educational web sites and online education schools, application must be made to the administrative department overseeing education. Operation may begin only when it is inspected and approved by the administrative department. Educational web sites and online education schools shall not operate without the approval of the administrative department overseeing education.

     In compliance with the above regulation, the ICP Company obtained the aforementioned approvals from Beijing Education Committee on March 26, 2002.

     For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it deems as inappropriate and we may be liable for such content.”

Employees

     As of December 31, 2004, we had approximately 1,760 full-time employees, approximately 1700 of whom were employed in China, and the remaining employed in the United States of America, Hong Kong and Taiwan. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. We have never experienced a work stoppage or a labor dispute that has interfered with our operations.

Web Site Access to Our Periodic SEC Reports

     Our corporate Internet address is http://corp.sina.com. We make available free of charge on or through our web site our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by SEC rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements, and other information that we filed electronically.

Risk Factors

     Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.

     We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development. These risks include our ability to:

•	offer new and innovative products;

•	attract buyers for our MVAS;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increasing traffic and expanding services; and

•	expand the content and services on our network.

     Until recently, we had incurred net losses since inception and we may incur future losses.

     We recorded a net income of approximately $66.0 million for the year ended December 31, 2004. However, as of December 31, 2004, we had an accumulated deficit of approximately $17.1 million. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     For the years ended December 31, 2004 and 2003, advertising revenue constituted 33% and 36%, respectively, of our total net revenue and our advertising revenue grew from approximately $41.2 million for the year ended December 31, 2003 to $65.4 million for the year ended December 31, 2004. Our revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

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

     We are relying on MVAS for a significant portion of our future revenue, and we rely on China Mobile and China Unicom for service delivery and fee collection.

     The majority of our recent revenue growth was from the development of our MVAS. Our revenues from MVAS accounted for 92% and 88% of our total non-advertising revenues for the years ended December 31, 2004 and 2003, and we are deriving an increasing portion of our revenues from these services. If users do not adopt our MVAS, at a sufficient rate, our revenue growth could be negatively affected.

     Our product offerings for MVAS mainly include SMS, MMS, WAP and IVR. Our MVAS offerings depend mainly on the cooperation of China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We have established cooperation arrangements with China Mobile and China Unicom and their subsidiaries. As of January 31, 2005, we offered our MVAS pursuant to relationships with 29 provincial and local subsidiaries of China Mobile and 8 provincial subsidiaries of China Unicom. MVAS revenues via China Mobile and its subsidiaries were 87% and 95%, respectively, of our total MVAS revenues for the year 2004 and 2003. MVAS revenues via China Unicom and its subsidiaries were 13% and 5%, respectively, of our total MVAS revenues for the year 2004 and 2003.

     We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services.

     Under the agreements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies among products and the message volume. For the years ended December 31, 2004 and 2003, on average we received 77% and 78%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the years ended December 31, 2004 and 2003, on average we received 72% and 73%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.

     China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future. If either China Mobile or China Unicom chooses to increase such fees, our gross margin for MVAS and our operating profitability could be negatively affected significantly.

     China Mobile and China Unicom could change their operating policy at any time, which might result in negative impact on some of our MVAS, which in turn, could result in material reduction of our revenues derived from MVAS. In the past, China Mobile and China Unicom have made sudden and unexpected changes in their systems and processes, which harmed our business. They are likely to continue to make such changes in the future. We cannot assure you that they will not take actions in the future that are unpredictable and that may negatively impact our business results.

     For the year ended December 31, 2004, approximately 72% of our MVAS revenues are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted.

     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internally estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there were no consistent confirmation rates trend or there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the three months ending December 31, 2004, 28% of our MVAS revenues were estimated at period end.

     In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain service providers for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for. In the future, if China Mobile or China Unicom imposes more severe penalties on us for policy violations, our revenues from MVAS may be negatively impacted for the period when such penalties are imposed.

     We are subject to potential liability and penalty for delivering inappropriate content through our MVAS. One of the violations cited in the notice for temporary termination of our IVR service at the end of July 2004 was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases is vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the MVAS relating to such content in the future. If they prevent us from offering such services, our revenue from MVAS will suffer significantly.

     If China Mobile’s or China Unicom’s systems encounter technical problems or they refuse to cooperate with us, our MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.

     In addition to mobile operators, the Chinese Ministry of Information Industry, the governing body of China’s mobile industry from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

     We are relying on new MVAS such as MMS, IVR and WAP to be a significant part of future revenue growth for MVAS, but we are not certain that these services will continue to increase our total MVAS revenues.

     Our MVAS offerings include SMS, MMS, IVR and WAP. In the year ended December 31, 2004, we saw a significant increase in revenues from MMS, IVR and WAP services. These services accounted for approximately 17% of our total MVAS revenues for the year ended December 31, 2004, as compared to 2% for the year ended December 31, 2003. We are relying on the growth of these services as a significant part of our revenue growth in MVAS for future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services compared to SMS services. If revenues from these services do not continue to grow significantly, our financial position, results of operations and cash flows could be materially adversely affected, and the price of our ordinary shares could decline and you could lose part or all of your investment.

     Our investment in online game, travel, online auctions and instant messaging may not be successful.

     Online game, travel, online auctions and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online game, we have acquired Bravado to enter into the online travel business in the PRC, we have formed a joint venture with Yahoo! to provide online auctions in the PRC, and we have acquired Davidhill and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online game, travel, online auctions and instant messaging include Shanda, Ctrip, eLong, eBay/Eachnet, Taobao and Tencent’s QQ. Our competitors in these areas tend to be more specialized in these specific markets, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits, and our results and share price could suffer as a result.

     If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.

     We are developing new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, and the price of our ordinary shares could decline and you could lose part or all of your investment.

     The markets for MVAS and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.

     Approximately 62% and 56% of our net revenues for years ended December 31, 2004 and 2003, respectively, were from our MVAS. The competition among providers of these services is highly competitive. A large number of independent mobile value-added service providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion to enhance our products and our market share in the mobile value-added service market in the PRC. If our acquisition of Crillion is not successful and we are unable to compete and grow our mobile value-added service business, our failed investments in this area could adversely affect our results of operations and profitability.

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

     In the areas of online game, travel, online auctions and instant messaging, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that want to extend their businesses in the China market. The online game industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. In travel, our leading competitors are Ctrip and eLong. In online auctions, our leading competitors are Eachnet, which is wholly-owned by eBay, and Taobao. The main competitors for our instant messaging service are Tencent’s QQ and Microsoft’s MSN Messenger. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to this business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage against us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.

     Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.

     Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.

      As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a MVAS company, in January 2004 we entered into a joint venture agreement with Yahoo! to start an online auction business in China, in February 2004 we acquired Bravado, an online and offline hotel booking service company, in March 2004 we acquired Crillion, a MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.

     You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Factors that may cause our quarterly operating results to fluctuate include: our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

     We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our web site.

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedent value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	We only have contractual control over our web site in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, MVAS or electronic mail box services.

•	Uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations of some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements for additional capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise that provides either basic telecom services or value-added telecom services can hold no more than 49% or 50%, respectively, of such enterprises. The Administrative Measures for Telecommunications Business Operating License were promulgated by Chinese Ministry of Information Industry on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

     The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of the MII and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.

     In order to comply with PRC regulatory requirements, we operate our main businesses through companies with which we have contractual relationships but in which we do not have controlling ownership. If the PRC government determines that our agreements with these companies are not in compliance with applicable regulations, our business in the PRC could be adversely affected.

     The Chinese government restricts foreign investment in Internet-related, MVAS and advertising businesses, including Internet access, distribution of content over the Internet and MVAS, and advertising via the Internet. Accordingly, we operate our Internet-related and MVAS businesses in China through several variable interest entities, or VIEs, that are owned principally or completely by certain of our PRC employees or PRC employees of our subsidiaries. We control these companies and operate these businesses through contractual arrangements with the respective companies and their individual owners but we have no equity control over these companies. Such restrictions and arrangements are prevalent in other PRC companies we acquired.

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

     We rely on contractual arrangements with our VIEs for our China operations, which may not be as effective in providing control over these entities as direct ownership.

     Because PRC regulations restrict our ability to provide Internet content, MVAS and advertising services directly in China, we are dependent on our VIEs in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to maintain our China web sites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of SINA, especially if they leave SINA.

     Substantially all profits generated from our VIEs are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms under these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China in the future. In the event the tax authorities challenge our VIE structure, we may be forced to restructure our business operation, which could have a material adverse effect on our business.

     Restrictions on paying dividends or making other payments to us bind our subsidiaries and VIEs in China.

     We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including BSIT, Star-Village.com (Beijing) Internet Technology Ltd., Beijing

New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd. and others; and our VIEs. As a result, we depend on dividend payments from our subsidiaries in China for our revenues after they receive payments from our VIEs in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those VIEs. To the extent that these VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

     Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from advertising or distributing content that it believes is inappropriate and we may be liable for such content or we may have to stop profiting from such content.

     China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through MVAS that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any web site maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or via our MVAS, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

     In January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

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

     We are also subject to potential liability and penalty for delivering inappropriate content through our MVAS. At the end of July 2004, our IVR service was temporarily terminated by China Mobile for violating certain operating procedures. One of the violations cited in the notice for temporary termination was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases is vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or the Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the MVAS relating to such content in the future. If they prevent us from offering such services, our profit from MVAS will suffer.

     We have contracted with third parties to provide content and services for our portal network and to distribute our software, and we may lose users and revenue if these arrangements are terminated.

     We have arrangements with a number of third parties to provide content and services to our web sites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us which will result in a significant decrease of the amount of content we can publish on our web site. We may lose users if Chinese government chooses to restrict or prevent state-owned media from cooperating with us and in which case our revenues will be impacted negatively.

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

     A substantial part of our non-advertising revenues is generated through MVAS where we depend on mobile network operators for services delivery and payment collection. If we were unable to continue these arrangements, our MVAS could be severely disrupted or discontinued. Furthermore, we are highly dependent on these mobile service providers for our profitability in that they can choose to increase their service fees at will.

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

     Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the twelve months ended December 31, 2004, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $19.78 to $48.25 and the sale price of our ordinary shares closed at $31.15 on March 10, 2005. Our stock price has been subject to considerable daily fluctuations. For example, following an earnings announcement in February 2005 regarding the results of the fourth quarter and full year of 2004 and projections for the first quarter of 2005, our stock price declined from $27.35 to $24.39. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

     Anti-takeover provisions in our charter documents and SINA’s shareholder rights plan may discourage our acquisition by a third party, which could limit our shareholders’ opportunity to sell their shares at a premium.

     Our Memorandum and Articles of Association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change in control transactions. These provisions could have the effect of depriving shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or from otherwise engaging in a merger or similar transaction with us.

     For example, our Board of Directors has the authority, without further action by our shareholders, to issue up to 3,750,000 preference shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preference shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. In addition, if the Board of Directors issues preference shares, the market price of our ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be adversely affected. Similarly, the Board of Directors may approve the issuance of ordinary shares of debentures convertible into voting shares, which may limit the ability of the others to acquire control of us.

     In addition, we have adopted a shareholder rights plan pursuant to which our existing shareholders would have the right to purchase ordinary shares from the company at half the market price then prevailing in the event a person or group acquires more than 10% of our outstanding ordinary shares (or an additional 0.5% in the case of certain shareholders holding more than 10% at the time of the plan adoption, including Shanda Interactive Entertainment Limited (“Shanda” and its affiliates) on terms our Board of Directors does not approve. As a result, such rights could cause substantial dilution to the holdings of the person or group which acquires more than 10% (or an additional 0.5%, as the case may be). Accordingly, the shareholder rights plan may inhibit a change in control or acquisition and could adversely affect a shareholder’s ability to realize a premium over the then prevailing market price for the ordinary shares in connection with such a transaction.

     We have a single shareholder who can substantially influence the outcome of all matters voted upon by our shareholders and whose interests may not be aligned with yours.

     In February 2005, Shanda and several of its affiliates reported that they beneficially acquired approximately 19.5% of our outstanding ordinary shares. As a result, Shanda is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably. Additionally, in the event Shanda obtains Board representation, it may have influence over certain of the Company’s Business activities otherwise not subject to a shareholder vote.

     If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%.

     We are incorporated in Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including China, the U.S., Hong Kong and Taiwan. For the U.S., Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence we have not recorded income tax provisions or benefits for these locations. We do not expect that we will record any income tax provisions for our operations in the U.S., Hong Kong and Taiwan in the foreseeable future.

     We generated substantially all our net income from our China operations for years ended December 31, 2004 and 2003. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises, and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-

year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5% to 10% for fiscal 2005 and 2006. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our current tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.

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

     Wireless technology undergoes rapid changes. Our current MVAS business consists principally of text messaging. As the technology evolves to accommodate multi-media messaging services, wireless e-commerce and music download, and other applications, we would need to adapt to and support these services in order to be successful. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.

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

     We expanded rapidly in 2003 and 2004 by acquiring two new MVAS providers, one online and offline hotel booking company, one instant messaging company and entering into two new joint ventures. These new businesses and joint ventures provide various services such as MVAS, online and offline hotel booking, instant messaging, online games and online auctions. We anticipate continuous expansion in our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other web sites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially, adversely affected.

     Privacy concerns may prevent us from selling demographically targeted advertising in the future and make us less attractive to advertisers.

     We collect personal data from our user base in order to better understand our users and their needs and to help our advertisers target specific demographic groups. If privacy concerns or regulatory restrictions prevent us from selling demographically targeted advertising, we may become less attractive to advertisers. For example, as part of our future advertisement delivery system, we may integrate user information such as advertisement response rate, name, address, age or email address, with third-party databases to generate comprehensive demographic profiles for individual users. In Hong Kong, however, we would be in violation of the Hong Kong Personal Data Ordinance unless individual users expressly consented to this integration of their personal information. The Ordinance provides that an Internet company may not collect information on its users, analyze the information for a profile of the user’s interests and sell or transmit the profiles to third parties for direct marketing purposes without the user’s consent. If we are unable to construct demographic profiles for Internet users because they refuse to give consent, we will be less attractive to advertisers and our business could suffer.

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

     Based upon the nature of our income and assets, we may be classified as a passive foreign investment company, or PFIC, by the United States Internal Revenue Service for U.S. federal income tax purposes. This characterization could result in adverse U.S. tax consequences to you. For example, if we are a PFIC, our U.S. investors will become subject to increased tax liabilities under U.S. tax laws and regulations and will become subject to more burdensome reporting requirements. The determination of whether or not we are a PFIC is made on an annual basis, and those determinations depend on the composition of our income and assets, including goodwill, from time to time. Although in the past we have operated our business and in the future we intend to operate our business so as to minimize the risk of PFIC treatment, you should be aware that certain factors that could affect our classification as PFIC are out of our control. For example, the calculation of assets for purposes of the PFIC rules depends in large part upon the amount of our goodwill, which in turn is based, in part, on the then market value of our shares, which is subject to change. Similarly, the composition of our income and assets is affected by the extent to which we spend the cash we have raised on acquisitions and capital expenditures. In addition, the relevant authorities in this area are not clear and so we operate with less than clear guidance in our effort to minimize the risk of PFIC treatment. Therefore, we cannot be sure whether we are not and will not be a PFIC for the current or any future taxable year. In the event we are determined to be a PFIC, our stock may become less attractive to U.S. investors, thus negatively impacting the price of our stock.

     Future outbreaks of Severe Acute Respiratory Syndrome (“SARS”) and other widespread public health problems could adversely affect our business.

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

     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2004, the sale price of SINA ordinary shares exceeded the threshold set forth in item (i) above for the required period of time; therefore, the Notes are convertible into SINA ordinary shares pursuant to the threshold set forth in item (i) above during the quarter ending March 31, 2005. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.

     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

     Majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount are in Taiwan dollars, Hong Kong dollars and U.S. dollars. Our cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $123.3 million, which accounted for approximately 45% of our total cash, cash equivalents and short-term investment balance as of December 31, 2004. Our accounts receivable balance denominated in Chinese renminbi was approximately $38.9 million, which accounted for approximately 98% of our total accounts receivable balance as of December 31, 2004. Our liabilities balance denominated in Chinese renminbi was approximately $42.2 million, which accounted for approximately 24% of our total liabilities balance as of December 31, 2004. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of renminbi into foreign currency for current account items, conversion of renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of renminbi in the future. Because a significant amount of our future revenues may be in the form of renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.

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

     We conduct our operations in China and a significant portion of our assets is located in China. In addition, some of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. or many other countries providing for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.

     Political and economic conditions in Greater China and the rest of Asia are unpredictable and may disrupt our operations if these conditions become unfavorable to our business.

     We expect to derive a substantial percentage of our revenues from the Greater China market. Changes in political or economic conditions in the region are difficult to predict and could adversely affect our operations or cause the Greater China market to become less attractive to advertisers, which could reduce our revenues. We maintain a strong local identity and presence in each of the regions in the Greater China market and we cannot be sure that we will be able to effectively maintain this local identity if political conditions were to change. Furthermore, many countries in Asia have experienced significant economic downturns since the middle of 1997, resulting in slower GDP growth for the entire region as a result of higher interest rates and currency fluctuations. If declining economic growth rates persist in these countries, expenditures for Internet access, infrastructure improvements and advertising could decrease, which could negatively affect our business and our profitability over time.

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

     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.

     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.

     Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may cause adverse revenue fluctuations, affect our reported results of operations or how we conduct our business.

     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. On December 16, 2004, the Financial Accounting Standards Board adopted Statement 123R, “Share Based Payment,” which will require us, starting in the third quarter of the year ending December 31, 2005, to measure compensation costs for all stock based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. The various methods for determining the fair value of stock options are based upon, among other things, the volatility of the underlying stock. The price of our ordinary shares has historically been volatile. Therefore, the adoption of the accounting standard requiring companies to expense stock options could negatively affect our profitability and the trading price of our ordinary shares. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Item 2: Properties

     We carry out our advertising, mobile value-added and other services in China, U.S., Hong Kong and Taiwan, and a majority of our operations are in China and we have offices in Beijing, Shanghai, Guangzhou and Shenzhen. We also have some sales and marketing spaces in some provinces of China. In Beijing, we have offices under lease agreements that expiring from 2005 through 2008. In Shanghai, we have an office under a lease agreement that expires in August 2005. In Guangzhou, we have an office under a lease agreement that expires in September 2006. In Shenzhen, we have an office under lease agreements that expiring through August 2005. In San Mateo, California, we have an office under a sublease agreement that expires in September 2005. In Hong Kong, we have an office under a lease agreement that expires in December 2006. In Taipei, we have office under a lease agreement that expires in December 2006. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

Item 3: Legal Proceedings

     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors, in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005.

The complaints seek unspecified damages on alleged violations of federal securities laws during the period from October 26, 2004 to February 7, 2005. The complaints allege violations of the federal securities laws through the issuance of false or misleading statements during the class period covered. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. The Company intends to take all appropriate action in response to these lawsuits.

     From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our web sites.

Item 4: Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

PART II

Item 5: Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     Market Information

     SINA Corporation’s ordinary shares have been quoted on the Nasdaq National Market system under the symbol SINA since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s ordinary shares for each period indicated as reported on the Nasdaq Stock Market:

	High	Low
Year Ended December 31, 2003
First Quarter	10.38	5.63
Second Quarter	20.25	8.42
Third Quarter	43.30	21.60
Fourth Quarter	43.57	30.97
Year Ended December 31, 2004
First Quarter	48.25	35.96
Second Quarter	41.19	25.97
Third Quarter	31.54	19.78
Fourth Quarter	38.85	26.18

     The closing price of the Company’s ordinary share on the Nasdaq National Market on March 10, 2005 was $31.15.

     As of March 10, 2005, the Company had approximately 131 shareholders of record, although the Company believes there is a significantly larger number of beneficial owners of its ordinary shares.

     The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.

     Securities authorized for issuance under equity compensation plans

     The following table sets forth information for our equity compensation plans as of December 31, 2004:

Number of
securities
remaining available
for future issuance
under equity
			Weighted average	compensation plans
	Number of securities to		exercise price of	(excluding
	be issued upon exercise		outstanding	securities
	of outstanding options,		options, warrants	reflected in column
Plan Category	warrants and rights		and rights	(a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,417,588	(1)	$11.62	4,843,794	(2) (3)
Equity compensation plans not approved by security holders	—		N/A	—
Total	5,417,588		$11.62	4,843,794

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

     Issuer Purchases of Equity Securities

     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2004.

Item 6. Selected Financial Data

     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. In November 2002, we changed our fiscal year-end from June 30 to December 31. The consolidated statement of operations presents the twelve month results for the two years ended December 31, 2004 and 2003, the six month results for the six months ended December 31, 2002, as well as the twelve month results for the years ended June 30, 2002, 2001, and 2000. The unaudited consolidated statement of operations of the twelve months results for the year ended December 31, 2002 is also presented.

	Years Ended			Six Months Ended	Years Ended
	December 31,			December 31,	June 30,
	2004	2003	2002	2002	2002	2001	2000
			(unaudited)
				(In thousands)
Consolidated Statement of Operations Data:

Net revenues:

Advertising	$65,417	$41,173	$24,703	$13,869	$21,105	$23,393	$11,013
Non-advertising	134,570	73,112	14,191	9,347	7,403	3,290	3,157

	199,987	114,285	38,894	23,216	28,508	26,683	14,170

Cost of revenues:

Advertising	22,187	14,001	11,267	5,824	11,537	13,771	8,950
Non-advertising	39,424	20,405	4,140	2,676	1,938	1,169	1,965
Stock-based compensation	—	31	102	42	133	414	605

	61,611	34,437	15,509	8,542	13,608	15,354	11,520

Gross profit	138,376	79,848	23,385	14,674	14,900	11,329	2,650

Operating expenses
Sales and marketing	39,585	21,741	12,419	6,457	12,468	21,694	17,476
Product development	10,355	6,340	5,916	2,755	6,666	9,648	7,358
General and administrative	15,619	11,551	8,896	4,480	8,237	8,918	6,951
Stock-based compensation	—	523	1,692	699	2,208	7,097	18,460
Amortization of intangible assets	3,492	1,749	1,777	90	5,063	6,765	6,807
Write-off of intangible assets	—	903	—	—	—	—	—

	69,051	42,807	30,700	14,481	34,642	54,122	57,052

Income (loss) from operations	69,325	37,041	(7,315)	193	(19,742)	(42,793)	(54,402)
Interest income	5,139	2,757	2,819	1,034	4,212	7,336	3,801
Other expenses	—	(162)	—	—	—	—	—
Amortization of convertible debt issuance cost	(685)	(341)	—	—	—	—	—
Loss on investments, net	(1,390)	(6,063)	—	—	—	—	—
Loss on equity investments	(3,165)	(914)	(453)	(311)	(562)	(894)	(501)

Income (loss) before income taxes	69,224	32,318	(4,949)	916	(16,092)	(36,351)	(51,102)
Provision for income taxes	(3,228)	(895)	—	—	—	—	—

Income (loss) before minority interest	65,996	31,423	(4,949)	916	(16,092)	(36,351)	(51,102)
Minority interest	—	—	—	—	—	—	119

Net income (loss)	65,996	31,423	(4,949)	916	(16,092)	(36,351)	(50,983)

Accretion on Mandatorily Redeemable Convertible Preference Shares	—	—	—	—	—	—	(84)

Net income (loss) attributable to ordinary shareholders	$65,996	$31,423	$(4,949)	$916	$(16,092)	$(36,351)	$(51,067)

Basic net income (loss) per share	$1.33	$0.66	$(0.11)	$0.02	$(0.36)	$(0.91)	$(3.44)

Shares used in computing basic net income (loss) per share	50,274	47,840	45,629	45,725	44,315	40,110	14,836

Diluted net income (loss) per share	$1.15	$0.58	$(0.11)	$0.02	$(0.36)	$(0.91)	$(3.44)

Shares used in computing diluted net income (loss) per share	58,204	54,794	45,629	48,030	44,315	40,110	14,836

	As of December 31,			As of June 30,
	2004	2003	2002	2002	2001	2000
		(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$153,768	$158,148	$53,262	$31,095	$52,505	$99,149
Working capital	252,027	219,866	91,814	89,914	102,246	125,867
Total assets	430,425	289,897	130,479	121,355	133,122	156,038
Convertible debt	100,000	100,000	—	—	—	—
Total shareholders’ equity	253,345	159,507	117,387	111,690	119,967	146,817

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, the negative of such terms or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Business — Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Business – Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.

Overview

     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together these provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services.

     The primary focus of our operations is in China, where we derive the majority of our revenues. From 1999 to 2001, our growth was mainly driven by online advertising business and revenues from online advertising accounted for a majority of our total revenues. We began offering MVAS under arrangements with third-party mobile operators in the PRC in late 2001 and have since experienced significant growth in MVAS revenues. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future periods.

     Our revenues

     We derive our revenues from advertising and non-advertising sources.

     Advertising

     Advertising revenues are derived principally from online advertising arrangements, sponsorship arrangements, or a combination of them. Online advertising arrangements allow advertisers to place advertisements on particular areas of our web sites, in particular formats and over particular periods of time. Sponsorship arrangements allow advertisers to sponsor a particular area on our web sites in exchange for a fixed payment over the contract period. We sell online advertisements through our advertising agencies or through our direct sales force. For fiscal 2004 and 2003, advertising revenues accounted for 33% and 36% of our total net revenues, respectively.

Non-advertising

     Non-advertising revenues are derived primarily from MVAS, fee based services, e-commerce and enterprise services. For fiscal 2004 and 2003, non-advertising revenues accounted for 67% and 64% of our total net revenues, respectively.

     MVAS. MVAS revenues are derived principally from providing mobile phone users with short messaging service (“SMS”), multimedia messaging service (“MMS”), wireless application protocol (“WAP”) services and interactive voice response system (“IVR”) services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Such services are charged on a monthly subscription or on a per message basis.

     We began offering MVAS in China in late 2001. We expanded our market share in China by acquiring Memestar Limited in January 2003 and Crillion Corporation in March 2004. We diversified our product offerings and launched our WAP services in December 2002, MMS in April 2003 and IVR services in December 2003. For fiscal 2004 and 2003, revenues from MVAS accounted for 62% and 56% of our total net revenues, respectively.

     We have established cooperation arrangements with third-party mobile operators China Mobile Communication Corporation (“China Mobile”) and China Unicom Co., Ltd. (“China Unicom”) and their subsidiaries. As of December 31, 2004, we offered our MVAS pursuant to relationships with 29 provincial and local subsidiaries of China Mobile and 8 provincial subsidiaries of China Unicom. MVAS revenues via China Mobile and its subsidiaries were 87% and 95%, respectively, of our total MVAS revenues for the year 2004 and 2003. MVAS revenues via China Unicom and its subsidiaries were 13% and 5%, respectively, of our total MVAS revenues for the year 2004 and 2003.

     We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services.

     Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For fiscal 2004 and 2003, we received on average 77% and 78%, respectively, of the amount we charged to our users from China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For fiscal 2004 and 2003, we received on average 72% and 73%, respectively, of the amount we charged to our users from China Unicom platform after China Unicom deducted the fees for collection and transmission. China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted.

     Fee-based service revenues. Fee-based service revenues mainly include services fees received from offering information subscriptions on our web sites, online games, virtual ISP and paid email services.

     E-commerce revenues. E-commerce revenues include transaction and slotting fees paid by merchants for selective positioning and promoting their goods or services within our online mall, SinaMall. Our transaction-based, e-commerce revenues have been minimal.

     Enterprise service revenues. Enterprise service revenues mainly include paid search and directory listings, corporate emails, classified listings, e-learning and enterprise e-solutions. The majority of enterprise service revenues are generated from paid search and directory listing and for fiscal 2004, 2003 and 2002, revenues from paid search and directory listing amounted to $5.5 million, $3.7 million and $0.5 million, respectively, or 4%, 5% and 4%, respectively, of our total non-advertising revenues.

     Material acquisitions

     In January 2003, we completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became one of our wholly-owned subsidiaries. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC, is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance our MVAS as well as increase our market share in the PRC MVAS market. The aggregate purchase price of $24,255,113 is comprised of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, delivered at the closing of the acquisition; (c) $5,250,000 in cash paid in four equal installments after the closing date of the acquisition; (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement; and (e) approximately $165,000 in legal and professional fees related to the acquisition. As a result of the acquisition, we recorded intangible assets relating to customer lists and non-competition clauses in the amount of $2.2 million, which were amortized over periods ranging from fourteen to eighteen months. Amortization expense for fiscal 2004 and 2003 amounted to $0.5 million and $1.7 million, respectively. In addition, we recorded goodwill in the amount of $18.1 million representing the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill is not amortized but is tested for impairment annually. We performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2004. The purchase allocation for Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the signing of the definitive agreement, we obtained effective control over Memestar; accordingly, the operating results of Memestar have been consolidated with our results starting January 6, 2003.

     In March 2004, we completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance our MVAS as well as increase our market share in the PRC MVAS market. The aggregate purchase price is comprised of an initial consideration and two contingent considerations on achieving specified earnings in future periods. The initial consideration of $18,958,486 is comprised of three elements: (a) $9,898,785 in cash; (b) 195,593 newly issued SINA ordinary shares, valued at $8,534,701 at the time of closing, delivered at the closing of the acquisition; and (c) approximately $525,000 in legal and professional fees related to the acquisition. The two contingent considerations are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would be roughly 1.5 to 2.0 times of 2004 and 2005 earnings, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. As of December 31, 2004, we estimated that the additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million, which was recorded as additional goodwill in the fourth quarter of fiscal 2004. As a result of the acquisition, we recorded intangible assets relating to the customer lists, content provider contracts and non-competition arrangements clauses in the amount of $4.5 million, which were amortized over periods ranging from sixteen to thirty-six months. Amortization expense related to intangible assets for fiscal 2004 amounted to $2.0 million. As of December 31, 2004, total goodwill recorded for the Crillion acquisition was $38.0 million, which included an initial $9.9 million, representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and the $28.1 million for the achievement of the 2004 performance target. In accordance with SFAS 142, goodwill is not amortized but is subject to annual impairment assessment. We performed an impairment test relating to goodwill arising from Crillion acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2004. The purchase price allocation for the Crillion acquisition was based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion were consolidated with our operating results starting March 25, 2004.

     On July 1, 2004, we entered into an agreement to acquire Davidhill Capital Inc., a British Virgin Islands limited liability corporation (“Davidhill”), and its UC instant messaging technology platform. The closing of the acquisition occurred on October 19, 2004, but the operating results of Davidhill have been consolidated with those of SINA starting July 1, 2004, when we took over the effective control of Davidhill. The primary purpose of the acquisition was to leverage UC instant messaging technology platform to SINA’s long-term web and wireless strategy. Davidhill owns the UC instant messaging technology platform and certain fixed assets (the “asset group”) via its wholly-owned subsidiary in the PRC. We acquired the asset group through a purchase of all of the outstanding shares of Davidhill. We considered EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, and concluded that the asset group constitutes a business. We therefore applied SFAS No. 141, “Business Combinations”, to account for the acquisition of Davidhill. As a result of such acquisition, Davidhill became one of our wholly-owned subsidiaries. The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified performances in future periods. The initial consideration of $15,250,000 is comprised of three elements: (a) $12,600,000 in cash; (b) 63,828 newly issued SINA ordinary shares, valued at $2,400,000 in accordance with the average of per share closing prices of SINA ordinary shares on the NASDAQ National Market during the thirty (30) calendar days immediately preceding July 1, 2004, delivered at the closing of the acquisition; and (b) approximately $250,000 in legal and professional fees related to the acquisition. The contingent consideration of the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the 15 months after the agreement date. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares. As a result of the acquisition, we recorded intangible assets relating to technology and non-competition arrangements in the amount of $10.8 million, which were amortized over periods ranging from twenty-seven months to ten years months. Amortization expense of related intangible assets for fiscal 2004 amounted to $0.6 million. Goodwill of $4.3 million was recorded representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at initial valuation and annually thereafter. The purchase price allocation and initial valuation of goodwill for the Davidhill acquisition was based on an appraisal performed by an independent appraisal firm in the United States in September 2004. Davidhill and its subsidiary have not commenced generating any revenue from the UC instant messaging services.

     See further discussion on the acquisitions of Memestar, Crillion and Davidhill in Note 2 in Notes to Consolidated Financial Statements in Item 8.

     Financing

     We had incurred net losses through September 30, 2002. We had an accumulated deficit of approximately $17.1 million as of December 31, 2004. We have funded our operations and capital expenditures primarily using the net proceeds raised through the sale of preference shares prior to our initial public offering and the sale of our ordinary shares in the initial public offering. Since we became profitable, we have also financed our operations using our net income from operations. We raised additional financing by issuing zero coupon convertible subordinated notes in July 2003. We will continue our investment in the development and enhancement of our products, content and services, as well as investment in sales and marketing. If we are unable to generate sufficient net income from our operations in the future, we may have to finance our operations from the current funds available.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, employee benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition policies

     Advertising

     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of our web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on our web sites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our web sites are recognized ratably over the term of such programs.

     In accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on relative fair value for revenue recognition purpose. We recognize revenue on the elements delivered and defer the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied.

     Revenues from barter transactions are recognized during the period in which the advertisements are displayed on our properties. Barter transactions are recorded at the lower of the fair value of the goods and services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Revenues from barter transactions were minimal for all periods presented.

     Non-advertising

     Non-advertising revenues are mainly derived from MVAS, fee-based services, e-commerce and enterprise services.

     MVAS. MVAS revenues are derived principally from providing mobile phone users with SMS, MMS, WAP and IVR services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     We contract with third-party mobile operators for billing and transmission services related to the MVAS transmitted to our users. In accordance with EITF 99-19, revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators.

     Due to the time lag of receiving billing statements from third-party mobile operators, MVAS revenues are estimated based on our internal records of billings and transmissions for the month, adjusting for prior period confirmation rates with mobile operators and prior period discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. Prior period confirmation rate applies to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six months historical rates available, given that we have obtained six months of confirmation rates. Historically, there have been no significant true up adjustments to the estimates. To the extent that such revenues cannot be accurately estimated, we rely on the billing statements from the mobile operators to record revenues.

     Historically, due to the time lag of mobile operator billing statements and lack of adequate information to make estimates, we adopted the one-month lag reporting policy for our MVAS revenues described above. This policy has been applied on a consistent basis but does not apply to MVAS revenues from acquired entities Memestar and Crillion. For the years ended December 31, 2004, 2003 and 2002, we recorded $124.0 million, $64.4 million and $9.1 million of revenues from our MVAS, respectively. If we had not used the one-month lag reporting policy, our revenues from MVAS for those periods would have been $124.7 million, $68.3 million and $9.7 million, respectively.

     We purchase certain content from third party content providers for our MVAS. Most of these arrangements state that the fees payable to the third party content providers are calculated based on certain percentages of the revenue earned by their content after deducting the fees paid to third party mobile operators. Our MVAS revenue is inclusive of such fees since we act as the principal in these arrangements by having the ability to determine the fees charged to end users and being the primary obligor to the end users with respect to providing such services.

     Fee based services. Fee-based services allow our users to subscribe for services on our web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     E-commerce. E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within our online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on our web site while the commission revenue is recognized on a net basis after both successful online verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

     Enterprise services. Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

     Allowances for doubtful accounts

     We determine the allowance for doubtful accounts based on actual bad debt rate in the prior year and other factors. We also provide specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected, including an assessment of all receivables over 180 days. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Consolidation of Variable Interest Entities

     We have adopted FASB Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities (“VIEs”), an Interpretation of ARB No. 51”. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns.

     To comply with PRC laws and regulations, we provide substantially all our Internet content provision, MVAS and advertising services in China via our VIEs. These VIEs are wholly or partially owned by certain of our PRC employees. The capital is funded by us and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation.

     Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of loans outstanding. All voting rights of the VIEs are assigned to us and we have the right to appoint all directors and senior management personnel of the VIEs. We have also entered into exclusive technical service agreements with the VIEs under which we provide technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to us. As of December 31, 2004, the total amount of interest-free loans to the employee shareholders of VIEs listed below and the two other inactive VIEs was $9.0 million.

The following is a summary of our VIEs:

•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the related advertising space to the Ad Company or to advertisers directly. It is also responsible for providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, our Chief Executive Officer and director, and 98.5% owned by six other of our non-executive PRC employees. The registered capital of the ICP Company is $2.4 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of our subsidiaries in China. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It has been inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by six other of our non-executive PRC employees. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three of our non-executive PRC employees. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three of our non-executive PRC employees. The registered capital of the StarVI is $1.2 million.

•	Shenzhen Wang Xing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third-party mobile operators to the users under its Internet content company license. It is owned by three of our non-executive PRC employees. The registered capital of Wangxing is $1.2 million.

•	Beijing SINA Infinity Advertising Co., Ltd. (“the IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five of our non-executive PRC employees. This entity has an approved business scope including design, production, agency and issuance of advertisements. The registered capital of the IAD Company is $0.1 million.

     We began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001 (see Item 8, Note 7-Related Party Transactions). The GDICP Company was established in 2002 but did not begin activities until 2003. Operating results for the GDICP Company were consolidated for the year ended December 31, 2003. Xunlong and Star VI were acquired from the Memestar acquisition (see Item 8, Note 2-Acquisition — Memestar) in January 2003 and the operating results for these two companies were consolidated in our consolidated statement of operations since January 6, 2003. Wangxing was acquired from the Crillion acquisition (see Note 2 – Acquisition — Crillion) in March 2004 and the operating results for Wangxing were consolidated in our consolidated statement of operations since March 24, 2004. The operating results for IAD have been consolidated into our consolidated statement of operations since its establishment in the fiscal 2004.

     As of December 31, 2004, the aggregate accumulated losses of all VIEs were approximately $2.4 million and have been included in the consolidated financial statements.

     Available for sale securities investments

     Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income statement during the period in which the gain or loss is realized. If we determine a decline in fair value is other-than- temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increases and decreases in the fair value of available for sale securities will be included in comprehensive income through a credit or charge to shareholders’ equity, except for an other-than-temporary impairment which will be charged to income statement.

     Investments classified as available for sales securities include marketable equity securities of Sun Media Group and marketable debt securities. We invest in marketable debt securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classify them as short-term investments.

     Business combinations

     We account for our business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports, for material purchases, as well as our experience with similar assets and liabilities in the similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. We apply the criteria specified in EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.” to determine whether acquired asset groups constitute a ‘business’.

     Goodwill and intangible assets, net

     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in its subsidiaries and variable interest entities. We adopted SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. We assess goodwill for impairment in accordance with SFAS 142.

     We apply the criteria specified in SFAS No. 141, “Business Combinations”, (“SFAS 141”) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. We review the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible calculated using a discounted future cash flow analysis.

     We use estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

     Deferred tax assets

     We record a valuation allowance for deferred tax assets, if any, based on our estimates of our future taxable income as well as our tax planning strategies when it is more likely than not that a portion or all of our deferred tax assets will not be realized. If we are able to utilize more of our deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase our net income when those events occur.

Results of Operations

Years ended December 31, 2004, 2003 and 2002

Net revenues

	Years ended December 31,
	2004		2003		2002 (unaudited)		% of Change
	(in thousands, except percentages)
							YOY	YOY
							04&03	03&02
Net Revenues
Advertising	$65,417	33%	$41,173	36%	$24,703	64%	59%	67%

Non-advertising
MVAS	123,954	62%	64,377	56%	9,079	23%	93%	609%
Other	10,616	5%	8,735	8%	5,112	13%	22%	71%

Non-advertising	134,570	67%	73,112	64%	14,191	36%	84%	415%

Total net revenues	$199,987	100%	$114,285	100%	$38,894	100%	75%	194%

     Total net revenues increased 75% from fiscal 2003 to fiscal 2004 and 194% from fiscal 2002 to fiscal 2003 primarily due to growth in MVAS. MVAS contributed to 62%, 56% and 23% of fiscal 2004, 2003 and 2002 of total net revenues, respectively. The increases in revenues from MVAS were primarily driven by the growth of MVAS market in China and our acquisitions of Memestar in January 2003 and Crillion in March 2004.

     Advertising. Advertising revenues grew 59% from fiscal 2003 to fiscal 2004. The increase was primarily due to the growth of online advertising spending in the PRC market, as more advertisers began to accept the Internet as a medium for advertisement. For fiscal 2004, advertising revenues from China accounted for 94% of our total advertising revenues, compared to 90% and 79% of our total advertising revenues for fiscal 2003 and 2002, respectively. The number of advertising customers in China was approximately 763 for the year ended December 31, 2004, as compared to 582 and 503 for the years ended December 31, 2003 and 2002, respectively. Average revenues per advertising customer in China were $81,000 for fiscal 2004, as compared to $63,000 and $39,000 for fiscal 2003 and 2002, respectively.

     Non-advertising. Non-advertising grew 84% from fiscal 2003 to fiscal 2004 and 415% from fiscal 2002 to fiscal 2003. The increases were primarily driven by the growth of our MVAS revenues in China, which represent 92% of our total non-advertising revenues in fiscal 2004, as compared to 88% and 64% in fiscal 2003 and 2002, respectively.

     MVAS

     MVAS revenues grew 93% from fiscal 2003 to fiscal 2004 and 609% from fiscal 2002 to 2003. The growth came primarily from our China market from the introduction of new products and the acquisitions of Memestar in January 2003 and Crillion in March 2004. MVAS revenues generated by Memestar were $30.6 million for both fiscal 2004 and 2003. MVAS revenues generated by Crillion in fiscal 2004 were approximately $30.2 million.

	Years Ended December 31,
	2004		2003		2002 (unaudited)		% of Change
	(in thousands, except percentages)
							YOY	YOY
							04&03	03&02
SMS	$103,275	83%	$63,277	98%	$8,892	98%	63%	612%
MMS, WAP and others	16,004	13%	1,097	2%	187	2%	1,359%	487%
IVR	4,675	4%	3	—	—	—	155,733%	—

Total	$123,954	100%	$64,377	100%	$9,079	100%	93%	609%

     Our SMS revenues increased 63% from fiscal 2003 to fiscal 2004, primarily driven by market growth, the Crillion acquisition, as well as increase in promotional efforts for usage-based SMS products. SMS revenues grew 612% from fiscal 2002 to fiscal 2003, mostly due to market growth and the Memestar acquisition. SMS accounted for 83% of MVAS revenues in fiscal 2004 and 98% in fiscal 2003. Changes in the regulatory environment and mobile operators’ policies including the transition onto a new SMS billing platform by China Mobile, have been impacting our SMS revenues since the third quarter of fiscal 2004. During the middle of 2004, mobile operators started transitioning SMS providers to a new billing platform. As of December 31, 2004, fourteen provinces have been moved onto China Mobile’s new billing platform. In the first half of 2005, we will be required to switch the remaining provinces to the new billing platform. Starting in March 2005, China Mobile is expected to transition MMS to the new billing platform and our MMS will be subject to this change. We have been monitoring the extent of the impact of the new billing platforms to our business and to our current revenue recognition policy. These new billing platforms have resulted in added operational controls and procedures in areas such as customer subscription and customer billing, and correspondingly, increased the difficulties for new user recruitment and failure rate for fee collection from our users. In general, the new billing platforms have had significant negative impact on our SMS revenues although we were not able to quantify such impact.

     In the past, China Mobile allowed MVAS providers to sign service agreement with any one of its provincial subsidiaries for providing nation wide service and for bill collection. Starting January 2005, China Mobile requires service agreement to be signed with and new product application to be approved by each individual province. This increases the difficulty and length of time to launch new products which may adversely impact our MVAS revenue growth. Also, certain provincial operators who historically have acted as an agent in advancing payments for other provincial operators instituted a new procedure that requires the fees to be reconciled with the respective provinces before payments are made. This new procedure may delay our receivables collection from mobile operators in the future.

     In January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

     Revenues from 2.5G (MMS and WAP) and other products grew 1,359% from fiscal 2003 to fiscal 2004 and 487% from fiscal 2002 to fiscal 2003. Starting in January 2005, China Mobile stopped its “MMS Album” service. MMS Album allows users to receive their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of such service, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones. As a result, our MMS revenue suffered significant decline in January 2005 and we will have to grow our MMS revenue from a lower base going forward. MMS revenues accounted for approximately 13% of our total MVAS revenues for the three months ended December 31, 2004. In addition, in March 2005 China Mobile will start to migrate MMS onto a new billing platform and our MMS revenue may decline further due to such migration.

     We contract with third-party mobile operators for billing and transmission services related to the MVAS transmitted to our users. In accordance with EITF 99-19, revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. If we were to enter into new arrangements with mobile operators or mobile operators were to request us to change the existing arrangements that cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have significant impact on our gross margin. For the year 2004, 96% of our MVAS revenues were recorded on a gross basis.

     Substantially all of our revenue growth from MVAS in the second half of fiscal 2004 came from the growth in SMS and MMS. With the developments described above, we may experience significant decline in MVAS revenues in 2005.

     During the third quarter of fiscal 2004, our IVR service was temporarily suspended by China Mobile due to the violation of certain operating procedures. On October 15, 2004, our IVR service was resumed by China Mobile. However, we do not expect to generate significant revenues from IVR service in near future, as resumed services usually take times to ramp up.

     For the month of December 2004, we had approximately 15.9 million unique paid users for our MVAS. This compared to 15.3 million unique paid users for the month of September 2004, 11.7 million unique paid users for the month of June 2004 and 12.5 million unique paid users for the month of March 2004, including the users from the acquisition of Crillion on a pro forma basis, assuming acquisition had occurred on March 1, 2004.

     Other non-advertising revenues

     Other non-advertising revenues include fee-based services such as virtual ISP and paid email services, online hotel booking commission income, e-commerce and other enterprise services such as paid search and directory listings. For fiscal 2004, revenues from paid search and directory listings were $5.5 million, as compared to $3.7 million and $0.5 million for fiscal 2003 and 2002, respectively. Such revenues accounted for 52%, 42% and 10% of our other non-advertising revenues for fiscal 2004, 2003 and 2002, respectively. Online hotel booking commission income became a new income stream subsequent to our acquisition of Bravado in February 2004. It contributed $1.5 million or 14% of our other non-advertising revenues in fiscal 2004.

Cost of revenues

	Years Ended December 31,
	2004	2003	2002 (unaudited)	% of Change	% of Change
				YOY 04&03	YOY 03&02
	(In thousands, except percentages)
Cost of revenues:
Advertising	$22,187	$14,001	$11,267	59%	24%

Non-advertising
MVAS	38,277	19,455	3,267	97%	496%
Other	1,147	950	873	21%	9%

Non-advertising	39,424	20,405	4,140	93%	393%

Total cost of revenues	$61,611	$34,406	$15,407	79%	123%

     Cost of revenues increased 79% from fiscal 2003 to fiscal 2004 and 123% from fiscal 2002 to fiscal 2003. The increases were primarily driven by the increase in MVAS revenues in the last two years.

     Advertising. Cost of advertising revenues consists mainly of expenses associated with the production of our web sites, which include fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes levied on advertising sales are approximately 8.5% of the advertising revenues. The year-over-year increases of 59% and 24% in cost of advertising revenues from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003, respectively, were due to the increase in web production costs driven by an increase in web production personnel and content fees, an increase in Internet connection costs associated with the additional bandwidth as well as an increase in business taxes associated with higher advertising revenues. Content fees for fiscal 2004 included $1.1 million paid to an exclusive Olympic content partner and $0.1 million paid for other one-time content purchases relating to Olympic coverage.

     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to third party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our MVAS, and costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% of mobile related revenues and at 5% for other non-advertising revenues. The year-over-year increases of 93% and 393% in cost of non-advertising revenues from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003, respectively, were mainly due to the increase in fees to mobile operators and third party mobile content providers as well as an increase in business taxes associated with higher non-advertising revenues in the PRC. Fees retained by or paid to mobile operators for fiscal 2004, 2003 and 2002 were $28.9 million, $14.3 million and $2.4 million, respectively, or 23%, 22% and 26%, respectively, of our MVAS revenues. Fees paid to third party content providers for fiscal 2004, 2003 and 2002 were $6.6 million, $3.6 million and $0.6 million, respectively, or 5%, 6% and 7%, respectively, of our MVAS revenues.

Gross profit margins

	Years ended December 31,
	2004	2003	2002 (unaudited)
Gross profit margins:
Advertising	66%	66%	54%

Non-advertising
MVAS	69%	70%	64%
Other	89%	89%	83%

Non-advertising	71%	72%	71%
Overall	69%	70%	60%

     Overall gross margin declined 1% to 69% from fiscal 2003 to fiscal 2004 and grew from 60% in fiscal 2002 to 70% in fiscal 2003.

     Advertising. For fiscal 2004, we paid $1.1 million in revenue-share expenses to an exclusive Olympic content partner and incurred an additional $0.1 million of other one-time content purchases relating to the Olympic coverage. Excluding these one-time content purchases, gross profit margin for advertising revenues for fiscal 2004 would have been 68%. The year-to-year increases in advertising gross profit margins from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003 were primarily due to the increase in advertising revenues without proportionally increasing the costs of web site production. Although certain web site production expenses have stayed relatively flat in proportion to the growth of advertising revenues, we may have to increase our investments in these areas to maintain our competitiveness, causing future results to be materially different from historical trends.

     Non-advertising. Gross profit margin for non-advertising revenues for fiscal 2004 was relatively flat compared to that for fiscal 2003, as the majority of the costs associated with non-advertising revenues are variable costs. The increase of our gross margins for non-advertising revenues from fiscal 2002 to fiscal 2003 was primarily due to the increase in revenues from monthly subscription services of our self-developed products, which have higher gross margins. To a lesser extent, the improvement was due to a decrease in business tax rate levied on MVAS revenues from 5% to 3% in China.

Operating expenses

	Years Ended December 31,
	2004		2003		2002 (unaudited)
		% of net		% of net		% of net
		revenues		revenues		revenues
	(in thousands, except percentages)
Sales and marketing expenses	$39,585	20%	$21,741	19%	$12,419	32%
Product development expenses	$10,355	5%	$6,340	6%	$5,916	15%
General and administrative expenses	$15,619	8%	$11,551	10%	$8,896	23%

Sales and marketing expenses

     Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-to-year increase in the absolute dollar from fiscal 2003 to fiscal 2004 was due to an increase in sales compensation expenses and an increase in promotion expenditures for MVAS, as well as approximately $1 million of marketing expenses relating to the Olympics. Marketing expenses for MVAS products were $13.2 million and $2.6 million for fiscal 2004 and 2003, respectively. Excluding marketing expenses relating to the Olympics, sales and marketing expenses would have been 19% of total net revenues for fiscal 2004. The year-to-year increase in the absolute dollar amount from fiscal 2002 to fiscal 2003 was due to an increase in sales compensation expenses and an increase in promotion expenditures for MVAS. The year-to-year decrease in sales and marketing expenses as a percentage of total net revenues from fiscal 2002 to fiscal 2003 was primarily due to the rapid growth of revenues.

     As a result of factors such as the ban on promoting certain SMS products via direct advertising on radio and television, the uncertainty of marketing new SMS products via direct advertising on radio and television and the potential introduction of new MVAS business models with mobile operators discussed above, historical sales and marketing expense trends may not be representative of actual results in the future.

Product development expenses

     Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email, search, instant messaging, casual games and new MVAS products. The year-to-year increase in product development expenses in the absolute dollar amount from fiscal 2003 to fiscal 2004 was primarily due to an increase in headcount and investments in new products, especially in instant messaging and search engine development in fiscal 2004. The year-to-year decreases in product development expenses as a percentage of total net revenues from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003 were primarily due to an increase of labor productivity as well as the rapid growth of revenues. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

General and administrative expenses

     General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The year-to-year increase in the absolute dollar amount from fiscal 2003 to fiscal 2004 was mainly due to an increase in professional service fees relating to compliance with the regulations under the Sarbanes-Oxley Act of 2002 and related rules and an increase in expenses paid for transferring economic benefits generated from our VIEs in the PRC to our subsidiaries. We incurred approximately $1 million in related expenses for compliance with the regulations under the Sarbanes-Oxley Act of 2002 and related rules in fiscal 2004. The year-to-year increase in the absolute dollar amount from fiscal 2002 to fiscal 2003 was mainly due to the severance expense of $0.6 million, an increase in professional service fees relating to our merger and acquisition activities and an increase in expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries. Expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries were $4.7 million, $1.7 million and nil for fiscal 2004, 2003 and 2002, respectively. The year-to-year decreases from fiscal 2003 to fiscal 2004 and from fiscal 2002 to fiscal 2003 as a percentage of total net revenues were primarily due to the growth of revenues. We expect that our general and administrative expenses will continue to increase in absolute dollar amount in the near future. However, we do not expect the expenses as a percentage of total net revenues to vary significantly in the near future.

Stock-based compensation expenses

     Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.6 million and $1.8 million for fiscal 2003 and 2002, respectively. As of December 31, 2003, deferred stock compensation had been fully amortized.

Amortization and write-off of intangible assets

     The following table summarizes the amortization expenses of intangibles for the periods presented:

	Years ended December 31,
	2004	2003	2002
			(unaudited)
	(In thousands)
Amortization expenses
Sinanet	$—	$—	$1,687
Techur	—	90	90
Memestar	569	1,659	—
Bravado	341	—	—
Crillion	1,960	—	—
Davidhill	622	—	—

Total Amortization expenses	$3,492	$1,749	$1,777

     As of December 31, 2004, the net carrying amount of our intangible assets mainly includes technology, content provision contracts, hotel reservation contracts, customer lists, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years ending December 31, 2005, 2006, 2007, 2008 and 2009 is $3.4 million, $2.0 million, $1.0 million, $1.0 million and $1.0 million, respectively.

     As a result of the acquisition of Techur in November 2002, we recorded intangible assets relating to customer relationships of approximately $1.1 million, which were being amortized over a period of three years. Because the revenue and the gross margin of Techur did not grow as expected, our management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the second quarter of fiscal 2003 due to the permanent impairment of value.

Interest income

     Interest income was $5.1 million, $2.8 million and $2.8 million for fiscal 2004, 2003 and 2002, respectively. The increase in interest income from fiscal 2003 to fiscal 2004 was due to higher balance of cash and cash equivalent and short-term investments generated from our operation and the issuance of convertible notes in July 2003. Despite higher balance of cash and cash equivalent and short-term investments from fiscal 2002 to fiscal 2003, interest income did not increase due to lower interest rate. See Item 7A “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which are being amortized over four years. The amortization expense was $0.7 million and $0.3 million for fiscal 2004 and 2003, respectively.

Loss on investment, net

     In September 2001, we completed the acquisition of an approximately 27.6% equity interest in Sun Media Group (“Sun Media”), a Hong Kong Stock Exchange listed company, from Ms. Lan Yang, the chairperson and a major shareholder of Sun Media for consideration of $7.9 million in cash and approximately 4.6 million of SINA newly issued ordinary shares and transaction costs of $731,000 for a total purchase price of $13.7 million.

     The above investment was accounted for using the equity method of accounting until September 30, 2002 when our equity interest in Sun Media dropped to below 20% and we ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. We had recorded $0.9 million of equity loss from this investment through September 30, 2002 and the carrying value of this investment was $12.9 million at the time when the accounting method changed. For the three months ended December 31, 2002, we recorded $3.8 million of unrealized gains on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of such investment was $16.7 million as of December 31, 2002.

     The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. We considered the decline in the value of this investment to be other-than-temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003. During the three months ended March 31, 2004, we sold $0.2 million of this investment and obtained a gain of $59,000. The realized gain was recorded as gain on investment in Sun Media Group for the three months ended March 31, 2004. At September 30, 2004, the fair market value of this investment was $4.0 million as compared to its carrying value of $6.6 million. We considered the decline in the value of this investment to be other-than-temporary and recognized $2.6 million as impairment of investment during the three months ended September 30, 2004. The fair market value of this investment was $5.5 million on December 31, 2004. We recorded an unrealized gain of $1.5 million as a component of comprehensive income for the year ended December 31, 2004. At March 10 2005, the fair market value of this investment was $5.2 million. We will continue to monitor the investment and if there is a decline in fair value, we may have to recognize additional impairment charges in future periods.

     Lost on investment for fiscal 2004, net, also includes a gain of $1.2 million from the sale of a minority interest investment.

Loss on equity investments

     In January 2003, we formed a joint venture named Shanghai NC-Sina Information Technology Co. Ltd. (“Shanghai NC-SINA) in China with NC Soft, a Korean online game company. We invested $3.3 million in cash for 51% of the equity interest in the joint venture. We accounted for the investment in the joint venture using the equity method of accounting as NC Soft has certain participating rights as defined in EITF 96-16. As of December 31, 2004, the carry value of this investment was $1.4 million.

     In January 2004, we formed a joint venture named China Online Auction Limited (“COAL”) in China with Yahoo!. According to the agreement, we will contribute certain services, advertising spaces and cash in exchange for 33% equity interest in the joint venture. We accounted for this investment using the equity method of accounting. As of December 31, 2004, the carry value of this investment was $1.9 million.

     The following summarizes the gain (loss) on our equity investments for the periods presented:

	Years Ended December 31,
	2004	2003	2002
			(unaudited)
	(In thousands)
Shanghai NC-SINA	$(964)	$(967)	$—
COAL	(2,168)	—	—
Others	(33)	53	(453)

Total	$(3,165)	$(914)	$(453)

Provision for income taxes

     We generated substantially all of our net income from our PRC operations for fiscal 2004 and 2003. We recorded a current income tax provision in the amount of $3.4 million and $1.8 million, net of an income tax benefit of $0.2 million and $0.9 million, relating to the recognition of net deferred tax assets, for fiscal 2004 and 2003, respectively, relating to our China operations. Our PRC operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs qualify as new technology enterprises and, under PRC Income Tax Laws, are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first operating year; or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing from the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. We expect that based on our current operating and tax structure in the PRC, our overall effective income tax rates will be approximately 5% to 10% for fiscal 2005 and 2006, respectively. Such expected effectives rates are subject to change at any time if Chinese tax authorities challenge us on our tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain subsidiaries and VIEs in the PRC. If these applications are approved, our projected effective tax rates will be further reduced. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates can be increased to as high as 33%.

     Due to our operating and tax structures in the PRC, we have entered into technical and other service agreements between our subsidiaries and our VIEs in the PRC, pursuant to which our subsidiaries provide technical and other services to our VIEs in exchange for substantially all net income of these VIEs. We incur a 5% business tax when our subsidiaries receive the fees from the VIEs, which we include in our operating expenses as cost of transferring economic benefit generated from these VIEs. We believe that the terms of such service agreements are in compliance with the laws in the PRC. Some of these agreements were reviewed by the tax authorities in the PRC in the past and no comments were raised. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in the PRC, it is possible that tax authorities in the PRC might challenge the transfer prices that we used for the related party transactions among our entities in the PRC in the future.

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

     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2004, the sale price of SINA ordinary shares exceeded 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore convertible into SINA ordinary shares according to the threshold (i) described above. As of December 31, 2004, we did not receive any request for conversion of the Notes to SINA ordinary shares. Upon a purchaser’s election to convert the Notes in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.

     We have also entered into various lease agreements for our office premises in China, the United States of America, Hong Kong and Taiwan. The obligations for the rental expenses under these operating leases were totaling $7.2 million as of December 31, 2004, or $3.1 million, $2.6 million, $1.5 million and $0.01 million for fiscal 2005, 2006, 2007 and 2008, respectively.

     We are obligated to pay additional consideration on our acquisition of Crillion. Total consideration related to 2004 performance achievement was estimated at $28.1 million, as of December 31, 2004, 60% payable in cash and the other 40% in SINA ordinary shares.

     As of December 31, 2004, we had $275.6 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Years Ended December 31,
	2004	2003	2002
			(unaudited)
	(In thousands)
Net cash provided by operating activities	$74,858	$47,246	$4,551
Net cash provided by (used in) investing activities	(95,007)	(46,700)	25,450
Net cash provided by financing activities	15,769	104,340	74

Net increase (decrease) in cash and cash equivalents	(4,380)	104,886	30,075
Cash and cash equivalents at beginning of period	158,148	53,262	23,187

Cash and cash equivalents at end of period	$153,768	$158,148	$53,262

Operating activities

Fiscal 2004, 2003 and 2002

     Net cash provided by operating activities for fiscal 2004 was $74.9 million. This was primarily attributable to our net income of $66.0 million, adjusted by non-cash related expenses including loss on investments of $1.4 million comprising an impairment charge of investments in Sun Media Group of $2.6 million, offset by a gain from the sale of a minority interest investment of $1.2 million, depreciation of $5.8 million, amortization of intangible assets of $3.5 million, loss on equity investments of $3.2 million and amortization of convertible debt issuance cost of $0.7 million; an increase in accrued liabilities of $13.0 million, an increase in accounts payable of $0.7 million and an increase in income taxes payable of $1.5 million. The increases to cash and cash equivalents were partially offset by an increase in account receivables of $18.4 million and an increase in prepaid expenses and other current assets of $2.6 million. The increase in accrued liabilities was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our web sites production and MVAS of $1.7 million, accrual for marketing expenses of $1.4 million, customer advances of $5.5 million and sales rebates of $4.0 million. The increase in account receivables was resulted from the significant increase in our net revenues, especially our MVAS during fiscal 2004. The increase in prepaid expenses and other current assets was mainly related to prepayments for our office lease and renovation work of our new office premises in Beijing.

     Net cash provided by operating activities for fiscal 2003 was $47.3 millions. This was primarily attributable to our net income of $31.4 million, adjusted by non-cash related expenses including impairment of investments in Sun Media Group of $6.1 million, depreciation of $5.1 million, amortization of intangible assets of $1.8 million, loss on equity investments of $0.9 million, stock-based compensation of $0.6 million, amortization of convertible debt issuance cost of $0.3 million and write-off of intangible assets of $0.9 million; an increase in accrued liabilities of $11.8 million and an increase in income taxes payable of $1.8 million. The increases to cash and cash equivalents were partially offset by an increase in account receivables of $8.8 million, an increase in prepaid expenses and other current assets of $2.2 million, an increase in deferred tax assets of $0.9 million, an increase in other assets of $0.9 million and a decrease in accounts payable of $0.8 million. The increase in accrued liabilities was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our web sites production and our MVAS of $1.5 million, accrual for payroll and related expenses of $3.5 million, customer advances of $0.9 million, business taxes payable of $1.8 million, sales rebates of $1.9 million and increase in withholding tax from employees for stock options exercised of $1.6 million. The increase in account receivables was resulted from the significant increase in our net revenues, especially our MVAS during fiscal 2003. The increase in prepaid expenses and other current assets was mainly related to prepayments for the rental of our office lease in Beijing.

     Net cash provided by operating activities for fiscal 2002 was $4.6 million. This was primarily attributable to our net loss of $4.9 million, adjusted by non-cash related expenses including depreciation of $5.1 million, amortization of intangible assets of $1.8 million, loss on equity investments of $0.5 million and stock-based compensation of $1.8 million; and an increase in accrued liabilities of $3.1 million. The net increase to cash and cash equivalents were partially offset by an increase in accounts receivables of $2.2 million and an increase in prepaid expenses and other current assets of $1.0 million.

Investing activities

Fiscal 2004, 2003 and 2002

     Net cash used in investing activities for fiscal 2004 was $95.0 million. This was primarily due to the purchase of equipment of $13.0 million, acquisition of Bravado, Crillion and Davidhill (net of cash acquired) of $27.6 million, investment in joint ventures of $2.7 million and purchase of short-term investments of $53.0 million. The decrease in cash and cash equivalents was offset by the proceeds of $1.2 million from the sale of a minority interest investment. Cash used in business acquisitions (net of cash acquired) included the last two installments of our acquisition of Memestar of $2.6 million, acquisition of Bravado of $0.9 million, acquisition of Crillion of $8.5 million, acquisition of Davidhill of $15.0 million and direct costs associated with the acquisitions of $0.6 million.

     Net cash used in investing activities for fiscal 2003 was $46.7 million. This was primarily due to the purchase of equipment of $6.1 million, acquisition of Memestar (net of cash acquired) of $10.5 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $27.3 million.

     Net cash provided by investing activities for fiscal 2002 was $25.5 million. This was primarily due to the proceeds from the sale of our short-term investments of $29.5 million, partially offset by the purchase of equipment of $2.6 million, acquisition of Techur (net of cash acquired) of $1.1 million and investment in joint ventures of $0.2 million.

Financing activities

Fiscal 2004, 2003 and 2002

     Net cash provided by financing activities for fiscal 2004 was $15.8 million representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

     Net cash provided by financing activities for fiscal 2003 was $104.3 million. This was primarily attributable to the net proceeds of $97.3 from the issuance of Notes in fiscal 2003, the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $6.0 million and the proceeds from the repayment of shareholders’ notes of $1.0 million.

     Net cash provided by financing activities for fiscal 2002 was $74,000 representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

Contractual Obligations

     The following table sets forth our contractual obligations as of December 31, 2004:

	Payments due by period
	Total	Less than one	One to	Three to	More than
		year	three years	five years	five years
	( In thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	7,165	3,062	4,089	14	—
Purchase obligations	25,708	24,325	1,383	—	—
Other long-term liabilities	2,142	—	2,142	—	—

Total contractual obligations	$135,015	$27,387	$7,614	$100,014	$—

     Long-term debt obligations represent the Notes issued on July 7, 2003. Please see Note 16 – “Convertible debts” for further information.

     Operating lease obligations include the commitments under the lease agreements for our office premises. We lease office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2008. Rental expenses for the years ended December 31, 2004 and 2003, six months ended December 31, 2002 and the year ended June 30, 2002 are $3.0 million, $1.7 million, $0.7 million and $1.1 million, respectively. Base on the current rental lease agreements, future minimum rental payments required as of December 31, 2004 was $7.2 million, or $3.1 million, $2.6 million, $1.5 million and $0.01 million for the years ending December 31, 2005, 2006, 2007 and 2008, respectively. Majority of the commitment was from our office lease agreements in PRC. During 2004, we entered into lease agreements for new premises in Beijing that we began to occupy in phases starting November 2004. We expect to complete our move by the middle of 2005. The new lease agreements are for approximately three years expiring 2007. It is our intent to sublease our existing non cancellable facilities in Beijing. However, we may not be successful in subleasing the facilities or subleasing at a rate that will cover our current cost.

     Purchase obligations mainly include the commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities.

     Besides the above contractual obligations, we are also obligated to pay contingent consideration on our acquisitions of Bravado, Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration for the Bravado acquisition is based on Bravado achieving certain earnings targets in 2004. As of December 31, 2004, Bravado did not achieve its earning targets and no additional consideration is required. The contingent consideration for the Crillion acquisition is based on Crillion’s financial performance in fiscal 2004 and 2005. If Crillion’s pretax net income for fiscal 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively, the contingent consideration would be between roughly 1.5 to 2.0 times of fiscal 2004 and 2005 earnings. The total consideration is subject to a cap of $125.0 million and would be paid 60% in cash and 40% in SINA ordinary shares. As of December 31, 2004, we estimated that the additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million, which had not been paid as of year end. The contingent consideration for the Davidhill acquisition is based on its UC instant messaging services achieving certain concurrent online user targets by fiscal 2005. The contingent consideration is subject to a cap of $21.0 million and would be 84% in cash and 16% in SINA ordinary shares.

     Apart from the above, we did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of December 31, 2004.

     There are uncertainties regarding the legal basis of our ability to operate an Internet business and telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are restrictions currently in place, but it is regulations are unclear regarding in what specific segments of these industries companies with foreign investors, including us, may operate. Therefore, we might be required to limit the scope of our operations in China, and this could have a material adverse effect on our financial position, results of operations and cash flows.

     For a discussion of current lawsuits, please refer to Item 3 Legal Proceedings.

Off-Balance Sheet Commitments and Arrangements

     We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any unconsolidated third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123R in our three months ending September 30, 2005. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123R, and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123R, and we have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

     In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This Issue is effective for reporting periods ending after December 15, 2004. We adopted EITF 04-08 in the three months ended December 31, 2004 and applied retroactively to all prior periods. The retroactive application of EITF 04-08 resulted in a reduction of $0.02 to the diluted earnings per share for the quarter ended September 30, 2004, and had no impact to the diluted earnings per share for all other prior periods.

     In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF Issue No. 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF Issue No. 03-1; however, the disclosure requirements remain effective and have been adopted by us (see Note 6. Short-term investments). We will evaluate the effect, if any, of EITF Issue No. 03-1 when final guidance is released.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of December 31, 2004 we had unrealized losses of $0.4 million included in accumulated other comprehensive loss in shareholders’ equity.

     Our Convertible Notes issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding Convertible Notes.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Risk Factors — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the year ended December 31, 2004 was not material to us.

Investment Risk

     For a discussion on the investment risk of Sun Media Group, please refer to our disclosure in the Results of Operations section under “Loss on Investment, net”.

     Item 8: Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Consolidated Financial Statements:
Management’s Report on Internal Control over Financial Reporting	62
Report of Independent Registered Public Accounting Firm	63
Consolidated Balance Sheets at December 31, 2004 and 2003	65
Consolidated Statements of Operations for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	66
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	67
Consolidated Statements of Cash Flows for the years ended December 31, 2004 and 2003, the six months ended December 31, 2002 and the year ended June 30, 2002	68
Notes to Consolidated Financial Statements	70
Supplementary Financial Data:
Quarterly Financial Results for each of the two years ended December 31, 2004 and 2003, six months ended December 31, 2002 and of the year in the period ended June 30, 2002 (unaudited)	98

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     The management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). The management evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In conducting this evaluation, the management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-integrated Framework. Based on these criteria, the management has concluded that, the Company’s internal control over financial reporting was effective as of December 31, 2004.

     The management has excluded Crillion Corporation from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. Crillion Corporation is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

     The management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, has been audited by PricewaterhouseCoopers Zhong Tian CPA Limited Company, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of SINA Corporation:

      We have completed an integrated audit of SINA Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of SINA Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Crillion Corporation (“Crillion”) from its assessment of internal control over financial reporting as of December 31, 2004 because it was acquired by the Company in a purchase business combination during 2004. We have also excluded Crillion from our audit of internal control over financial reporting. Crillion is a wholly-owned subsidiary whose total assets and total revenues represent 4% and 15%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004.

PricewaterhouseCoopers Zhong Tian CPA Limited Company
Beijing, the People’s Republic of China

March 15, 2005

SINA CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$153,768	$158,148
Short-term investments	121,867	69,016
Accounts receivable, net	39,942	17,606
Short-term deferred tax assets	689	907
Prepaid expenses and other current assets	10,699	4,579

Total current assets	326,965	250,256
Investment in Sun Media Group	5,468	6,793
Property and equipment, net	16,152	8,646
Long-term investments	4,541	2,085
Intangible assets, net	13,218	569
Goodwill	61,172	18,091
Other assets	2,909	3,457

Total assets	$430,425	$289,897

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,052	$1,147
Accrued liabilities	68,384	27,442
Income taxes payable	4,502	1,801

Total current liabilities	74,938	30,390

Convertible debt	100,000	100,000
Other long-term liabilities	2,142	—

Total liabilities	177,080	130,390

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 51,359 and 48,627 shares issued and outstanding	6,834	6,471
Additional paid-in capital	263,912	236,222
Ordinary shares subject to subsequent issuance: 0 and 177 shares	—	1,349
Accumulated deficit	(17,058)	(83,054)
Accumulated other comprehensive income (loss):
Unrealized loss on investment in marketable securities	(395)	(1,510)
Cumulative translation adjustments	52	29

Total shareholders’ equity	253,345	159,507

Total liabilities and shareholders’ equity	$430,425	$289,897

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amount and share amount)

	Years Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
Net revenues:
Advertising	$65,417	$41,173	$13,869	$21,105
Non-advertising	134,570	73,112	9,347	7,403

	199,987	114,285	23,216	28,508

Cost of revenues:
Advertising	22,187	14,001	5,824	11,537
Non-advertising	39,424	20,405	2,676	1,938
Stock-based compensation	—	31	42	133

	61,611	34,437	8,542	13,608

Gross profit	138,376	79,848	14,674	14,900

Operating expenses:
Sales and marketing	39,585	21,741	6,457	12,468
Product development	10,355	6,340	2,755	6,666
General and administrative	15,619	11,551	4,480	8,237
Stock-based compensation*	—	523	699	2,208
Amortization of intangible assets	3,492	1,749	90	5,063
Write-off of intangible assets	—	903	—	—

Total operating expenses	69,051	42,807	14,481	34,642

Income (loss) from operations	69,325	37,041	193	(19,742)
Interest income	5,139	2,757	1,034	4,212
Other expenses	—	(162)	—	—
Amortization of convertible debt issuance cost	(685)	(341)	—	—
Loss on investments, net	(1,390)	(6,063)	—	—
Loss on equity investments	(3,165)	(914)	(311)	(562)

Income (loss) before income taxes	69,224	32,318	916	(16,092)
Provision for income taxes	(3,228)	(895)	—	—

Net income (loss)	$65,996	$31,423	$916	$(16,092)

Basic net income (loss) per share	$1.33	$0.66	$0.02	$(0.36)

Diluted net income (loss) per share	$1.15	$0.58	$0.02	$(0.36)

Weighted average shares:
Basic	50,274	47,840	45,725	44,315

Diluted	58,204	54,794	48,030	44,315

*Stock-based compensation expense by function:
Sales and marketing	$—	$16	$21	$66
Product development	—	168	223	707
General and administrative	—	339	455	1,435

	$—	$523	$699	$2,208

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Ordinary
				Shares	Notes					Other
			Additional	Subject to	Receivable				Total	Comprehensive
	Ordinary Shares		Paid-in	Subsequent	From	Deferred Stock	Accumulated		Shareholders’	Income
	Shares	Amount	Capital	Issuance	Shareholders	Compensation	Deficit	Others	Equity	(Loss)
Balances at June 30, 2001	41,358	$5,504	$220,671	$—	$(1,479)	$(5,423)	$(99,301)	$(5)	$119,967
Issuance of ordinary shares pursuant to stock plans, net of repurchases	(61)	(8)	(69)	—	—	—	—	—	(77)
Repayments of notes receivable from shareholders	—	—	—	—	429	—	—	—	429
Deferred stock compensation	—	—	(1,783)	—	—	1,783	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	2,341	—	—	2,341
Acquisition of long-term investment	4,593	611	4,487	—	—	—	—	—	5,098
Comprehensive loss:
Net loss	—	—	—	—	—	—	(16,092)	—	(16,092)	$(16,092)
Currency translation adjustments	—	—	—	—	—	—	—	24	24	24

Comprehensive loss										$(16,068)

Balances at June 30, 2002	45,890	6,107	223,306	—	(1,050)	(1,299)	(115,393)	19	111,690
Issuance of ordinary shares pursuant to stock plans, net of repurchases	56	7	56	—	—	—	—	—	63
Deferred stock compensation	—	—	(4)	—	—	4	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	741	—	—	741
Comprehensive income:
Net income	—	—	—	—	—	—	916	—	916	$916
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	4,004	4,004	4,004
Currency translation adjustments	—	—	—	—	—	—	—	(27)	(27)	(27)

Comprehensive income										$4,893

Balances at December 31, 2002	45,946	6,114	223,358	—	(1,050)	(554)	(114,477)	3,996	117,387

Issuance of ordinary shares pursuant to stock plans, net of repurchases	1,737	231	5,777	—	—	—	—	—	6,008
Repayment of notes receivable from shareholders	—	—	—	—	1,050	—	—	—	1,050
Amortization of deferred stock-based compensation	—	—	—	—	—	554	—	—	554
Business acquisition	944	126	7,087	1,349	—	—	—	—	8,562
Comprehensive income:
Net income	—	—	—	—	—	—	31,423	—	31,423	$31,423
Unrealized loss on investments in marketable securities	—	—	—	—	—	—	—	(5,514)	(5,514)	(5,514)
Currency translation adjustments	—	—	—	—	—	—	—	37	37	37

Comprehensive income										$25,946

Balances at December 31, 2003	48,627	6,471	236,222	1,349	—	—	(83,054)	(1,481)	159,507

Issuance of ordinary shares pursuant to stock plans	2,296	305	15,464	—	—	—	—	—	15,769
Business acquisition	436	58	12,226	(1,349)	—	—	—	—	10,935
Comprehensive income:
Net income	—	—	—	—	—	—	65,996	—	65,996	$65,996
Unrealized gain on investments in marketable securities	—	—	—	—	—	—	—	1,115	1,115	1,115
Currency translation adjustments	—	—	—	—	—	—	—	23	23	23

Comprehensive income										$67,134

Balances at December 31, 2004	51,359	$6,834	$263,912	$—	$—	$—	$(17,058)	$(343)	$253,345

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended_		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
Cash flows from operating activities:
Net income (loss)	$65,996	$31,423	$916	$(16,092)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss on equity investments	3,165	914	311	562
Loss on disposal of fixed assets	33	160	101	267
Loss on investments, net	1,390	6,063	—	—
Depreciation	5,827	5,113	2,513	5,186
Stock-based compensation	—	554	741	2,341
Amortization of convertible debt issuance cost	685	341	—	—
Amortization of intangible assets	3,492	1,749	90	5,063
Write-off of intangible assets	—	903	—	—
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable, net	(18,409)	(8,813)	(1,075)	(460)
Prepaid expenses and other current assets	(2,586)	(2,166)	(550)	(356)
Receivable from related parties	—	—	—	556
Deferred tax assets	218	(907)	—	—
Other assets	(120)	(918)	206	(178)
Accounts payable	671	(792)	212	(514)
Income taxes payable	1,490	1,801	—	—
Accrued liabilities	13,006	11,821	2,836	(2,735)

Net cash provided by (used in) operating activities	74,858	47,246	6,301	(6,360)

Cash flows from investing activities:
Acquisition of property and equipment	(13,000)	(6,058)	(1,701)	(2,035)
Cash paid for business acquisition, net of cash acquired	(27,573)	(10,548)	(1,121)	—
Investment in joint ventures	(2,660)	(2,818)	(181)	—
Deposit for business acquisition	(241)	—	—	—
Acquisition of long-term investment	—	—	—	(8,595)
Sale (purchase) of short-term investments	(53,043)	(27,276)	18,806	(4,772)
Proceeds from sale of investment in Sun Media Group	295	—	—	—
Proceeds from sale of long-term investment	1,215	—	—	—

Net cash provided by (used in) investing activities	(95,007)	(46,700)	15,803	(15,402)

SINA CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(In thousands)

	Years Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
Cash flows from financing activities:
Proceeds from issuance of convertible debt, net	—	97,282	—	—
Proceeds from issuance of ordinary shares, net	15,769	6,008	63	30
Repurchase of ordinary shares	—	—	—	(107)
Repayments of notes receivable from shareholders	—	1,050	—	429

Net cash provided by financing activities	15,769	104,340	63	352

Net increase (decrease) in cash and cash equivalents	(4,380)	104,886	22,167	(21,410)
Cash and cash equivalents at beginning of year	158,148	53,262	31,095	52,505

Cash and cash equivalents at end of year	$153,768	$158,148	$53,262	$31,095

Supplemental disclosure of operating activities:
Income taxes paid	$1,090	$—	$—	$—

Supplemental disclosure of investing activities:
Cash paid for business acquisition	$(29,100)	$(12,904)	$(1,874)	$—

Cash acquired	1,527	2,356	753	—

Cash paid for business acquisition, net	$(27,573)	$(10,548)	$(1,121)	$—

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$12,284	$7,213	$—	$—

Ordinary shares subject to subsequent issuance for business acquisition	$—	$1,349	$—	$—

Ordinary shares issued for acquisition of long term investment	$—	$—	$—	$5,098

Deferred non-advertising services exchanged for equity interest in joint venture	$3,430	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

The Company

     SINA CORPORATION (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.

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

     The Company has adopted FASB Interpretation No. 46R (“FIN 46R”) “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns.

     To comply with PRC laws and regulations the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation.

     Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in China when permitted by PRC laws and regulations or to designees of the Company at any time for the amount of loans outstanding. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. The Company has also entered into exclusive technical service agreements with the VIEs under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to the Company. As of December 31, 2004, the total amount of interest-free loans to the employee shareholders of VIEs listed below and the other two inactive VIEs was $9.0 million.

     The following is a summary of the VIEs of the Company:

•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the advertisements to advertisers directly under its online advertising license. It is also responsible for providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, the Company’s Chief Executive Officer and director, and 98.5% owned by six other non-executive PRC employees of the Company. The registered capital of the ICP Company is $2.4 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of the Company’s subsidiaries in China. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It became inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the StarVI is $1.2 million.

•	Shenzhen Wang Xing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of Wangxing is $1.2 million.

•	Beijing SINA Infinity Advertising Co., Ltd. (“the IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five non-executive PRC employees of the Company. This entity has an approved business scope including design, production, agency and issuance of advertisements. The registered capital of the IAD Company is $0.1 million.

     The Company began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001 (see Note 7-Related Party Transactions). The GDICP Company was established in 2002 but did not begin activities until 2003. Operating results for the GDICP Company were consolidated for the year ended December 31, 2003. Xunlong and Star VI were acquired from the Memestar acquisition (see Note 2-Acquisition — Memestar) in January 2003 and the operating results for these two companies were consolidated by the Company since January 6, 2003. Wangxing was acquired from the Crillion acquisition (see Note 2 – Acquisition — Crillion) in March 2004 and the operating results for Wangxing were consolidated by the Company since March 24, 2004. The operating results of the IAD company were consolidated since their establishment in 2004.

     As of December 31, 2004, the aggregate accumulated losses of all VIEs were approximately $2.4 million and have been reflected in the consolidated financial statements.

Use of estimates

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Fiscal year

     The Company changed its financial year end from June 30 to December 31 in 2002.

Cash equivalents

     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2004 and 2003, cash equivalents were comprised primarily of investments in commercial paper and money market accounts stated at cost plus accrued interest, which approximated fair value.

Allowances for doubtful accounts

     The Company determines the allowance for doubtful accounts based on actual bad debt rate in the prior year and other factors. The Company also provides specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected, including an assessment of all receivables over 180 days. If the financial condition of its customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Deferred tax assets

     The Company records a valuation allowance for deferred tax assets, if any, based on its estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would increase the Company net income when those events occur.

Available for sale securities investments

     Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income statement during the period in which the gain or loss is realized. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increases and decrease in the fair value of available for sale securities will be included in comprehensive income through a credit or charge to shareholders’ equity except for an other-than-temporary impairment which will be charged to income statement.

     Investments classified as available for sales securities include marketable equity securities of Sun Media Group and marketable debt securities. The Company invests in marketable debt securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments.

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

     The expenditures for repair and maintenance are expensed as incurred. The gain or loss on disposal of property and equipment, the difference between the net sales proceeds and the carrying amount of the relevant assets, is recognized in the consolidated statements of operations.

Long-term investments

     Long-term investments comprise investments in joint ventures which were accounted for using equity method of accounting.

Business combinations

     The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports, for material purchases, as well as its experience with similar assets and liabilities in the similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When consider whether an acquired assets group constitutes a “business”, we based on the criteria defined by EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”.

Goodwill and intangible assets, net

     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and variable interest entities. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The company assess goodwill for impairment in accordance with SFAS 142.

     The Company applies the criteria specified in SFAS No. 141 “Business Combinations” (“SFAS 141”) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible calculated using a discounted future cash flow analysis.

     The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

Revenue recognition

     Advertising

     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on its web sites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on the Company’s web sites are recognized ratably over the term of such programs.

     In accordance with EITF 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on relative fair value for revenue recognition purpose. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied.

     Revenues from barter transactions are recognized during the period in which the advertisements are displayed on the company’s properties. Barter transactions are recorded at the lower of the fair value of the goods and services received or the fair value of the advertisement given, provided the fair value of the transaction is reliably measurable. Revenues from barter transactions were minimal for all periods presented.

     Non-advertising

     MVAS revenues are derived principally from providing mobile phone users with SMS, MMS, WAP and IVR services. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     The Company contracts with third-party mobile operators, China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries, for billing and transmission services related to the MVAS transmitted to its users. In accordance with EITF 99-19, revenues are recorded on a gross basis when the Company is considered the primary obligor to the MVAS users. Under the gross method, the amounts billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where the Company is not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. Revenues recorded on a net basis were $5.1 million or 4% of the Company’s MVAS revenues for the year ended December 31, 2004 and were not significant to the Company’s MVAS revenues for the prior periods.

     Due to the time lag of receiving billing statements from third-party mobile operators, MVAS revenues are estimated based on the Company’s internal records of billings and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. Prior periods’ confirmation rate applies to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six months historical rates available, given that the Company had obtained six month confirmation rates. Historically, there have been no significant true up adjustments to the estimates. To the extent that such revenues cannot be accurately estimated, the Company relies on the billing statements from the mobile operators to record revenues.

     Historically, due to the time lag of mobile operator billing statements and lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. This policy has been applied on a consistent basis. Such policy does not apply to revenues from acquired entities, Memestar and Crillion. For the years ended December 31, 2004, 2003 and 2002, the Company recorded $124.0 million, $64.4 million and $9.1 million of revenues from its MVAS, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS for those periods would have been $124.7 million, $68.3 million and $9.7 million, respectively.

     China Mobile and its subsidiaries have started transitioning MVAS providers to a new billing platform for SMS since the middle of 2004. Certain of their provincial subsidiaries have required the Company to switch to this new billing platform recently. Other provincial subsidiaries will require the Company to switch to the new billing platform in other provinces in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in more controls by the mobile operators in the operation, a higher failure rate for fee collection from the Company’s users or make it more difficult for it to recruit new users and hence may reduce its revenues from MVAS significantly. The Company has been monitoring the extent of the impact of the new billing platforms to its business and its confirmation rates used. The Company has been evaluating the current MVAS revenue recognition policy. If there were no consistent trend of confirmation rates trend or there are constant significant true up adjustments to its estimates under the new billing platforms, its current policy of estimating MVAS revenues may not be appropriate. The Company may have to record the MVAS revenues when it receives the billing statements from third-party mobile operators. Due to the time lag of receiving the billing statements, its MVAS revenues may fluctuate with the collection of billing statements if the Company were to record the MVAS revenues when it received the billing statements. As of December 31, 2004, the Company has moved fourteen provinces onto China Mobile’s new billing platform. The Company is not yet able to isolate the effect of the new platform on the collection failure rates, however in general the new billing systems have resulted in a higher failure rate on its SMS billing based on the limited history.

     The Company purchases certain contents from third-party content providers for its MVAS. Most of these arrangements state that the fees payable to the third-party content providers are calculated based on certain percentages of the revenue earned by their contents after deducting the fees paid to the third-party mobile operators. The Company’s MVAS revenues are inclusive of such fees since the Company acts as the principal in these arrangements by having the ability to determine the fees charged to end users and being the primary obligor to the end users with respect to providing such services.

     Fee based services. Fee based services allow the Company’s users to subscribe for services on its web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     E-commerce. E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within its online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on its web site while the commission revenue is recognized on a net basis after both successful online verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

     Enterprise services. Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

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

Cost of revenues

     Advertising

     Cost of advertising revenues consists mainly of costs associated with the production of web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs, and equipment depreciation associated with our web site production. Cost of advertising revenues also includes the business taxes levied on advertising sales in China.

Non-advertising

     Cost of non-advertising revenues consists mainly of fees paid to or retained by the third-party mobile operators for their services relating to the collection of the Company’s MVAS revenues and for using their transmission gateways, and fees or royalties paid to third-party content providers for services and content associated with the MVAS and costs for providing the enterprise services. Cost of non-advertising revenues also includes the business taxes levied on non-advertising sales in China.

Product development expenses

     Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of the Company’s web sites as well as costs associated with new product development such as email, search, instant messaging and casual games. The Company recognizes web site development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of web site content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and as a result, all product development costs have been expensed as incurred.

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

     Prior to the Company’s initial public offering, the fair value of each option grant was determined using the minimum value method. Options granted subsequent to the initial public offering have been valued using the Black-Scholes model considering the expected volatility of our stock price, determined in accordance with SFAS 123, in arriving at an option valuation. The minimum value method does not consider stock price volatility. Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net income (loss) per share would have been adjusted to the pro forma amounts as follows:

	Years Ended December 31,		Six Months Ended	Year Ended June 30,
			December 31,
	2004	2003	2002	2002
	( in thousands)
Net income (loss):
As reported	$65,996	$31,423	$916	$(16,092)
Add: Stock-based employee compensation expenses included in reported net income	—	554	741	2,341
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(135)	(119)	(30)	(4)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(11,063)	(7,712)	(1,406)	(2,558)

Pro forma	$54,798	$24,146	$221	$(16,313)

Diluted net income (loss) per share:
As reported	$1.15	$0.58	$0.02	$(0.36)

Pro forma	$0.95	$0.44	$0.00	$(0.37)

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Years Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
Risk-free interest rate	1.19% - 3.32%	2.04% - 3.47%	2.44% - 3.07%	3.70% - 4.36%
Expected life (in years)	1-4	1-4	1-4	1-4
Expected dividend yield	—	—	—	—
Volatility	88%	93%	92%	49%

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

     Foreign currency

     The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Hong Kong and Taiwan use the local currencies as their functional currencies. Accordingly, all assets and liabilities of the entities in China, Hong Kong and Taiwan are translated at the exchange rates in effect at the balance sheet date and revenues and expenses are translated at the average exchange rates in effect during the reporting period. Gains and losses resulting from foreign currency translation are recorded in accumulated other comprehensive income (loss) as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statement of operations and were not significant during the periods presented.

     Net income (loss) per share

     Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     Per EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which became effective for reporting periods ending after December 15, 2004, contingently convertible debt are included in diluted earnings per share computations regardless of whether the market price trigger has been met. As a result of adopting EITF 04-08 for the three months ended December 31, 2004, and retroactively, the Company included the dilution effect of its outstanding contingent convertible debt in its diluted earnings per share calculations. The retroactive application of EITF 04-08 resulted in a reduction of $0.02 to the diluted earnings per share for the three months ended September 30, 2004, and had no impact to the diluted earnings per share for all other prior periods.

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

Recent accounting pronouncements

     In September 2004, the EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” (“EITF 04-08”) was issued stating that contingently convertible debt should be included in diluted earnings per share computations regardless of whether the market price trigger has been met. This Issue is effective for reporting periods ending after December 15, 2004. The Company adopted EITF 04-08 in the three months ended December 31, 2004 and applied retroactively to all prior periods. The retroactive application of EITF 04-08 resulted in a reduction of $0.02 to the diluted earnings per share for the quarter ended September 30, 2004, and had no impact to the diluted earnings per share for all other prior periods.

     In March 2004, the FASB issued EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides new guidance for assessing impairment losses on debt and equity investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective and have been adopted by the Company (see Note 6. Short-term investments). The Company will evaluate the effect, if any, of EITF 03-1 when final guidance is released.

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123R in its three months ending September 30, 2005. Under SFAS 123R, The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123, and it expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share.

2. Acquisitions

     Memestar. In January 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC (Xunlong and Star VI) is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance the Company’s MVAS as well as increase its market share in the PRC MVAS market.

     The aggregate purchase price of $24,255,113 is comprised of five elements: (a) $10,277,675 in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, delivered at the closing of the acquisition; (c) $5,250,000 in cash paid in four equal installments after the closing date of the acquisition’ (d) 560,369 newly issued SINA ordinary shares, valued at $4,281,219 at the time of signing the definitive agreement, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement, and (e) approximately $165,000 in legal and professional fees related to the acquisition.

     The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	2,228
Goodwill	18,091
Current liabilities	(1,717)

Purchase price	$24,255

     Amortizable intangible assets acquired, including customer lists and non-compete arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. The amortization expense for the year ended December 31, 2004 was $0.6 million. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment annually. The Company performed an impairment test relating to goodwill arising from Memestar acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2004. The purchase allocation for Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the signing of the definitive agreement, the Company obtained effective control over Memestar. Accordingly, the operating results of Memestar have been consolidated with those of the Company starting January 6, 2003.

     Bravado. In February 2004, the Company completed the acquisition of Bravado Investments Limited, a British Virgin Islands limited liability corporation (“Bravado”), through a purchase of all of the outstanding shares of Bravado. As a result of such acquisition, Bravado became a wholly-owned subsidiary of SINA. Bravado, through its subsidiary in the PRC, is engaged in the business of providing online and offline hotel reservation services under the brand Fortune Trip in the PRC. The primary purpose of the acquisition was to enter the PRC online travel market.

     The aggregate purchase price is comprised of an initial consideration and a contingent consideration on achieving specified earnings in future periods. The initial consideration of $1,836,414 is comprised of two elements: (a) $1,812,251 in cash; and (b) approximately $24,163 in legal and professional fees related to the acquisition. The contingent consideration is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, based on Bravado achieving certain earnings targets in 2004. As of December 31, 2004, Bravado did not achieve the earning targets and no additional consideration will be paid.

     The initial purchase price of $1,836,414 was allocated as follows (in thousands):

Cash	$64
Accounts receivable	82
Other assets	109
Intangible assets	895
Goodwill	824
Current liabilities	(138)

Purchase price	$1,836

     Amortizable intangible assets acquired, including hotel reservation contracts and non-competition arrangements with certain Bravado executives, have estimated useful lives ranging from twenty-eight to thirty-six months. The amortization expense of intangible assets for the year ended December 31, 2004 was $341,000. Goodwill of $824,000 represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment annually. The Company performed an impairment test relating to goodwill arising from Bravado acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2004. Immediately after the closing of the acquisition, the operating results of Bravado were consolidated with those of the Company starting February 1, 2004.

     Crillion. In March 2004, the Company completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance the Company’s MVAS as well as increase its market share in the PRC MVAS market.

     The aggregate purchase price is comprised of an initial consideration and two contingent considerations on achieving specified earnings in future periods. The initial consideration of $18,958,486 is comprised of three elements: (a) $9,898,785 in cash; (b) 195,593 newly issued SINA ordinary shares, valued at $8,534,701 at the time of closing, delivered at the closing of the acquisition; and (c) approximately $525,000 in legal and professional fees related to the acquisition. The two contingent considerations are based on Crillion’s financial performances in 2004 and 2005. The contingent considerations would roughly be 1.5 to 2.0 times Crillion’s 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. As of December 31, 2004, the Company estimated that the additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million, which was recorded as additional goodwill in the three months ended December 31, 2004.

     The initial purchase price of $18,958,486 was allocated as follows (in thousands):

Cash	$1,453
Accounts receivable	3,845
Other assets	772
Intangible assets	4,466
Goodwill	9,898
Current liabilities	(1,475)

Purchase price	$18,959

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. The amortization expense of intangible assets for the year ended December 31, 2004 was $2.0 million. As of December 31, 2004, total goodwill recorded for the Crillion acquisition was $38.0 million, which included an initial $9.9 million, representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and the estimated $28.1 million of additional consideration for the achievement of the 2004 performance target. In accordance with SFAS 142, goodwill is not amortized but is subject to annual impairment assessment. The Company performed an impairment test relating to goodwill arising from Crillion acquisition and concluded there was no impairment as to the carrying value of the goodwill as of December 31, 2004. The purchase price allocation for the Crillion acquisition was based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion were consolidated with those of the Company starting March 25, 2004.

     Davidhill. On July 1, 2004, the Company entered into an agreement to acquire Davidhill Capital Inc., a British Virgin Islands limited liability corporation (“Davidhill”), and its UC instant messaging technology platform. The closing of the acquisition occurred on October 19, 2004, but the operating results of Davidhill have been consolidated with those of SINA starting July 1, 2004, when the Company took over the effective control of Davidhill. Launched in 2002, the UC instant messaging service allows users to communicate in real-time over the Internet and mobile phone networks, via text messages, images and voice. UC also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services. The primary purpose of the acquisition was to leverage UC instant messaging technology platform to SINA’s long-term web and wireless strategy.

     Davidhill owns the UC instant messaging technology platform and certain fixed assets (the “asset group”) via its wholly-owned subsidiary in the PRC. Davidhill and its subsidiary have not commenced generating any revenue from the UC instant messaging services. The Company acquired the asset group through a purchase of all of the outstanding shares of Davidhill. As a result of such acquisition, Davidhill became a wholly-owned subsidiary of SINA. The Company considered EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and concluded that the asset group constitutes a business. The Company therefore applied SFAS141 “Business Combinations” to account for the acquisition of Davidhill.

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

     The initial purchase price of $15,250,000 was allocated as follows (in thousands):

Cash	$10
Fixed assets	187
Intangible assets	10,780
Goodwill	4,273

Purchase price	$15,250

     Amortizable intangible assets acquired, including technology and non-competition arrangements with certain Davidhill executives, have estimated useful lives ranging from twenty-seven months to ten years. The amortization expense of intangible assets for the year ended December 31, 2004 was $0.6 million. Goodwill of $4.3 million represents the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and is not deductible for tax purposes. The contingent consideration, if any, will be recorded as additional goodwill. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at initial valuation and annually thereafter. The purchase price allocation for the Davidhill acquisition was based on an appraisal performed by an independent appraisal firm in the United States. The operating results of Davidhill were consolidated with those of the Company starting July 1, 2004 after the Company took effective control over the operations of Davidhill.

     The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Memestar, Bravado, Crillion and Davidhill had occurred on January 1, 2003 (in thousands, except per share amounts):

	Years Ended
	December 31,
	2004	2003
Net revenues:	$205,049	$125,979
Net income	$66,855	$31,863

Basic net income per share	$1.34	$0.67

Diluted net income per share	$1.16	$0.58

3. Intangible assets

     The following table summarizes the intangible assets acquired from Memestar, Bravado, Crillion and Davidhill:

	As of December 31,
	2004	2003
	(In thousands)
(i) Davidhill:
Non-Compete agreements	$480	—
Technology	10,300	—

	10,780	—
Less: Accumulated amortization	(622)	—

Net	10,158	—

(ii) Crillion:
Non-Compete agreements	1,891	—
Customer list	2,494	—
Content provision contracts	81	—

	4,466	—
Less: Accumulated amortization	(1,960)	—

Net	2,506	—

(iii) Bravado:
Non-Compete agreements	121	—
Hotel reservation contracts	774	—

	895	—
Less: Accumulated amortization	(341)	—

Net	554	—

(iv) Memestar
Non-Compete agreements	1,256	$1,256
Customer lists	972	972

	2,228	2,228
Less: Accumulated amortization	(2,228)	(1,659)

Net	—	569

Total intangible assets, net	$13,218	$569

     Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for each of the succeeding five years is $3.4 million, $2.0 million, $1.0 million, $1.0 million and $1.0 million for the years ending December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

4. Investment in Sun Media Group

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

     The above investment was accounted for using the equity method of accounting until September 30, 2002 when the Company’s equity interest in Sun Media dropped to below 20% and the Company ceased to maintain significant influence over its operations. Commencing October 1, 2002, such investment was accounted for as an investment in marketable equity securities under the provisions of SFAS 115 and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholders’ equity. The Company had recorded $0.9 million of equity loss from this investment through September 30, 2002 and the carrying value of this investment was $12.9 million at the time when the accounting method changed. For the three months ended December 31, 2002, the Company recorded $3.8 million of unrealized gains on the Sun Media investment as a component of comprehensive income in shareholders’ equity. The fair market value of such investment was $16.7 million as of December 31, 2002.

     The fair market value of this investment began to drop below the carrying value starting May 2003. At December 31, 2003, the fair market value of this investment was $6.8 million. The Company considered the decline in the value of this investment to be other-than-temporary and recognized $6.1 million as impairment of investment during the three months ended December 31, 2003.

     During the three months ended March 31, 2004, the Company sold $0.2 million of this investment and obtained a gain of $59,000. The realized gain was recorded as gain on investment in Sun Media Group for the three months ended March 31, 2004. At September 30, 2004, the fair market value of this investment was $4.0 million as compared to its carrying value of $6.6 million. The Company considered the decline in the value of this investment to be other-than-temporary and recognized $2.6 million as impairment of investment during the three months ended September 30, 2004. The fair market value of this investment was $5.5 million on December 31, 2004. The Company recorded an unrealized gain of $1.5 million as a component of comprehensive income for the year ended December 31, 2004. At March 10, 2005, the fair market value of this investment was $5.2 million. The Company will continue to monitor the investment and if there is a decline in fair value, the Company may have to recognize additional impairment charges in future periods.

5. Long-term investments

     Long-term investments comprise investments in joint ventures which were accounted for using equity method of accounting. As of December 31, 2004, the carrying value of long-term investments of $4.5 million mainly comprise investments in: i) a joint venture Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA) in PRC with NC Soft, a Korean online game company, of $1.4 million; ii) a joint venture China Online Auction Limited (“COAL”) in PRC with Yahoo! of $1.9 million. The following summarizes the gain (loss) on the Company’s equity investments for the periods presented:

	Shanghai NC-SINA	COAL	Sun Media Group	Others	Total
	(In thousands)
Balances at June 30, 2001	$—	$—	$—	$—	$—
Investment	—	—	13,729	—	13,729
Loss on equity investment	—	—	(562)	—	(562)

Balances at June 30, 2002	—	—	13,167	—	13,167
Loss on equity investment	—	—	(311)	—	(311)
Change to accounted for as available for sale securities	—	—	(12,856)	—	(12,856)

Balances at December 31, 2002	—	—	—	—	—
Investments	2,550	—	—	449	2,999
Gain / (loss) on equity investments	(967)	—	—	53	(914)

Balances at December 31, 2003	1,583	—	—	502	2,085
Investments or additional investment	765	4,100	—	1,225	6,090
Sale of investment	—	—	—	(469)	(469)
Loss on equity investments	(964)	(2,168)	—	(33)	(3,165)

Balances at December 31, 2004	$1,384	$1,932	$—	$1,225	$4,541

6. Short-term investments

     The investment in marketable debt securities is classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities was $121.9 million as of December 31, 2004 and $69.0 million as of December 31, 2003 and was summarized as following:

	December 31,
	2004	2003
	(In thousands)
Time deposits	$1,329	$35
Marketable debt securities *	120,538	68,981

	$121,867	$69,016

* Marketable debt securities due within one year	$56,473	$13,094
Marketable debt securities due after one year through five years	64,065	55,887

	$120,538	$68,981

     During the years ended December 31, 2004 and 2003, the Company recorded $0.4 million and $1.7 million, respectively, of unrealized losses on its marketable debt securities as a component of comprehensive income. During the six months ended December 31, 2002, the Company recorded $0.2 million of unrealized gains on its marketable debt securities as a component of comprehensive income. The Company considered the declines in value as not other-than-temporary, because the declines in market value were attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity. Investments in available-for-sale debt securities at fair value were as follows:

	As of December 31, 2004
	Cost	Accrued			Estimated fair
		interest	Unrealized gain (loss)		value
			Less than one year	Over one year
	(In thousands)
Time deposits	$1,329	$—	$—	$—	$1,329
Securities	209	—	42	—	$251
Supranational Bonds	5,000	46	—	(31)	5,015
U.S. Treasury and federal agency	20,988	81	(16)	(929)	20,124
China government and agency	47,382	—	—	—	47,382
Corporate bonds and notes	43,348	441	(488)	(173)	43,128
Floating rate notes	4,958	—	—	(320)	4,638

Total	$123,214	$568	$(462)	$(1,453)	$121,867

	As of December 31, 2003
	Cost	Accrued			Estimated fair
		interest	Unrealized losses		value
			Less than one year	Over one year
	(In thousands)
Time deposits	$35	$—	$—	$—	$35
Supranational Bonds	8,013	102	(279)	—	7,836
U.S. Treasury and federal agency	20,984	88	(921)	—	20,151
China government and agency	5,468	45	(46)	—	5,467
Corporate bonds and notes	30,476	362	(174)	—	30,664
Floating rate notes	4,953	—	(90)	—	4,863

Total	$69,929	$597	$(1,510)	$—	$69,016

7. Balance Sheet Components

	December 31,
	2004	2003
	(In thousands)
Cash and cash equivalents:
Cash and investment in money market accounts	$134,780	$153,149
Commercial paper	18,988	4,999

	$153,768	$158,148

Accounts receivable, net:
Accounts receivable	$41,696	$19,183
Less: Allowance for doubtful accounts*	(1,754)	(1,577)

	$39,942	$17,606

*Balance at beginning of year	$(1,577)	$(1,579)
Charge to expenses	(1,060)	(1,348)
Write-offs net of recoveries	883	1,350

Balance at end of year	$(1,754)	$(1,577)

Property and equipment, net:
Computer equipment and software	$30,760	$19,340
Furniture and fixtures	1,695	1,295
Automobiles	239	231
Leasehold improvements	2,904	1,499

	35,598	22,365
Less: Accumulated depreciation and amortization	(19,446)	(13,719)

	$16,152	$8,646

Goodwill:
Davidhill	4,273	—
Crillion	37,984	—
Bravado	824	—
Memestar	18,091	18,091

	$61,172	$18,091

Accrued liabilities:
Payroll and related expenses	$3,984	$6,147
Customer advances	9,717	4,253
Business taxes	1,905	2,485
Sales rebates	7,234	3,222
Marketing expenses	2,600	1,207
Professional fees	1,534	1,193
Content fees	3,675	1,970
Withholding tax from employees for stock options exercised	3,964	1,547
Payment for Crillion acquisition	28,087	—
Payment for Memestar acquisition	—	2,625
Others	5,684	2,793

	$68,384	$27,442

8. Related Party Transactions

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

     BSIT was formerly known as Beijing Stone Rich Sight Information Technology Co. Ltd. or BSRS.

     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s web site. The contract terms are at rates and terms that management believes are comparable with those entered into with independent third parties. Revenues derived from the advertising arrangement with Shanghai NC-SINA were $0.3 million and $0.1 million, respectively, for the years ended December 31, 2004 and 2003. The company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of December 31, 2004, the balance for such customer advances was $3.7 million.

     As part of the joint venture arrangement with COAL, the Company agreed to divert certain number of users to COAL’s auction site in exchange for equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement are recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Non-advertising revenues from this arrangement was $0.4 million for the year ended December 31, 2004. As of December 31, 2004, deferred revenue from COAL was $3.0 million, $2.1 million of which related to long-term liabilities.

     Shareholder notes. In 1999, certain officers of the Company exercised stock options prior to being vested with notes payable to the Company. The notes have a five-year term expiring in 2004 with full recourse and bear interest at rates ranging from 5.74% to 5.87%. Ordinary shares issued with notes payable are subject to rights of repurchase by the Company until such shares are vested. During the year ended December 31, 2003, six months ended December 31, 2002, and years ended June 30, 2002 and 2001, notes of $1.1 million, nil, $0.4 million and $0.6 million were repaid, respectively. As of December 31, 2004 and 2003, there were no outstanding notes receivable from shareholders.

9. Income Taxes

     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions including the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded income tax provisions or benefits for these locations as of December 31, 2004. The Company generated substantially all its net income from its PRC operations for the years ended December 31, 2004 and 2003, and the Company has recorded income tax provisions for the years ended December 31, 2004 and 2003.

     The components of income before income taxes are as follows:

	Years Ended December 31,		Six Months Ended	Year Ended
			December 31,	June 30,
	2004	2003	2002	2002
	(In thousands, except percentage)
Loss subject to non China operation	$(7,798)	$(11,864)	$(2,770)	$(12,155)
Income (loss) subject to China operation	77,022	44,182	3,686	(3,937)

Income (loss) before taxes	$69,224	$32,318	$916	$(16,092)

Income tax expenses subject to non China operation	$—	$—	$—	$—
Effective tax rate for non China operation	—	—	—	—
Income tax expenses subject to China operation	$3,228	$895	$—	$—
Effective tax rate for China operation	4%	2%	—	—

Cayman Islands

     Under the current tax laws of Cayman Islands, the Company is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.

United States of America

     The components of income (loss) before income taxes separating U.S. and non U.S. operations are as follows:

	Years Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(In thousands)
Income (loss) subject to U.S. operation (including Taiwan branch)	$41	$(1,515)	$(1,186)	$(6,154)
Loss subject to other operations	(7,839)	(10,349)	$(1,584)	$(6,001)
Income (loss) subject to China operation	77,022	44,182	3,686	(3,937)

Income (loss) before taxes	$69,224	$32,318	$916	$(16,092)

     As of December 31, 2004, the Company’s subsidiary in the United States of America had approximately $57.6 million of federal and $19.4 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in the years ending December 31, 2011 through 2025, and the state net operating loss carryforwards will expire, if unused, in the years ending December 31, 2005 through 2015. Included in the net operating loss carryforwards is $31.2 million and $19.2 million of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at December 31, 2004 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

     The following table set forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2004, 2003 and 2002, and June 30, 2002:

	December 31,		December 31,	June 30,
	2004	2003	2002	2002
		(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$20,817	$18,251	$15,323	$14,805
Allowances for doubtful accounts, accruals and other liabilities	131	139	248	282
Depreciation	—	—	117	113
Other tax credits	549	564	592	622

Total deferred tax assets	21,497	18,954	16,280	15,822
Less: valuation allowance	(21,497)	(18,954)	(16,280)	(15,822)

Deferred tax assets	$—	$—	$—	$—

Hong Kong

     As of December 31, 2004, the Company’s Hong Kong subsidiary had approximately $11.2 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for Hong Kong subsidiary at December 31, 2004 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.

     The following table set forth the significant components of the net deferred tax assets for Hong Kong operation as of December 31, 2004, 2003 and 2002, and June 30, 2002:

	December 31,	December 31,	December 31,	June 30,
	2004	2003	2002	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$1,798	$1,778	$1,624	$1,524
Allowances for doubtful accounts, accruals and other liabilities	—	16	—	—

Total deferred tax assets	1,798	1,794	1,624	1,524
Less: valuation allowance	(1,798)	(1,794)	(1,624)	(1,524)

Deferred tax assets	$—	$—	$—	$—

China

     Pursuant to the PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprises and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that these VIEs have undistributed after-tax net income, the Company has to pay taxes on behalf of its employees when dividends are distributed from these local entities in the future. The dividend tax rate is 20%.

   Composition of income tax expenses for China operation

     The following table set forth current and deferred portion of income tax expenses of the Company’s China subsidiaries and VIEs, which were included in the consolidated statements for the periods presented:

			Six Months	Year Ended
	Years Ended December 31,		Ended December 31,	June 30,
	2004	2003	2002	2002
	(In thousands)
Current income taxes benefits (expenses)	$(3,441)	$(1,802)	$—	$—
Change in deferred tax assets	(1,113)	1,545	(190)	274
Change in valuation allowance	1,326	(638)	190	(274)

Income tax expenses	$(3,228)	$(895)	$—	$—

Reconciliation of the differences between statutory tax rate and the effective tax rate for China operation

     The following table set forth reconciliation between the statutory EIT rate and the effective tax rate for China operation for the periods presented:

			Six Months Ended	Year Ended
	Years Ended December 31,		December 31,	June 30,
	2004	2003	2002	2002
Statutory EIT rate	33%	33%	33%	33%
Tax differential from statutory rate applicable to the subsidiaries and VIEs	(1%)	(1%)	(23%)	(7%)
Effect on tax holiday	(32%)	(30%)	—	—
Permanent differences	2%	2%	1%	(20%)
Change in valuation allowance	2%	(2%)	(5%)	(7%)
Others	—	—	(6%)	1%

Effective tax rate for China operations	4%	2%	—	—

     The following table set forth the significant components of the net deferred tax assets for China operation as of December 31, 2004, 2003 and 2002, and June 30, 2002:

	December 31,			June 30,
	2004	2003	2002	2002
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$566	$1,394	$1,691
Allowances for doubtful accounts, accruals and other liabilities	260	1,048	192	202
Depreciation	859	619	378	261

Total deferred tax assets	1,119	2,233	1,964	2,154
Less: valuation allowance	—	(1,326)	(1,964)	(2,154)

Deferred tax assets	$1,119	$907	$—	$—

Aggregate net deferred tax assets

     The following table set forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2004, 2003 and 2002, and June 30, 2002:

	December 31,			June 30,
	2004	2003	2002	2002
	(In thousands)
Short-term deferred tax assets:
Net operating loss carryforwards	$—	$566	$577	$—
Allowances for doubtful accounts, accruals and other liabilities	391	1,203	440	484
Depreciation	429	619	495	374

Total deferred tax assets	820	2,388	1,512	858
Less: valuation allowance	(131)	(1,481)	(1,512)	(858)

Short-term deferred tax assets	$689	$907	$—	$—

Long-term deferred tax assets included in other assets:
Net operating loss carryforwards	$22,615	$20,029	$17,764	$18,020
Depreciation	430	—	—	—
Other tax credits	549	564	592	622

Total deferred tax assets	23,594	20,593	18,356	18,642
Less: valuation allowance	(23,164)	(20,593)	(18,356)	(18,642)

Long-term deferred tax assets	$430	$—	$—	$—

Net deferred tax assets	$1,119	$907	$—	$—

Movement of valuation allowances for deferred tax assets

     The following table set forth the movement of the aggregate valuation allowances for deferred assets for the periods presented:

	Years Ended December 31,		Six Months,	Year Ended
			Ended June 30	June 30,
	2004	2003	2002	2002
	(In thousands)
Balance at beginning of the year	$22,074	$19,868	$19,500	$16,547
Provision for the year	2,547	3,348	1,075	2,953
Recoveries of deferred tax assets	(1,326)	(1,142)	(707)	—

Balance at end of the year	$23,295	$22,074	$19,868	$19,500

10. Net income (loss) Per Share

     Basic net income (loss) per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted net income (loss) per share for the periods indicated:

	Years ended December 31,		Six months ended	Year ended June 30,
			December 31,
	2004	2003	2002	2002
	(In thousands, except per share amounts)
Numerator:
Net income (loss)	$65,996	$31,423	$916	$(16,092)
Amortization of convertible debt issuance cost	685	341	—	—

Net income (loss) used in computing diluted net income (loss) per share	$66,681	$31,764	$916	$(16,092)

Denominator:
Weighted average ordinary shares outstanding	50,274	47,518	45,725	44,315
Ordinary shares to be issued for business acquisition	—	322	—	—

Shares used in computing basic net income (loss) per share	50,274	47,840	45,725	44,315

Weighted average ordinary share equivalents:
Stock options	4,053	4,994	2,113	—
Unvested restricted shares	—	21	192	—
Convertible debt	3,877	1,939	—	—

	7,930	6,954	2,305	—

Shares used in computing diluted net income (loss) per share	58,204	54,794	48,030	44,315

Basic net income (loss) per share	$1.33	$0.66	$0.02	$(0.36)

Diluted net income (loss) per share	$1.15	$0.58	$0.02	$(0.36)

11. Employee Benefit Plans

401(k) Savings Plan

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

China Contribution Plan

     The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the year ended December 31, 2004 and 2003, six months ended December 31, 2002 and the year ended June 30, 2002, the Company contributed a total of $4.3 million, $2.3 million, $0.7 million and $0.8 million, respectively, to these funds.

12. Profit Appropriation

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

     General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2004, the Company is subject to a maximum appropriation of $4.8 million to these non-distributable reserve funds.

13. Stock Plans

1999 Stock Plan

     In May 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2004, the Company has cumulatively reserved 13,608,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan provides for an annual automatic increase in the number of ordinary shares reserved for issuance under the plan on the first day of 2001, 2002, 2003, 2004 and 2005 fiscal years equal to the lesser of (1) 750,000 shares, (2) 3% of the ordinary shares outstanding on the last day of the immediately proceeding fiscal year, or (3) such lesser number of shares as is determined by the Board. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of December 31, 2004, there were a total of 3,882,000 options outstanding and 1,161,000 options were available for grant under the 1999 Plan.

     Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. At December 31, 2004, 2003, 2002, and June 30, 2002, there were nil, nil, 150,000 and 309,000, respectively, shares of such Ordinary Shares issued that were subject to repurchase.

1999 Executive Stock Option Plan

     In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of December 31, 2004, there were a total of 1,214,000 options outstanding and 6,000 options were available for grant under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan through December 31, 2002 generally vest 25% after the first year and then 2.083% each month thereafter. Certain options vest monthly over a four-

year term or a one year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.

Directors’ Stock Option Plan

     In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a non statutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional non statutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors’ Plan vest in full immediately upon grant. As of December 31, 2004, 322,000 options were outstanding and 150,000 options were available for grant under the Directors’ Plan.

Activities of All Stock Option Plans

     The following table summarizes stock option activity under the Company’s stock option plans:

					Six Months Ended
	Years Ended December 31,				December 31,		Year Ended June 30,
	2004		2003		2002		2002
	(In thousands, except per share amounts)
		Weighted		Weighted		Weighted		Weighted
		Average		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price	Outstanding	Price
Outstanding at beginning of period	6,270	$7.00	6,583	$3.38	5,551	$3.75	4,469	$6.21

Granted	1,644	22.85	2,077	14.42	1,265	2.11	2,470	1.62
Exercised	(2,242)	6.90	(1,668)	3.52	(43)	1.07	(37)	0.47
Canceled	(254)	11.98	(722)	3.30	(190)	6.19	(1,351)	8.08

Outstanding at period End	5,418	11.62	6,270	7.00	6,583	3.38	5,551	3.75

Weighted average fair value of options granted during the year		$12.88		$8.56		$1.39		$0.71

     At December 31, 2004, approximately 1,317,000 options were available for grant under the Plans.

	Options Outstanding at December 31, 2004			Options Exercisable at
		Weighted		December 31, 2004
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price
	(In thousands)			(In thousands)
$ 0.16 - $ 1.68	1,557	6.89	$1.53	1,251	$1.51
$ 1.88 - $12.98	1,863	7.51	8.79	638	7.98
$15.00 - $20.86	1,446	9.23	19.96	135	17.22
$23.08 - $36.40	552	9.26	27.76	213	33.33

	5,418			2,237

     Stock-based compensation. The Company recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was nil, $0.6 million and $0.7 million for the years ended December 31, 2004, 2003 and six months ended December 31, 2002, respectively, and $2.3 million for the year ended June 30, 2002.

Employee Stock Purchase Plan

     In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company’s Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of December 31, 2004, total contributions by employees to the Purchase Plan were $1.1 million and 223,000 shares had been issued under the Purchase Plan.

14. Segment Information

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

     The following is a summary of revenues, cost of revenues and gross profit margins:

	Year Ended		Six Months Ended	Year Ended
	December 31,		December 31,	June 30,
	2004	2003	2002	2002
	(In thousands, except percentages)
Revenues:
Advertising	$65,417	$41,173	$13,869	$21,105
MVAS	123,954	64,377	6,047	3,920
Others	10,616	8,735	3,300	3,483

	$199,987	$114,285	$23,216	$28,508

Cost of Revenues:
Advertising	$22,187	$14,001	$5,824	$11,537
MVAS	38,277	19,455	2,258	1,275
Others	1,147	950	418	663

	$61,611	$34,406	$8,500	$13,475

Gross profit margins:
Advertising	66%	66%	58%	45%
MVAS	69%	70%	63%	68%
Others	89%	89%	87%	81%
Overall	69%	70%	63%	53%

     The following is a summary of the Company’s geographic operation:

	U.S.	China	Hong Kong	Taiwan	Total
	(In thousands)
Year ended and as of December 31, 2004:
Revenues	$2,281	$194,921	$1,807	$978	$199,987
Long-lived assets	59	15,468	179	446	16,152
Year ended and as of December 31, 2003:
Revenues	$2,398	$108,507	$1,854	$1,526	$114,285
Long-lived assets	66	7,592	132	856	8,646
Six months ended and as of December 31, 2002:
Revenues	$1,427	$19,675	$1,060	$1,054	$23,216
Long-lived assets	362	5,453	452	1,332	7,599
Year ended and as of June 30, 2002:
Revenues	$2,524	$22,832	$1,542	$1,610	$28,508
Long-lived assets	666	5,079	824	1,671	8,240

     Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise the net book value of property and equipment.

15. Certain risks and concentrations

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., the PRC, Hong Kong and Taiwan which management believes are of high credit quality. The Company usually invests in marketable debt securities with A ratings or above.

     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third party mobile operators. As of December 31, 2004 and 2003, respectively, approximately 98% and 92% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the years ended December 31, 2004 and 2003, the six months ended December 2002 and the year ended June 30, 2002. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of December 31, 2004 and 2003. For its MVAS operations in the PRC, the Company contracts with third party mobile operators, China Mobile and its subsidiaries and China Unicom and its subsidiaries, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these third party mobile operators accounted for 62% and 56% of the Company’s net revenues for the years ended December 31, 2004 and 2003, respectively, 26% of the Company’s net revenues for the six months ended December 31, 2002 and 14% of the Company’s net revenues for the year ended June 30, 2002. SMS revenues accounted for 52% and 55% of the Company’s net revenues for the years ended December 31, 2004 and 2003, respectively, 25% of the Company’s net revenues for the six months ended December 31, 2002 and 14% of the Company’s net revenues for the year ended June 30, 2002. The following table summarizes the Company’s revenue and accounts receivable concentration:

	% of total net revenues
		For the year	For the six
	For the year	ended	months ended	For the year
	ended December	December	December 31,	ended June 30,
Customer	31, 2004	31, 2003	2002	2002
China Mobile and its subsidiaries	54%	53%	19%	14%
China Unicom and its subsidiaries	8%	3%	7%	—

	% of total accounts receivable, net
Customer	As of December 31, 2004	As of December 31, 2003
China Mobile and its subsidiaries	47%	45%
China Unicom and its subsidiaries	9%	5%

     Accounts receivable from third-party mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically the Company has not had any significant direct write off of bad debts.

     The Company operates in business segments which are characterized by rapid technological advances, changes in customer requirements and evolving regulatory requirements and industry standards. Any failure by the Company to anticipate or to respond adequately to technological changes in its industry segments, changes in customer requirements or changes in regulatory requirements or industry standards, could have a material adverse effect on the Company’s business and operating results. The Company relies on a number of third-party suppliers for various other services, including web server hosting, banner advertising delivery software, Internet traffic measurement software and transmission and billing of MVAS. Any failure of these suppliers to provide services to the Company or any termination of these services with the Company could have a material adverse effect on the Company’s business and operating results.

     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2004, the Company is subject to a maximum appropriation of $4.8 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 9 – Income Taxes.

     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. The Company’s cash and short-term investment balance denominated in Chinese renminbi was approximately $123.3 million, which accounted for approximately 45% of its total cash and short-term investment balance as of December 31, 2004. The Company’s accounts receivable balance denominated in Chinese renminbi was approximately $38.9 million, which accounted for approximately 98% of its total accounts receivable balance as of December 31, 2004. The Company’s liabilities balance denominated in Chinese renminbi was approximately $42.2 million, which accounted for approximately 24% of its total liabilities balance as of December 31, 2004. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

     The Company performed test on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) in accordance with SEC Rule 12-04 “Condensed financial information of registrant” and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2004.

16. Convertible debts

     As of December 31, 2004, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bears no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

     One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2004, the sale price of SINA ordinary shares exceeded the threshold set forth in item i) above for the required period of time; therefore, the Notes are therefore convertible into SINA ordinary shares pursuant to the threshold set forth in item i) above during the quarter ending March 31, 2005.

     Upon a purchaser’s election to convert the Notes in the futures, the Company has the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. The Company may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require the Company to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, or upon a change of control, at a price equal to 100% of the principal amount of the Notes.

17. Commitments and Contingencies

     The following table sets forth the contractual commitments and obligations of the Company as of December 31, 2004:

	Payments due by period
		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
	( In thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$—	$100,000	$—
Operating lease obligations	7,165	3,062	4,089	14	—
Purchase obligations	25,708	24,325	1,383	—	—
Other long-term liabilities	2,142	—	2,142	—	—

Total contractual obligations	$135,015	$27,387	$7,614	$100,014	$—

     Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. Please see Note 16 – “Convertible debts” for further information.

     Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non cancellable operating leases with various expiration dates through 2008. Rental expenses for the year ended December 31, 2004 and 2003, six months ended December 31, 2002 and the year ended June 30, 2002 were $3.0 million, $1.7 million, $0.7 million and $1.1 million, respectively. Base on the current rental lease agreements, future minimum rental payments required as of December 31, 2004 are $7.2 million and was $3.1 million, $2.6 million, $1.5 million and $0.01 million for the years ending December 31, 2005, 2006, 2007 and 2008, respectively. Majority of the commitment was from the Company’s office lease agreements in PRC. During 2004, the Company entered into lease agreements for new premises in Beijing that it began to occupy in phases from November 2004 through middle of 2005. The new lease agreements are for approximately three years expiring 2007. It is the Company’s intent to sublease its existing non cancelable facilities in Beijing. However, the Company may not be successful in subleasing the facilities or subleasing at a rate that will cover its current cost.

     Purchase obligations mainly include the commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities.

     Besides the above contractual obligations, the Company is also obligated to pay contingent consideration on its acquisitions of Bravado, Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration of the Bravado acquisition is based on Bravado’s financial performance in 2004. The contingent consideration will be $303,000 or $606,000 in cash, provided that Bravado achieves certain earnings targets for 2004. As of December 31, 2004, Bravado did not achieve the earning targets and no additional consideration was required. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2004 and 2005. The contingent consideration would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be 60% in cash and 40% in SINA ordinary shares. As of December 31, 2004, the Company estimated that the additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million, which had not been paid as of year end. The contingent consideration in the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the 15 months after the agreement date. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.

     Apart from the above, the Company did not have any other material long-term debt obligations, capital lease obligations, operating lease obligations or purchase obligations as of December 31, 2004.

     There are uncertainties regarding the legal basis of the Company’s ability to operate an Internet business and provide telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are there regulations in place, but it is unclear under the regulations what specific segments of these industries companies with foreign investors, including the Company, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on the Company’s financial position, results of operations and cash flows.

18. Subsequent Events

     In April 2004, the Company entered into several lease agreements with a PRC lessor as part of the Company’s initiative to consolidate its office premises in Beijing. The Company has begun moving into the new premises starting in November 2004 and is expected to complete its move by the middle of 2005. Certain vacated, and to be vacated, premises are under non cancellable operating leases expiring through 2008. As of December 31, 2004, obligations from these existing leases are $0.9 million, $0.9 million, $0.7 million and $0.2 million for fiscal 2005, 2006, 2007 and 2008, respectively. It is the Company’s intent to sublease existing facilities as they become vacant to offset the lease obligations. Should the Company become unsuccessful in subleasing these facilities or if the subleased rates are significantly lower than its lease rate, the Company would be obligated to incur leasing expense from the new premises as well as the old premises. In addition, the Company may incur additional costs in subleasing these facilities including the write-off of existing leasehold improvements made to these premises, repairs to get the premises in the condition for subleasing and professional fees. Such costs are accrued at the lease cease-used date period. The Company does not expect the amount to be significant.

     In February 2005, Shanda Interactive Entertainment Limited (“Shanda”) and several of its affiliates reported that they beneficially acquired approximately 19.5% of the Company’s outstanding ordinary shares. As a result, Shanda is able to substantially influence all matters requiring the approval of the Company’s shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. The Company has adopted a shareholder rights plan pursuant to which the Company’s existing shareholders would have the right to purchase ordinary shares from the Company at half the market price then prevailing in the event a person or group acquires more than 10% of the Company’s outstanding ordinary shares (or an additional 0.5% in the case of certain shareholders holding more than 10% at the time of the plan adoption, including Shanda and its affiliates) on terms the Company’s Board of Directors does not approve. As a result, such rights could cause substantial dilution to the holdings of the person or group which acquires more than 10% (or an additional 0.5% as the case may be). Accordingly, the shareholder rights plan may inhibit a change in control or acquisition and could adversely affect a shareholder’s ability to realize a premium over the then prevailing market price for the ordinary shares in connection with such a transaction.

     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors, in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005. The complaints seek unspecified damaged on alleged violations of federal securities laws during the period from October 26, 2004 to February 7, 2005. The complaints allege violations of the federal securities laws through the issuance of false or misleading statements during the class period covered. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. The Company intends to take all appropriate action in response to these lawsuits.

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

	Quarterly Results for the Year Ended December 31, 2004
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004
	(In thousands, except per share amounts)
Net revenues	$56,899	$52,505	$49,195	$41,388
Gross profit	38,966	35,650	34,898	28,862
Net income	$17,433	$14,503	$18,018	$16,042
Basic net income per share	$0.35	$0.29	$0.36	$0.33
Shares used in computing basic net income per share	50,967	50,387	50,257	49,329
Diluted net income per share	$0.30	$0.25	$0.31	$0.28
Shares used in computing diluted net income per share	58,729	57,763	58,110	57,826

	Quarterly Results for the Year Ended December 31, 2003
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2003	2003	2003	2003
	(In thousands, except per share amounts)
Net revenues	$38,270	$31,914	$25,987	$18,114
Gross profit	27,608	22,352	17,881	12,007
Net income	9,269	11,657	7,121	3,376
Basic net income per share	$0.19	$0.24	$0.15	$0.07
Shares used in computing basic net income per share	48,647	48,279	47,661	46,774
Diluted net income per share	$0.16	$0.21	$0.14	$0.07
Shares used in computing diluted net income per share	57,784	57,622	51,971	50,844

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this Annual Report on Form 10-K our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) were effective to enable us to record, process, summarize and report information required to be included in our periodic SEC filings within the required time period.

Management’s Report on Internal Control over Financial Reporting

     Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages 62 and 63, respectively.

Evaluation of Changes in Internal Control over Financial Reporting

     There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B: Other information

     None

PART III

Item 10. Directors and Executive Officers of the Registrant

We incorporate the information required by this item by reference to our Proxy Statement for our 2005 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2004. We refer to this proxy statement as the 2005 Proxy Statement.

Item 11. Executive Compensation

We incorporate the information required by this item by reference from our 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

We incorporate the information required by this item by reference from our 2005 Proxy Statement.

Item 13. Certain Relationships and Related Transactions

We incorporate the information required by this item by reference from our 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services

We incorporate the information required by this item by reference from our 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) The following documents are filed as part of this report:

     (1) Consolidated Financial Statements: See Index to the Consolidated Financial Statements under Item 8 on page 61 of this report.

     (2) Financial Statement Schedules: See Index to the Consolidated Financial Statements under Item 8 on page 61 of this report.

     (3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index(numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA Corporation
By:	/s/ Charles Chao
Charles Chao
Chief Financial Officer

Date: March 15, 2005

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ YAN WANG	Chief Executive Officer and Director	March 15, 2005
(Principal Executive Officer)
Yan Wang

/s/ CHARLES CHAO	Chief Financial Officer	March 15, 2005
(Principal Financial and Accounting Officer)
Charles Chao

/s/ DANIEL CHIANG	Co-Chairman of the Board	March 15, 2005

Daniel Chiang

/s/ YONGJI DUAN	Co-Chairman of the Board	March 15, 2005

Yongji Duan

/s/ PEHONG CHEN	Director	March 15, 2005

Pehong Chen

/s/ LIP-BU TAN	Director	March 15, 2005

Lip-Bu Tan

/s/ TER-FUNG TSAO	Director	March 15, 2005

Ter-Fung Tsao

/s/ YICHEN ZHANG	Director	March 15, 2005

Yichen Zhang

/s/ XIAOTAO CHEN	Director	March 15, 2005

Xiaotao Chen

/s/ SONGYI ZHANG	Director	March 15, 2005

SongYi Zhang

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.64 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.2	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.70 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.3	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.71 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.4	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.6	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.7	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.8	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.9	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1*	Amended and Restated Articles of Association of SINA Corporation.

3.2*	Amended and Restated Memorandum of Association of SINA.com.

4.1	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

4.2	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

Exhibit
Number	Description
4.4	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.5	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.5#*	Form of share option agreement under the amended SINA.com 1999 Stock Plan.

10.6#	1999 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.7#	Form of subscription agreement under the 1999 Employee Stock Purchase Plan. (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.8#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.9#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.10	Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou (Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.11	Supplements to Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou (Filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.12	Lease Contract dated September 29, 2003 between Beijing Wanyujiaye Real Estate Agency Co., Ltd and Beijing Sina Information Technology Co., Ltd for offices located at Floor 16, Building C, Area A, SOHO, No. 88, Jianguo Street, Chaoyang District, Beijing (Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.13	Office Lease dated December 31, 2003 between Lee, Po-Hu and SINA.Com Online for offices located at 3F, No.29 An Ho Road, Section 1, Ta An District, Taipei, Taiwan (Filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.14	First Amendment to Sublease dated November 24, 2003 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.15	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.56 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2002, and incorporated herein by reference.)

10.16	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China (Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for year ended June 30, 2002, and incorporated herein by reference.)

10.17	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for offices located at 18th Floor, Block

Exhibit
Number	Description
C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.18	Office Lease dated December 19, 2002 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong (Filed as Exhibit 10.69 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

10.19	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing (Filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.20#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.21	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.22	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.23	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.24	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.25	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.26	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.27	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.28	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.29	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.30	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.31#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s

Exhibit
Number	Description
Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.32#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.33#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference.)

10.34#	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com (Filed as Exhibit 10.60 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)

10.35	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.).

10.36	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.37	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.38	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.39	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.40	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.41	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.42	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.43	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.44	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.45	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.46	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and

Exhibit
Number	Description
incorporated herein by reference).

10.47	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.48*	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation

10.49*	Office Lease dated November 20, 2004 between Huang Xu, Xiu-Xiang and SINA.Com Online for offices located at 5F, No. 362, Dun-Hua S.Rd., Sec. 1, Ta An District, Taipei City Taiwan

10.50*	Office Lease dated November 11, 2004 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney (appears on the signature page of this report).

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.