Form 10-K/A
period 2004-12-31
SINA CORP
filed 2005-04-29
CIK 1094005

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
Ordinary Shares, $0.133 par value per share
Ordinary Share Purchase Rights

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

     As of March 31, 2005, there were 51,531,335 shares of the registrant’s ordinary shares outstanding, $0.133 par value per share.

SINA CORPORATION

EXPLANATORY NOTE

     This Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2004 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K and to file certain exhibits.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     Our Articles of Association currently authorize a Board of not less than two directors and the classification of the Board into three classes serving staggered terms. At each annual general meeting, the terms of one class of directors will expire. The directors whose terms expire each year will be those who have been in office the longest since their last election. A director whose term is expiring will remain in office until the close of the meeting at which his or her term expires, and will be eligible for re-election at that meeting. The Company currently has nine directors. In accordance with our Articles of Association, the Board of Directors has fixed the number of directors constituting the Board at nine.

     The Class III Directors whose terms expire at our next annual meeting are Pehong Chen, Lip-Bu Tan and Yichen Zhang. The Class I directors whose terms expire at our 2006 Annual Meeting are Xiaotao Chen, Yongji Duan and Yan Wang. The Class II directors whose terms expire at our 2007 Annual Meeting are Daniel Chiang, Ter Fung Tsao and Song-Yi Zhang.

     The following table provides information with respect to our executive officers and directors as of March 31, 2005:

Name	Age	Position
Yan Wang	32	Chief Executive Officer and Director
Daniel Chiang	47	Co-Chairman of the Board
Yongji Duan	58	Co-Chairman of the Board
Charles Chao	39	Co-Chief Operating Officer & Chief Financial Officer
Hurst Lin	40	Co-Chief Operating Officer
Benjamin Tsiang	35	Executive Vice President of Product Development & General Manager of SINA Online
Pehong Chen	47	Director
Lip-Bu Tan	45	Director
Ter Fung Tsao	59	Director
Yichen Zhang	41	Director
Xiaotao Chen	47	Director
Song-Yi Zhang	48	Director

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

     Charles Chao has served as our Chief Financial Officer since February 2001 and Co-Chief Operating Officer since July 2004. Mr. Chao served as our Executive Vice President from April 2002 to June 2003. From September 1999 to January 2001, Mr. Chao served as our Vice President, Finance. Prior to joining us, Mr. Chao served as an experienced audit manager at PricewaterhouseCoopers, LLP, an accounting firm. Mr. Chao holds a Master of Professional Accounting degree from University of Texas at Austin, an M.A. in Journalism from University of Oklahoma and a B.A. in Journalism from Fudan University in Shanghai, China.

     Hurst Lin co-founded and served as the Vice President of Business Development of Sinanet.com from May 1995 until we acquired it in March 1999. From March 1999 to April 2002, Mr. Lin served as our Vice President of Business Development. Mr. Lin served as our General Manager of U.S. Operations from September 1999 until February 2003 and Executive Vice President of Global Business Development from April 2002 to June 2003. He served as our Chief Operating Officer from June 2003 to July 2004 and since then has served as our Co-Chief Operating Officer. Mr. Lin holds an M.B.A. from Stanford University and a B.A. in Engineering from Dartmouth College.

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

     Xiaotao Chen has served as a director since April 2004. Since January 2005, Mr. Chen has been the Chief Executive Officer and Executive Director of Sun Media Investment Holdings Limited. Mr. Chen also has served as Executive Director of Stone Group Holdings Limited, a Hong-Kong listed Company, since May 2001 and its President from May 2001 to December 2004. Prior to joining Stone Group Holdings Limited, he was the Vice President of Stone Group Corporation since January 1998.

     Song-Yi Zhang has served as a director since April 2004. Mr. Zhang has been an Advisory Director of Morgan Stanley based in Hong Kong since December 2000. From November 1997 to November 2000, Song-Yi was a Managing Director of Morgan Stanley and served separately as a Managing Director in its Asia Mergers, Acquisitions, Restructuring and Divestiture Group and Co-head of its Asia Utilities/ Infrastructure Group.

     There are no family relationships among any of the directors or executive officers of SINA Corporation.

Audit Committee Financial Expert

     The Board has determined that Lip-Bu Tan qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission and has designated Lip-Bu Tan to serve as the audit committee financial expert for the Company. Lip-Bu Tan is “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Lip-Bu Tan also serves on the audit committees of Centillium Communications, Inc. and Integrated Silicon Solutions, Inc. and is one of the designated audit committee financial experts for Integrated Silicon Solutions, Inc.

Audit Committee

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Lip-Bu Tan, Ter Fung Tsao and Yichen Zhang.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s ordinary shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s ordinary shares. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during the year that ended December 31, 2004 all Reporting Persons complied with all applicable filing requirements, except that (i) Xiaotao Chen filed his Form 3 late, (ii) Daniel Chiang didn’t file a Form 4 for certain gift transactions which took place on December 8, 2004 and were reported in a From 5 filed on February 14, 2005, and (iii) Song-Yi Zhang filed his Form 3 late.

Code of Ethics

     The Company has adopted the Code of Ethics which applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is posted on our corporate website at corp.sina.com. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 11. Executive Compensation

     COMPENSATION OF EXECUTIVE OFFICERS

     The following table shows the compensation earned by (a) the individual who served as the Company’s Chief Executive Officer during the fiscal year ended December 31, 2004 and (b) the four other most highly compensated individuals who served as an executive officer of the Company during the fiscal year ended December 31, 2004 (collectively the “Named Executive Officers”). Information is also provided for the fiscal year ended December 31, 2003 and the calendar year ended December 31, 2002.

Summary Compensation Table

							Long-Term
							Compensation
			Annual Compensation				Awards
					Other		Securities
					Annual		Underlying	All Other
Name and Principal Position	Fiscal Year		Salary($)	Bonus($)	Compensation($)		Options	Compensation
Yan Wang	2004		177,494	128,140	—		200,000	36,000	(2)
Chief Executive Officer &	2003		144,980	28,966	—		—	6,133	(2)
Director	2002	(1)	144,980	23,196	—		240,000	8,481	(2)
Charles Chao	2004		190,000	190,361	—		50,000	30,000	(4)
Chief Financial Officer &	2003		190,000	76,000	—		100,000	30,000	(4)
Co-Chief Operating Officer	2002	(1)	190,000	60,800	23,486	(3)	180,000	27,500	(4)
Hurst Lin	2004		175,000	183,227	—		50,000	39,000	(5)
Co-Chief Operating Officer	2003		175,000	61,252	—		100,000	—
	2002	(1)	175,000	47,394	—		180,000	—
Li-Cheng Chang (6)	2004		120,000	48,650	—		—	24,000	(7)
Former EVP &	2003		120,000	41,125	—		80,000	—
Chief Marketing Officer	2002		—	—	—		—	—
Benjamin Tsiang (8)	2004		110,000	36,878	—		30,000	24,000	(9)
EVP, Product Development	2003		110,000	33,000	—		40,000	—
& GM of SINA Online	2002		—	—	—		—	—

(1)	The information for 2002 is provided for calendar 2002, the twelve-month period ending December 31, 2002. Due to the fiscal year change effected for 2002, we are providing information for this period instead of for fiscal year ended June 30, 2002. Information for fiscal 2002 can be found in our 2002 Proxy Statement.

(2)	Mr. Wang received these amounts as a housing allowance.

(3)	Mr. Chao received this amount as a tax reimbursement payment.

(4)	Mr. Chao received these amounts as a housing allowance.

(5)	Mr. Lin received $30,000 as a housing allowance and 9,000 as an education allowance for his child.

(6)	Mr. Chang became an executive officer in June 2003 and resigned on December 31, 2004.

(7)	Mr. Chang received this amount as a housing allowance.

(8)	Mr. Tsiang became an executive officer in December 2003.

(9)	Mr. Tsiang received this amount as a housing allowance.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information for the twelve-month period ended December 31, 2004 with respect to grants of stock options to each of the Named Executive Officers. No stock appreciation rights were granted to the Named Executive Officers during 2004. Except for the options granted under our 1999 Directors’ Stock Option Plan to our Directors, all options granted by us during 2004 were granted under our 1999 Stock Plan and 1999 Executive Stock Option Plan. We

granted to employees options to purchase ordinary shares equal to a total of 1,479,300 shares during 2004. Options were granted at an exercise price equal to the fair market value of our ordinary shares.

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

	Individual Grants				Potential Realizable Value
	Number of				at Assumed Annual Rates
	Securities	Percent of Total			of Stock Price
	Underlying	Options Granted	Exercise		Appreciation
	Options	to Employees in	Price	Expiration	for Option Term
Name	Granted(#)	Fiscal Year (%)	($/sh)	Date	5%($)	10%($)
Yan Wang	200,000	13.52	24.23	7/27/14	3,047,623	7,723,276
Chief Executive Officer & Director
Charles Chao	50,000	3.38	24.23	7/27/14	761,906	1,930,819
Chief Financial Officer & Co-Chief Operating Officer
Hurst Lin	50,000	3.38	24.23	7/27/14	761,906	1,930,819
Co-Chief Operating Officer
Li-Cheng Chang	—	—	—	—	—	—
Former EVP & Chief Marketing Officer
Benjamin Tsiang	30,000	2.03	24.23	7/27/14	457,144	1,158,491
EVP, Product Development & GM of SINA Online

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION VALUES

     The following table provides certain information with respect to stock options exercised by the Named Executive Officers during the twelve-month period that ended on December 31, 2004. The table also provides the number of shares covered by stock options as of December 31, 2004, and the value of “in-the-money” stock options, which represents the positive difference between the exercise price of a stock option and the market price of the shares subject to such option on December 31, 2004. No stock appreciation rights were outstanding during the last year.

				Value of
			Number of	Unexercised
			Securities Underlying	In-the-Money
	Shares		Unexercised Options	Options at
	Acquired on	Value	at Year End(#)	Year End($)
Name	Exercise(#)	Realized($)	Exercisable/Unexercisable	Exercisable/Unexercisable(1)
Yan Wang	204,000	6,661,087	45,041/321,549	1,177,145/5,240,416
Chief Executive Officer & Director
Charles Chao	205,000	6,612,815	43,535/203,965	1,282,423/4,068,323
Chief Financial Officer & Co-Chief Operating Officer
Hurst Lin	215,833	6,961,169	45,208/198,959	778,173/3,914,316
Co-Chief Operating Officer
Li-Cheng Chang	69,600	2,347,515	4,649/0	116,938/0
Former EVP & Chief Marketing Officer
Benjamin Tsiang	45,000	1,393,064	6,249/80,001	158,213/1,414,462
EVP of Product Development & GM of SINA Online

(1)	Based on the $32.06 per share closing price of our ordinary shares on The Nasdaq National Market on December 31, 2004, less the exercise price of the options.

Director Compensation

     Except for reimbursement for reasonable travel expenses relating to attendance at board meetings and the grant of stock options, our directors are not currently compensated for their services as directors but our Articles of Association provide that they may be compensated at the discretion of the directors. Employee directors are eligible to participate in our 1999 Stock Plan, 1999 Executive Stock Option Plan and 1999 Employee Stock Purchase Plan. Our non-employee directors are eligible to participate in our 1999 Directors’ Stock Option Plan (the “Directors’ Plan”). The Directors’ Plan provides for the grant to nonemployee directors of: (1) a nonstatutory share option to purchase 37,500 ordinary shares on the date on which a nonemployee becomes a member of our Board of Directors, and (2) an additional nonstatutory share option to purchase 15,000 shares on the date of the shareholders’ meeting for each Board member who has served on the board for at least six months.

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

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings, including this 10-K/A, in whole or in part, the following Compensation Committee report and the Stock Performance Graph which follow shall not be deemed to be incorporated by reference into any such filings.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     During the twelve-month period ended December 31, 2004, the Compensation Committee of our Board of Directors (the “Committee”) consisted of Mr. Pehong Chen, Mr. Lip-Bu Tan and Mr. Yongji Duan. The members of the Compensation Committee are independent non-employee directors.

     The following is a report of the Committee describing the compensation policies applicable to the Company’s executive officers during the twelve-month period ended December 31, 2004. The Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also administers the granting of options to executive employees under the Company’s stock option plans. Executive officers who are also directors have not participated in deliberations or decisions involving their own compensation.

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

     Each option grant allows the executive officer to acquire ordinary shares at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). The options typically vest in periodic installments over a four-year period, contingent upon the executive officer’s continued employment with the Company, although exceptions may be made when deemed necessary or appropriate. Accordingly, the option will provide a return to the executive officer only if he or she remains in the Company’s service, and then only if the market price of the ordinary shares appreciates over the option term. In addition to the stock option plans, executive employees are eligible to participate in the Company’s 1999 Employee Stock Purchase Plan.

Compensation of the Chief Executive Officer

     The factors discussed above in “Base Salaries,” “Cash-Based Incentive Compensation,” and “Long-Term Incentive Compensation” were also applied in establishing the amount of Mr. Wang’s salary and stock option grant. Significant factors in establishing Mr. Wang’s compensation include his performance and responsibilities, and comparability considerations. The current annual base salary for Mr. Wang is set at $210,000 per annum by the Compensation Committee and has been effective since July 2004. Prior to July 2004, Mr. Wang’s annual base salary was set at $144,945. Mr. Wang received $177,494 as base salary for the twelve-month period ended December 31, 2004. In addition to the base salary, Mr. Wang may earn up to 100% of his annual base salary as cash-based incentive compensation for 2004 based on achievement of certain financial targets in 2004. Mr. Wang received $128,140 in cash-based incentive compensation in 2004. Mr. Wang was also granted options to purchase 200,000 shares of ordinary share in July 2004. These options have an exercise price of $24.23 per share and vest over a four-year term with 12.5% of the options vesting on the sixth month anniversary of the date of the grant and the remaining options vesting ratably on a monthly basis over the remaining terms of the options. In addition, he also received $36,000 as the housing allowance in 2004.

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

STOCK PERFORMANCE GRAPH

     The following graph compares the cumulative total shareholder return data for the Company’s shares since April 13, 2000 the date on which the Company’s shares were first registered under Section 12 of the Securities Exchange Act of 1934, as amended, and ending on December 31, 2004, to the cumulative return over such period of (i) The Nasdaq National Market Composite Index and (ii) the Morgan Stanley Internet Index (“MOX”). The graph assumes that $100 was invested on April 13, 2000 in the ordinary shares of the Company and in each of the comparative indices. The graph further assumes that such amount was initially invested in the ordinary shares of the Company at a per share price of $17.00, the price to which such shares were first offered to the public by the Company on the date of its initial public offering. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*
AMONG SINA CORPORATION, THE NASDAQ NATIONAL MARKET COMPOSITE INDEX
AND THE MORGAN STANLEY INTERNET INDEX

	4/13/2000	6/30/2000	12/29/2000	6/29/2001	12/31/2001	6/28/2002	12/31/2002	6/30/2003	12/31/03	6/30/04	12/31/04
SINA Corporation	$100.00	$150.71	$18.35	$9.35	$9.29	$10.29	$38.24	$119.12	$198.53	$194.06	$188.59
Nasdaq Composite Index	$100.00	$103.30	$64.34	$56.27	$50.80	$38.11	$34.78	$42.27	$52.18	$53.33	$56.66
Morgan Stanley Internet Index	$100.00	$90.01	$34.80	$23.72	$16.76	$9.18	$9.57	$13.24	$15.72	$16.54	$17.94

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     ORDINARY SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information that has been provided to the Company with respect to the beneficial ownership of our ordinary shares as of March 31, 2005 by:

•	each shareholder known to us to own beneficially more than 5% of the ordinary shares;

•	each director;

•	each of our executive officers listed in the Summary Compensation Table; and

•	all our current directors and executive officers as a group.

     Percentage of beneficial ownership is based on 51,531,335 ordinary shares outstanding as of March 31, 2005, together with options that are exercisable within 60 days of March 31, 2005 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC.

	Amount and
	Nature of	Percent of
	Beneficial	Ordinary Shares
Name and Address of Beneficial Owners	Ownership(#)	Outstanding(%)(1)
Shanda Interactive Entertainment Limited and its affiliated entities (2)	9,821,765	19.1
No. 1 Office Building, No. 690 Bibo Road Pudong New Area, Shanghai, China 201203
Capital Research and Management Company and its affiliated entities (3)	4,595,000	8.9
333 South Hope Street Los Angeles, CA 90071
Capital Group International, Inc. and its affiliated entities (3)	3,387,380	6.6
11100 Santa Monica Blvd. Los Angeles, CA 90025
American Century Companies, Inc. and its affiliated entities (3)	2,840,036	5.5
4500 Main Street, 9th Floor Kansas City, MO 64111
Yongji Duan and his affiliated entities (4)	2,517,274	4.9
Stone Electronic Technology Limited 27/ F, K. Wah Centre 191 Java Road, North Point Hong Kong
Daniel Chiang (5)	1,334,914	2.6
Lip-Bu Tan(6)	102,947	*
Walden International Investment Group One California Street, 28th Floor San Francisco, CA 94111
Ter Fung Tsao(7)	107,500	*
c/o Helen Hsiao, 8F, Suite 801 136, Jean-Ai Road, SEC. 3 Taipei, Taiwan
Hurst Lin(8)	328,905	*
Pehong Chen(9)	43,732	*
BroadVision, Inc. 585 Broadway Redwood City, CA 94063
Charles Chao(10)	96,235	*

	Amount and
	Nature of	Percent of
	Beneficial	Ordinary Shares
Name and Address of Beneficial Owners	Ownership(#)	Outstanding(%)(1)
Yan Wang(11)	125,666	*
Yichen Zhang(12)	37,500	*
CITIC 26/ F CITIC Tower 1 Tim Mei Avenue, Central Hong Kong
Benjamin Tsiang (13)	233,552	*
Xiaotao Chen	0	*
Song-Yi Zhang (14)	37,500	*
All current directors and executive officers as a group (12 persons)(15)	4,965,725	9.5

*	Less than one percent of the outstanding ordinary shares.

(1)	For each named person, the percentage ownership includes ordinary shares which the person has the right to acquire within 60 days after March 31, 2005. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person. Beneficial ownership calculations for 5% shareholders are based solely on publicly-filed Schedule 13D’s or 13G’s, which 5% shareholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2004.

(2)	Beneficial ownership calculation is based solely on a review of a Schedule 13D filing made with the Securities and Exchange Commission on February 18, 2005.

(3)	Beneficial ownership calculation is based solely on a review of Schedule 13G filings made with the Securities and Exchange Commission. Such filings set forth beneficial ownership as of December 31, 2004.

(4)	Includes 2,502,274 shares held by Sun Stone Media Group Limited (“SSMG”) for whom Mr. Duan serves as a director. Mr. Duan disclaims beneficial ownership of the shares in which he has no pecuniary interest. Also includes 15,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005. The address for SSMG is 11F/ A 1110, Hanwei Plaza, No. 7, Guanghua Road, Beijing, People’s Republic of China.

(5)	Includes 108,472 shares held by his wife, 90,000 shares held by a custodian account for his son, 90,000 shares held by a custodian account for his daughter and 391,291 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(6)	Includes 5,447 shares held by a trust controlled by Mr. Tan and 97,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(7)	Includes 67,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(8)	Includes 92,499 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(9)	Includes 13,732 shares held by a trust controlled by Mr. Chen and 30,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(10)	Includes 95,832 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(11)	Consists of 125,666 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(12)	Includes 30,000 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(13)	Includes 23,750 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(14)	Includes 37,500 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

(15)	Includes 1,006,538 shares issuable upon exercise of options exercisable within 60 days of March 31, 2005.

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

Equity Compensation Plan Information

     The following table sets forth information for our equity compensation plans as of December 31, 2004:

Number of securities
remaining available for
future issuance under
	Number of securities to		Weighted average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
Plan Category	warrants and rights		warrants and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,417,588	(1)	$11.62	4,843,794 (2	) (3)
Equity compensation plans not approved by security holders	—		N/A	—
Total	5,417,588		$11.62	4,843,794

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

Indebtedness of Management

     Our subsidiary Beijing SINA Information Technology Co., Ltd. (formerly known as Beijing Stone Rich Sight Information Technology Co., Ltd.) (“BSIT”), agreed to provide Yan Wang, our current Chief Executive Officer, an interest-free loan of RMB300,000 for purposes of providing capital to Beijing SINA Internet Information Services Co., Ltd. in 1999. In addition, BSIT has agreed to provide Yan Wang interest free loans of RMB750,000 for purposes of providing capital to Beijing SINA Interactive Advertising Co., Ltd. in 1999, and RMB300,000 for purposes of providing capital to Guangdong SINA Internet Information Service Co., Ltd. in 2001. The entire principal amount of each of these loans is currently outstanding.

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

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees and Services

     For the fiscal year ending December 31, 2004 , as well as our fiscal year ending December 31, 2003, PricewaterhouseCoopers, Zhong Tian CPAs Limited Company (“PwC”), our independent auditor and principal accountant, billed the fees set forth below. The Audit Committee of the Board of Directors has considered whether the non-audit services provided by PwC are compatible with maintaining its independence, and affirmatively approved the provision of such non-audit services by PwC.

	Fiscal Year	Fiscal Year
	Ending	Ending
	December 31,	December 31,
	2004 ($)	2003 ($)
Audit Fees	950,000	275,000
Audit-Related Fees(1)	270,000	20,000
Tax Fees (2)	34,495	31,775
All Other Fees	—	—

(1)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, general training and consultations related to internal control and consultations concerning financial accounting standards on transfer pricing.

(2)	Tax fees consist of fees billed for professional services related to tax advice and assistance with tax reporting.

The Audit Committee’s policy is to pre-approve all audit and permissable non-audit services provided by PwC. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to an initial estimated budget. PwC and management are required to periodically report to the Audit Committee regarding the extent of services provided by PwC in accordance with this pre-approval, and the fees performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

Item 15. Exhibits and Financial Statement Schedules

     (a) Exhibits

          See the Exhibit Index following the signature pages of this report

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA Corporation
By:	/s/ Charles Chao
Charles Chao
Chief Financial Officer

Date: April 29, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
*	Chief Executive Officer and Director	April 29, 2005
(Principal Executive Officer)
Yan Wang

/s/ CHARLES CHAO	Chief Financial Officer	April 29, 2005
(Principal Financial and Accounting Officer)
Charles Chao

*	Co-Chairman of the Board	April 29, 2005

Daniel Chiang

*	Co-Chairman of the Board	April 29, 2005

Yongji Duan

*	Director	April 29, 2005

Pehong Chen

*	Director	April 29, 2005

Lip-Bu Tan

*	Director	April 29, 2005

Ter-Fung Tsao

*	Director	April 29, 2005

Yichen Zhang

*	Director	April 29, 2005

Xiaotao Chen

*	Director	April 29, 2005

Song-Yi Zhang

*	This Amendment No. 1 on Form 10-K/A was executed by Charles Chao pursuant to a Power of Attorney filed with the Securities and Exchange Commission on March 16, 2005 in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.64 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.2	Letter dated January 6, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.70 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.3	Letter dated January 7, 2003 regarding Amendment to Share Purchase Agreement dated January 3, 2003 among SINA.com, Memestar Limited and the Shareholders of Memestar Limited (Filed as Exhibit 10.71 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

2.4	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.6	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.7	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.8	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.9	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1*	Amended and Restated Articles of Association of SINA Corporation.

3.2*	Amended and Restated Memorandum of Association of SINA.com.

4.1	Amended and Restated Investors’ Rights Agreement dated October 19, 1999 among SINA.com and certain holders of SINA.com’s securities (Filed as Exhibit 4.2 to the Company’s Registration Statement on Form F-1, Registration

Exhibit
Number	Description
No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

4.2	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.5	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.5#*	Form of share option agreement under the amended SINA.com 1999 Stock Plan.

10.6#	1999 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.7#	Form of subscription agreement under the 1999 Employee Stock Purchase Plan. (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.8#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.9#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.10	Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou (Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.11	Supplements to Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street,

Exhibit
Number	Description
Tianhe District, Guangzhou (Filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.12	Lease Contract dated September 29, 2003 between Beijing Wanyujiaye Real Estate Agency Co., Ltd and Beijing Sina Information Technology Co., Ltd for offices located at Floor 16, Building C, Area A, SOHO, No. 88, Jianguo Street, Chaoyang District, Beijing (Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.13	Office Lease dated December 31, 2003 between Lee, Po-Hu and SINA.Com Online for offices located at 3F, No.29 An Ho Road, Section 1, Ta An District, Taipei, Taiwan (Filed as Exhibit 10.10 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.14	First Amendment to Sublease dated November 24, 2003 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.15	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.56 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2002, and incorporated herein by reference.)

10.16	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China (Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for year ended June 30, 2002, and incorporated herein by reference.)

10.17	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for offices located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.18	Office Lease dated December 19, 2002 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong (Filed as Exhibit 10.69 to the Company’s Report on Form 10-K for the transition period ended December 31, 2002, as amended, and incorporated herein by reference.)

10.19	Lease agreements between Beijing Stone Rich Sight Information Technology Co. Ltd. and the following entities: a) Beijing Shilihe Property Management Company Ltd dated October 16, 1997, b) Beijing Wanquan Hope Technology Development Center dated April 2, 1998, and c) Wanquan Primary School, Haidian District, Beijing dated December 15, 1998. All agreements are for office space located in Beijing Wanquan Primary School, Haidian District, Beijing (Filed as Exhibit 10.9 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.20#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.21	Purchase Agreement, dated as of June 30, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 10.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.)

10.22	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.23	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

Exhibit
Number	Description
10.24	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.25	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.26	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.27	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.28	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.29	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.30	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference.)

10.31#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.32#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference.)

10.33#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference.)

10.34#	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com (Filed as Exhibit 10.60 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference.)

10.35	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference.).

10.36	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.37	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s

Exhibit
Number	Description
Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.38	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.39	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.40	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.41	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.42	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.43	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.44	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.45	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.46	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and incorporated herein by reference).

10.47	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.48*	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation

10.49*	Office Lease dated November 20, 2004 between Huang Xu, Xiu-Xiang and SINA.Com Online for offices located at 5F, No. 362, Dun-Hua S.Rd., Sec. 1, Ta An District, Taipei City Taiwan

10.50*	Office Lease dated November 11, 2004 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong

Exhibit
Number	Description
21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney.

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed with the Company’s Report on Form 10-K for the fiscal year ended December 31, 2004 (which report was filed on March 16, 2005).

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.

**	Filed herewith.