Form 10-Q
period 2005-03-31
SINA CORP
filed 2005-05-10
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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
Yes ☑ No ☐

The number of shares outstanding of the registrant’s ordinary shares as of May 5, 2005 was 51,837,759.

SINA CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

SINA CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,	December 31,
	2005	2004
	(unaudited)	( audited)
ASSETS
Current assets:
Cash and cash equivalents	$150,499	$153,768
Short-term investments	132,931	121,867
Accounts receivable, net of allowances for doubtful accounts of $1,676 and $1,754, respectively	32,131	39,942
Short-term deferred tax assets	735	689
Prepaid expenses and other current assets	9,749	10,699

Total current assets	326,045	326,965
Investment in Tidetime Sun	5,347	5,468
Property and equipment, net of accumulated depreciation of $21,402 and $19,446, respectively	17,456	16,152
Long-term investments	4,775	4,541
Intangible assets, net of accumulated amortization of $6,192 and $5,151, respectively	12,177	13,218
Goodwill	61,172	61,172
Other assets	2,783	2,909

Total assets	$429,755	$430,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,832	$2,052
Accrued liabilities	56,561	68,384
Income taxes payable	3,675	4,502

Total current liabilities	63,068	74,938
Convertible Debt	100,000	100,000
Other long-term liabilities	1,955	2,142

Total liabilities	165,023	177,080

Commitments and contingencies (Note 13)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 51,531 and 51,359 shares issued and outstanding	6,857	6,834
Additional paid-in capital	265,478	263,912
Accumulated deficit	(6,748)	(17,058)
Accumulated other comprehensive income (loss):
Unrealized loss on investment in marketable securities	(923)	(395)
Cumulative translation adjustments	68	52

Total shareholders’ equity	264,732	253,345

Total liabilities and shareholders’ equity	$429,755	$430,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amount)

	Three months ended
	March 31,
	2005	2004
Net revenues:
Advertising	$16,648	$13,118
Non-advertising	29,200	28,270

	45,848	41,388

Cost of revenues:
Advertising	5,894	4,332
Non-advertising	9,040	8,194

	14,934	12,526

Gross profit	30,914	28,862

Operating expenses:
Sales and marketing	11,484	7,098
Product development	3,702	1,974
General and administrative	4,697	3,215
Amortization of intangible assets	1,041	484

Total operating expenses	20,924	12,771

Income from operations	9,990	16,091
Interest income	1,532	1,220
Amortization of convertible debt issuance cost	(171)	(171)
Gain on investments	56	59
Loss on equity investments	(566)	(333)

Income before income taxes	10,841	16,866
Provision for income taxes	(531)	(824)

Net income	$10,310	$16,042

Basic net income per share	$0.20	$0.33

Diluted net income per share	$0.18	$0.28

Weighted average shares:
Basic	51,431	49,329

Diluted	58,502	57,826

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

				Ordinary
				Shares
			Additional	Subject to			Total
	Ordinary Shares		Paid-in	Subsequent	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit	Others	Equity	Income

Balances at December 31, 2004	51,359	$6,834	$263,912	$—	$(17,058)	$(343)	$253,345
Issuance of ordinary shares pursuant to stock plans	172	23	1,566	—	—	—	1,589
Comprehensive income:
Net income	—	—	—	—	10,310	—	10,310	$10,310
Unrealized loss on investments in marketable securities	—	—	—	—	—	(528)	(528)	$(528)
Currency translation adjustments	—	—	—	—	—	16	16	16

Comprehensive income								$9,798

Balances at March 31, 2005	51,531	$6,857	$265,478	$—	$(6,748)	$(855)	$264,732

				Ordinary
				Shares
			Additional	Subject to			Total
	Ordinary Shares		Paid-in	Subsequent	Accumulated		Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit	Others	Equity	Income

Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	1,217	162	7,466	—	—	—	7,628
Business acquisition	372	49	9,835	(1,349)	—	—	8,535
Comprehensive income:
Net income	—	—	—	—	16,042	—	16,042	$16,042
Unrealized gain on investments in marketable securities	—	—	—	—	—	2,883	2,883	$2,883
Currency translation adjustments	—	—	—	—	—	4	4	4

Comprehensive income								$18,929

Balances at March 31, 2004	50,216	$6,682	$253,523	$—	$(67,012)	$1,406	$194,599

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$10,310	$16,042
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	(78)	(248)
Loss on equity investments	566	333
Loss on disposal of fixed assets	20	5
Depreciation	1,979	1,348
Amortization of convertible debt issuance cost	171	171
Amortization of intangible assets	1,041	484
Gain on investments	(56)	(59)
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	7,889	(4,933)
Short-term deferred tax assets	(46)	—
Prepaid expenses and other current assets	950	(367)
Other assets	(45)	1
Accounts payable	780	127
Income taxes payable	(827)	(185)
Accrued liabilities	44	6,918

Net cash provided by operating activities	22,698	19,637

Cash flows from investing activities:
Acquisition of property and equipment	(3,303)	(2,106)
Cash paid for business acquisition, net of cash acquired	(12,038)	(8,729)
Investments in joint ventures	(800)	(670)
Deposit for business acquisition	—	(6,282)
Purchase of short-term investments, net	(11,701)	(27,247)
Proceeds from sale of investments	286	295

Net cash used in investing activities	(27,556)	(44,739)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares, net	1,589	7,628

Net cash provided by financing activities	1,589	7,628

Net decrease in cash and cash equivalents	(3,269)	(17,474)
Cash and cash equivalents at the beginning of the period	153,768	158,148

Cash and cash equivalents at the end of the period	$150,499	$140,674

Supplemental disclosure of investing activities:
Cash paid for business acquisition*	$(12,038)	$(10,246)
Cash acquired	—	1,517

Cash paid for business acquisition, net	$(12,038)	$(8,729)

Supplemental disclosure of noncash financing activities:
Ordinary shares issued for business acquisition	$—	$9,884

* Cash paid for business acquisition during the three months ended March 31, 2005 includes advance payment of $12,000 for the additional consideration paid to Crillion Corporation for its achievement of the 2004 performance target which were accrued as of December 31, 2004.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Business

     SINA Corporation (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.

2. Summary of Significant Accounting Policies

     Principles of consolidation and basis of presentation

     The accompanying interim condensed consolidated financial statements have been prepared in conformity with the accounting principles generally accepted in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed statements of operations, condensed statements of shareholders’ equity and condensed statements of cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from the December 31, 2004 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of ARB No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of March 31, 2005, the total amount of interest-free loans to these PRC employees was $9.0 million. The aggregate accumulated losses of all VIEs were approximately $2.4 million and have been included in the condensed consolidated financial statements.

     The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

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

     Available for sale securities investments

     Investments classified as available for sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income statement during the period in which the gain or loss is realized. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increases and decrease in the fair value of available for sale securities will be included in comprehensive income through a credit or charge to shareholders’ equity except for an other-than-temporary impairment which will be charged to income statement.

     Investments classified as available for sale securities include marketable equity securities of Tidetime Sun (Group) Limited (“Tidetime Sun”), previously called Sun Media Group (see Note 4 “Investment in Tidetime Sun”), and marketable debt securities included in the short-term investments. The Company invests in marketable debt securities that are readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments.

     Goodwill and intangible assets, net

     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assess goodwill for impairment periodically in accordance with SFAS 142.

     The Company applies the criteria specified in SFAS No. 141, “Business Combinations” (“SFAS 141”) to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

     Revenue recognition

     Advertising

     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on its websites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on the Company’s websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on relative fair value for revenue recognition purpose, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied.

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

     Non-advertising

     MVAS. MVAS revenues are derived principally from providing mobile phone users with short messaging service (“SMS”), multimedia messaging service (“MMS”), ring back tone (“RBT”), wireless application protocol (“WAP”) and interactive voice response system (“IVR”). These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     The Company contracts with China Mobile Communication Corporation (“China Mobile”) and its subsidiaries and China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries and other mobile operators, for billing and transmission services related to the MVAS transmitted to its users. In accordance with EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent,” revenues are recorded on a gross basis when the Company is considered the primary obligor to the MVAS users. Under the gross method, the amounts billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where the Company is not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators.

     Due to the time lag between when the services are rendered and when the mobile operator billing statements are received, MVAS revenues are estimated based on our internal records of billings and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. The confirmation rate applied to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six months historical rates available, provided that the Company has obtained confirmation rates for six months. If the Company has not yet received confirmation rates for six months, revenues would be deferred until billing statements are received from the mobile operators. Historically, there have been no significant true up adjustments to the revenue estimates.

     Historically, due to the time lag of receiving billing statements from mobile operators and the lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. Such policy has been applied on a consistent basis and does not apply to MVAS revenues from acquired entities Memestar Limited and Crillion Corporation. For the quarters ended March 31, 2005 and 2004, the Company recorded MVAS revenues in the amount of $26.5 million and $25.8 million, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS would have been $26.3 million and $26.6 million, respectively.

     China Mobile and its subsidiaries have started transitioning MVAS providers to a new billing platform for SMS since the middle of 2004. Certain of their provincial subsidiaries have required the Company to switch to this new billing platform recently. Other provincial subsidiaries will require the Company to switch to the new billing platform in other provinces in the future. China Unicom and its subsidiaries are also in the process of implementing a new billing system. The new billing platforms may result in more controls by the mobile operators in the operation, a higher failure rate for fee collection from the Company’s users or make it more difficult for the Company to recruit new users and hence may reduce its revenues from MVAS significantly. The Company has been monitoring the extent of the impact of the new billing platforms to its business and its confirmation rates used. In addition, the Company has been evaluating the current MVAS revenue recognition policy. If there were no consistent confirmation rates trend or there are continuous significant true up adjustments to its estimates under the new billing platforms, its current policy of estimating MVAS revenues may not be appropriate. The Company may have to record the MVAS revenues when it receives the billing statements from third-party mobile operators. Due to the time lag of receiving the billing statements, its MVAS revenues may fluctuate with the collection of billing statements if the Company were to record the MVAS revenues when it received the billing statements. As of March 31, 2005, almost all of the significant provincial subsidiaries of China Mobile have moved to the new billing platform. The Company is not yet able to isolate the effect of the new platform on the collection failure rates, however, in general the new billing systems have resulted in a higher failure rate on its billing.

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

     Fee-based services. Fee-based services allow the Company’s users to subscribe to services on its websites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     E-commerce. E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promoting their goods or services within the Company’s online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on its website while the commission revenue is recognized on a net basis after both successful online verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.

     Enterprise services. Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, provided that no significant company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.

     In accordance with GAAP, the recognition of these revenues is partly based on the Company’s assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if the Company’s assessments of the probability of collection of accounts receivable had been different.

     Stock-based compensation

     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” as amended by FIN 44 and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No.#44” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, the Company’s net income per share would have been adjusted to the pro forma amounts as follows:

	Three months ended March 31,
	2005	2004
	(Unaudited, in thousands)
Net income:
As reported	$10,310	$16,042
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(28)	(33)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,947)	(1,882)

Pro forma	$7,335	$14,127

Basic net income per share:
As reported	$0.20	$0.33

Pro forma	$0.15	$0.29

Diluted net income per share:
As reported	$0.18	$0.28

Pro forma	$0.13	$0.25

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Three months ended March 31,
	2005	2004
Risk-free interest rate	2.93%	1.19%
Expected life (in years)	1-4	1-4
Expected dividend yield	—	—
Volatility	87%	91%

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

     Recent accounting pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date of SFAS 123R, requiring the Company to adopt SFAS 123R in the first quarter of fiscal 2006. The new rule does not change the accounting required by SFAS 123R, it changes only the date for compliance with the standard. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive options, prior periods must be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements of SFAS 123R, and it expects that the adoption of SFAS 123R will have a material impact on its consolidated results of operations and earnings per share.

3. Short-term investments

     The investments in marketable debt securities are classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities is summarized as follows:

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
Time deposits	$1,329	$1,329
Marketable debt securities due within one year	$69,934	$56,473
Marketable debt securities due after one year through five years	61,668	64,065

	$132,931	$121,867

     During the three months ended March 31, 2005 and 2004, the Company recorded an unrealized loss of $0.4 million and an unrealized gain of $1.2 million, respectively, on its marketable debt securities as a component of comprehensive income. The Company considered the declines in value as not other-than-temporary, because the declines in market value were attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.

4. Investment in Tidetime Sun

     Investment in Tidetime Sun, previously called Sun Media Group, was accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholder’s equity. The fair market value of this investment was $5.3 million and $5.5 million on March 31, 2005 and December 31, 2004, respectively. The Company recorded an unrealized loss of approximately $0.1 million as a component of comprehensive income for the three months ended March 31, 2005. At May 5, 2005, the fair market value of this investment was $4.5 million. The Company will continue to monitor the investment and if there is a decline in fair value, the Company may have to recognize additional impairment charges in future periods.

5. Long-term investments

     Long-term investments comprise investments in joint ventures which were accounted for using the equity method of accounting. As of March 31, 2005, the carrying value of long-term investments of $4.8 million mainly comprise investments in: i) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in the PRC with NC Soft, a Korean online game company and ii) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. The following summarizes the Company’s equity investments as of March 31, 2005:

	Shanghai NC-SINA	COAL	Others	Total
	(Unaudited, in thousands)
Balances at December 31, 2004 (audited)	$1,384	$1,932	$1,225	$4,541
Additional investment	—	800	—	800
Gain (loss) on equity investments	303	(869)	—	(566)

Balances at March 31, 2005	$1,687	$1,863	$1,225	$4,775

6. Goodwill and intangible assets

     The following table summarizes goodwill from the Company’s acquisitions:

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
Davidhill Capital Inc. (“Davidhill”)	$4,273	$4,273
Crillion Corporation (“Crillion”)	37,984	37,984
Bravado Investments Limited (“Bravado”)	824	824
Memestar Limited (“Memestar”)	18,091	18,091

Total goodwill	$61,172	$61,172

     The following table summarizes the intangible assets acquired from Davidhill , Crillion, Bravado and Memestar:

	March 31,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
(i) Davidhill:
Non-Compete agreements	$480	$480
Technology	10,300	10,300

	10,780	10,780
Less: Accumulated amortization	(933)	(622)

Net	9,847	10,158

(ii) Crillion:
Non-Compete agreements	1,891	1,891
Customer list	2,494	2,494
Content provision contracts	81	81

	4,466	4,466
Less: Accumulated amortization	(2,597)	(1,960)

Net	1,869	2,506

(iii) Bravado:
Non-Compete agreements	121	121
Hotel reservation contracts	774	774

	895	895
Less: Accumulated amortization	(434)	(341)

Net	461	554

(iv) Memestar
Non-Compete agreements	1,256	1,256
Customer lists	972	972

	2,228	2,228
Less: Accumulated amortization	(2,228)	(2,228)

Net	—	—

Total intangible assets, net	$12,177	$13,218

     Amortization expense related to intangible assets was $1.0 million and $0.5 million in the three months ended March 31, 2005 and 2004, respectively. As of March 31, 2005, estimated amortization expenses in future periods are expected to be:

Amortization
Fiscal year	expenses
(In thousands)
Remainder of 2005	$2,304
2006	1,999
2007	1,179
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$12,177

7. Related party transactions

     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s website. The contract terms are at rates and terms that management believes are comparable with those entered into with independent third parties. Revenues derived from the advertising arrangement with Shanghai NC-SINA were $0.2 million for the three months ended March 31, 2005. The company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of March 31, 2005, the balance for such customer advances was $3.5 million.

     As part of the joint venture arrangement with COAL, the Company agreed to divert certain number of users to COAL’s auction site in exchange for equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement are recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Non-advertising revenues from this arrangement was $0.2 million for the three months ended March 31, 2005. As of March 31, 2005, deferred revenue from COAL was $2.8 million, $2.0 million of which related to long-term liabilities.

8. Income taxes

     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions including the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and hence the Company has not recorded income tax provisions or benefits for these locations as of March 31, 2005. The Company generated substantially all its net income from its PRC operations for both the three months ended March 31, 2005 and 2004, and has recorded income tax provisions for the two periods as follows:

	Three months ended March 31,
	2005	2004
	(Unaudited, in thousands, except percentage)
Loss subject to non PRC operations	$(2,385)	$(874)
Income subject to the PRC operations	13,226	17,740

Income before taxes	$10,841	$16,866

Income tax expenses subject to the PRC operations	$531	$824
Effective tax rate for the PRC operations	4%	5%

     Pursuant to PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that the VIEs have undistributed after-tax net income, the Company would have to pay a dividend tax of 20% on behalf of its employees when dividends are distributed from these local entities in the future.

     The provision for income taxes for both the three months ended March 31, 2005 and 2004 differs from the amount computed by applying the EIT was primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC.

9. Net income per share

     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.

     The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three months ended March 31,
	2005	2004
	(Unaudited, in thousands, except
	per share amounts)
Numerator:
Net income	$10,310	$16,042
Amortization of convertible debt issuance cost	171	171

Net income used in computing basic and diluted net income per share	$10,481	$16,213

Denominator:
Weighted average ordinary shares outstanding	51,431	49,329

Shares used in computing basic net income per share	51,431	49,329

Weighted average ordinary share equivalents:
Stock options	3,194	4,620
Convertible debt	3,877	3,877

	7,071	8,497

Shares used in computing diluted net income per share	58,502	57,826

Basic net income per share	$0.20	$0.33

Diluted net income per share	$0.18	$0.28

10. Segment information

     Based on the criteria established by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally. The Company does not allocate any operating costs or assets to its advertising, MVAS and other segments as management does not use this information to measure the performance of these operating segments. Management does not believe that allocating these expenses or assets is necessary in evaluating these segments’ performance.

     The following is a summary of revenues and cost of revenues by segments:

	Three months ended March 31,
	2005	2004
	(Unaudited, in thousands, except
	percentages)
Revenues:
Advertising	$16,648	$13,118
MVAS	26,515	25,786
Other	2,685	2,484

	$45,848	$41,388

Cost of revenues:
Advertising	$5,894	$4,332
MVAS	8,670	7,977
Other	370	217

	$14,934	$12,526

Gross profit margins:
Advertising	65%	67%
MVAS	67%	69%
Other	86%	91%
Overall	67%	70%

     The following is a summary of the Company’s geographic operation:

	The PRC	U.S.	Hong Kong	Taiwan	Total
	(Unaudited, in thousands)
Three months ended and as of March 31, 2005:
Revenue	$44,723	$533	$444	$148	$45,848
Long-lived assets	16,780	89	169	418	17,456
Three months ended and as of March 31, 2004:
Revenues	$40,042	$582	$452	$312	$41,388
Long-lived assets	8,736	45	85	707	9,573

11. Concentration of credit risk and major customers

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

     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of March 31, 2005 and December 31, 2004, respectively, approximately 97% and 98% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three months ended March 31, 2005 and 2004. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of March 31, 2005 and December 31, 2004. For its MVAS operations in the PRC, the Company mainly contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 58% and 62% of the Company’s net revenues for the three months ended March 31, 2005 and 2004, respectively. SMS revenue accounted for 44% and 58% of the Company’s net revenues for the three months ended March 31, 2005 and 2004, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses and historically the Company has not had any significant direct write-off of bad debts.

     The following table summarizes operator(s) with 10% or more of the Company’s total net revenues and accounts receivable:

	% of total net revenues
Operator(s)	Three months ended March 31,
	2005	2004
China Mobile and its subsidiaries	50%	54%

	% of total accounts receivable, net
Operator(s)	As of March 31, 2005	As of December 31, 2004
China Mobile and its subsidiaries	42%	47%

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

     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2004, the Company is subject to a maximum appropriation of $4.8 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 8 — “Income Taxes” to the Condensed Consolidated Financial Statements.

     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. The Company’s cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $148.0 million, which accounted for approximately 52% of its total cash, cash equivalents and short-term investment balance as of March 31, 2005. The Company’s accounts receivable balance denominated in Chinese renminbi was approximately $31.1 million, which accounted for approximately 97% of its total accounts receivable balance as of March 31, 2005. The Company’s liabilities balance denominated in Chinese renminbi was approximately $42.2 million, which accounted for approximately 26% of its total liabilities balance as of March 31, 2005. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. In accordance with SEC Regulation S-X Rule 210.4-08 (e)(3) “General Notes to Financial Statements,” the Company performed test on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2004, which is the most recently completed fiscal year.

12. Convertible debt

     As of March 31, 2005, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. One of the conditions for conversion of the Notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended March 31, 2005, the sale price of SINA ordinary shares exceeded the threshold set forth in Item i) above for the required period of time; therefore, the Notes are convertible into SINA ordinary shares during the three months ending June 30, 2005.

     Upon a purchaser’s election to convert the Notes in the future, the Company has the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. The Company may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require the Company to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, or upon a change of control, at a price equal to 100% of the principal amount of the Notes.

13. Commitments and contingencies

     The following table sets forth the contractual commitments and obligations of the Company as of March 31, 2005:

	Payments due by period
		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
	( Unaudited, in thousands)
Contractual obligations:
Long-term debt obligations.	$100,000	$—	$100,000	$—	$—
Operating lease obligations	8,525	3,861	4,664	—	—
Purchase obligations	30,826	27,705	2,960	66	95
Other long-term liabilities	1,955	—	1,955	—	—

Total contractual obligations	$141,306	$31,566	$109,579	$66	$95

     Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. Please see Note 12 “Convertible debt” to the Condensed Consolidated Financial Statements for further information.

     Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2008. Rental expenses for the three months ended March 31, 2005 and 2004 were $0.9 million and $0.4 million, respectively. Base on the current rental lease agreements, future minimum rental payment required as of March 31, 2005 is $8.5 million, or $3.0 million, $3.5 million, $2.0 million and $0.01 million for the nine months ending December 31, 2005 and each of the succeeding three years ending December 31, 2006, 2007 and 2008, respectively. Majority of the commitment is from the Company’s office lease agreements in the PRC. The amount of rentals to be received in the future under non-cancelable sublease of existing unoccupied premises as of March 31, 2005 is $0.9 million.

     Purchase obligations mainly include the commitments for Internet connection fees associated with websites production, content fees associated with websites production and MVAS, advertising serving services and marketing activities.

     Besides the above contractual obligations, the Company is also obligated to pay contingent consideration on its acquisitions of Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2004 and 2005. The contingent consideration would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be paid 60% in cash and 40% in SINA ordinary shares. The additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million. The first installment of $12.0 million in cash was made during the three months ended March 31, 2005. The remaining balance in cash and the 40% in SINA ordinary shares related to Crillion’s 2004 achievement were paid in April 2005. The contingent consideration in the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the fifteen months after the agreement date on July 1, 2004. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.

     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company, in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005. The complaints seek unspecified damages on alleged violations of federal securities laws during the period from October 26, 2004 to February 7, 2005. The complaints allege violations of the federal securities laws through the issuance of false or misleading statements during the class period covered. Consolidation and the appointment of lead plaintiff are currently pending in these purported class actions. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time. From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our websites.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” the negative of such terms or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Factors that May Impact Future Performance” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Factors that May Impact Future Performance” that could cause actual results to differ materially from those in the forward-looking statements.

Overview

     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting China, Hong Kong and Taiwan (“Greater China”) and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together they provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future periods.

Critical Accounting Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, employee benefits, and contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 2 of our Notes to the Condensed Consolidated Financial Statements.

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     Revenue recognition

     Advertising. Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of our websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on our websites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on relative fair value for revenue recognition purpose. We recognize revenue on the elements delivered and defer the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. Material difference could result in the timing of our revenues if management made different judgments or used different estimates.

     MVAS. We mainly contract with third-party mobile operators for billing and transmission services related to the MVAS transmitted to our users. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. During first quarter of 2005, 91% of our MVAS revenues were recorded on a gross basis. The determination of whether the Company is the primary obligor for a particular type of service is judgmental in nature and is based on an evaluation of the terms of the arrangement. If the terms of the arrangement with mobile operators were to change and cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have significant impact on our gross margin.

     Due to the time lag between when the services are rendered and when the mobile operator billing statements are received, MVAS revenues are estimated based on our internal records of billings and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. The confirmation rate applied to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six months historical rates available, provided that we have obtained confirmation rates for six months. If we have not yet received confirmation rates for six months, revenues would be deferred until billing statements are received from the mobile operators. If subsequent billing statements from the mobile operators differ significantly from management’s estimates, our revenues could be materially impacted.

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

     Available-for-sale securities investments

     Investments classified as available-for-sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to income statement during the period in which the gain or loss is realized. If we determine a decline in fair value is other-than-temporary, the cost basis of the individual security shall be written down to fair value as a new cost basis and the amount of the write-down will be accounted for a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. A determination of whether declines in value are other-than-temporary requires significant judgment.

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

     Goodwill and intangible assets, net

     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in its subsidiaries and variable interest entities. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.

     In accordance with SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. We review the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible to be held and used is evaluated by comparing the carrying amount of the intangible to its future net undiscounted cash flows. If the intangible is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible exceeds the fair value of the intangible calculated using a discounted future cash flow analysis. We use estimates and judgments in our impairment tests and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.

     Income taxes

     Income taxes are accounted for using an asset and liability approach which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, “Accounting for Income Taxes,” will not more-likely-than-not be realized. Management uses assumptions, judgments and estimates to determine our current provision for income tax, taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by tax authorities.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supercedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date of SFAS 123R, requiring us to adopt SFAS 123R in the first quarter of fiscal 2006. The new rule does not change the accounting required by SFAS 123R; it changes only the date for compliance with the standard. Under SFAS 123R, the pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include retroactive and prospective adoption options. Under the retroactive options, prior periods must be restated for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements of SFAS 123R, and we expect that the adoption of SFAS 123R will have a material impact on our consolidated results of operations and earnings per share.

Results of operations

Three months ended March 31, 2005 and 2004

Net revenues

	Three months ended March 31,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of Change
Net Revenues
Advertising	$16,648	36%	$13,118	32%	27%

Non-advertising
Mobile value-added services	26,515	58%	25,786	62%	3%
Other	2,685	6%	2,484	6%	8%

Non-advertising	29,200	64%	28,270	68%	3%

Total net revenues	$45,848	100%	$41,388	100%	11%

     Total net revenues increased in the first quarter of 2005 compared to the same period last year due to the growth from advertising and MVAS. As a percentage of total net revenues, advertising grew while MVAS declined.

     Advertising. Advertising revenues grew year over year primarily due to higher average spending by advertisers in the PRC market. In the first quarter of 2005, China accounted for 95% of our total advertising revenues, compared to 93% in the same period of 2004. Average spending per advertising customer in the PRC grew from $32,000 to $47,300. Our top ten customers in aggregate generated 20% of our advertising revenues in the PRC during both first quarters of 2005 and 2004.

     MVAS. MVAS revenues consist of revenues from SMS and 2.5G products such as MMS, RBT, WAP, as well as IVR. Growth in MVAS revenues was primarily attributed to new product offerings and our acquisition of Crillion in March 2004. For the month of March 2005, we had approximately 11.7 million unique paid users compared to 12.5 million unique paid users for the same period in 2004 (included users from the acquisition of Crillion on a pro forma basis, assuming the acquisition had occurred on March 1, 2004). The decrease in unique paid users was primarily due to the decline of SMS revenues.

	Three months ended March 31,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of MVAS		% of MVAS
		revenues		revenues	% of Change
SMS	$20,247	76%	$24,070	93%	-16%
2.5G products: MMS, WAP, RBT and others	4,739	18%	1,176	5%	303%
IVR	1,529	6%	540	2%	183%

Total MVAS revenues	$26,515	100%	$25,786	100%	3%

     SMS is the largest component of our MVAS revenues. Our SMS products are offered on monthly subscription basis or usage basis, which accounted for approximately 71% and 29%, respectively, of our SMS revenue in the first quarter of 2005. These compared to approximately 76% and 24%, respectively, of our SMS revenue in the same period of 2004 (included SMS revenue generated from the acquisition of Crillion on a pro forma basis, assuming acquisition had occurred on January 1, 2004). Increase in usage-based products was due to increased promotional efforts as well as the acquisition of Crillion, which derived the majority of its revenues from usage-based SMS.

     The decline of SMS revenue was primarily due to emerging changes in the regulatory environment in the PRC and mobile operators’ policies, including the transition onto new billing platforms by China Mobile and increased market competition. During 2004, mobile operators started transitioning SMS providers to a new billing platform. As of March 31, 2005, almost all significant provinces have been moved onto China Mobile’s new billing platform. These new billing platforms have resulted in added operational controls and procedures in areas such as customer subscription and customer billing. As a result, recruitment of new users is more difficult and our fee collection rates have declined. In general, we believe that the new billing platforms have had significant negative impact on our SMS revenue, although we were not able to quantify such impact.

     In late January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS relating to “fortune-telling” from airing on radio and television stations effective in February 2005. Such prohibition negatively affected our revenues this quarter. SMS revenue generated via direct radio and television advertising fell by approximately $5.7 million from the prior quarter. This notice reflects the difficulty of determining or predicting the manner in which content might be restricted or prohibited under evolving regulations that are in many cases vague and subjective, and could lead to further actions by SARFT and/or other Chinese government authorities to prohibit the sale of such fortune-telling related SMS and the marketing of other MVAS via a channel we depend on to generate revenues. Such actions and uncertainties could have a material adverse effect on our financial position, results of operations or cash flows. We are developing new SMS products to be launched through radio and television commercials that may not be prohibited under the notice issued by SARFT. However, there is no guarantee that we will be able to develop any such new products, that any such new products will achieve market acceptance or that such products will not be prohibited by future rules and regulations.

     The decrease in SMS revenue year over year was partially offset by the acquisition of Crillion in March 2004. We have consolidated the operating results of Crillion since March 25, 2004 and recorded SMS revenue of $0.4 million for the first quarter of 2004, compared to $9.4 million for the same period in 2005.

     Revenues from 2.5G products grew significantly year over year, especially from MMS, RBT and WAP. Starting in January 2005, China Mobile stopped its “MMS Album” service. MMS Album allows users to receive their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones if their mobile phones do not support MMS. With the termination of such service, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones. In addition, China Mobile began migrating MMS onto new billing platforms in the first quarter of 2005. As in the case of SMS, MMS’s migration onto new billing platforms has resulted in added operational controls and procedures, and correspondingly, increased difficulties for new user recruitment and failure rate for fee collection from our users. Our MMS revenue for the first quarter of 2005 dropped to $2.2 million from $4.5 million in the prior quarter. As of March 31, 2005, three of the ten provincial subsidiaries of China Mobile, with whom we have arrangements to offer MMS services, have migrated to the new billing platforms, and we are not able to estimate the full impact of this migration. We will have to grow our MMS revenue from a lower base going forward. RBT and WAP revenues in aggregate grew from $0.9 million to $2.3 million year over year.

     Revenue from IVR grew from $0.5 million in the first quarter of 2004 to $1.5 million in the same period in 2005. During the third quarter of fiscal 2004, our IVR service was temporarily suspended by China Mobile due to the violation of certain operating procedures. On October 15, 2004, our IVR service was resumed by China Mobile.

     For the first quarter of 2005, 91% of our MVAS revenues were recorded on a gross basis. In accordance with EITF 99-19, revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. If we were to enter into new arrangements with mobile operators or mobile operators were to request us to change the existing arrangements that cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our MVAS revenues, but should not have significant impact on our gross margin.

     In the past, China Mobile allowed MVAS providers to sign service agreement with any one of its provincial subsidiaries for providing nationwide service and for bill collection. Starting January 2005, China Mobile requires service agreement to be signed with and new product application to be approved by each individual province. This increases the difficulty and length of time to launch new products which may adversely impact our MVAS revenue growth. Also, certain provincial operators who historically have acted as an agent in advancing payments for other provincial operators instituted a new procedure that requires the fees to be reconciled with the respective provinces before payments are made. This new procedure may delay our receivables collection from mobile operators in the future.

     Other non-advertising revenues. Other non-advertising revenues include enterprise services such as paid search and directory listings, online hotel booking commission, fee-based services such as virtual ISP and paid email services and e-commerce. For the first quarter of 2005, revenues from paid search and directory listings were $1.4 million, as compared to $1.3 million for same period in 2004. Such revenues accounted for 52% of our other non-advertising revenues in both periods. Due to intense market competition, we do not expect paid search and directory listings revenues to grow significantly in 2005. Online hotel booking commission became a new income stream subsequent to our acquisition of Bravado in February 2004. It contributed $0.4 million and $0.2 million of our other non-advertising revenues in the first quarter of 2005 and 2004, respectively.

Cost of revenues

	Three months ended March 31,
	2005	2004	% of change
	(Unaudited, in thousands, except percentages)
Cost of revenues:
Advertising	$5,894	$4,332	36%

Non-advertising
Mobile value-added services	8,670	7,977	9%
Other	370	217	71%

Non-advertising	9,040	8,194	11%

Total cost of revenues	$14,934	$12,526	20%

     Increase in the total cost of revenues was primarily driven by the increase in cost of advertising revenues.

     Advertising. Cost of advertising revenues consists mainly of expenses associated with the production of our websites, which include fees paid to third parties for Internet connection, content and services, personnel related costs and related equipment depreciation expenses. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes levied on advertising sales are approximately 8.5% of the advertising revenues. The year over year increase was primarily due to the increase in website production costs, including increase in web production personnel, content fees, Internet connection costs and, to a lesser extent, business taxes. These increases were driven by the need to provide additional bandwidth to support advertising revenue growth.

     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to: 1) third party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, 2) fees or royalties paid to third-party content providers for services and content associated with our MVAS and 3) costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% of mobile related revenues and at 5% for other non-advertising revenues. The year over year increase of the cost of non-advertising revenues was mainly due to MVAS-related expenses, including the increase in fees paid to mobile operators and third-party mobile content providers, as well as an increase in business taxes associated with higher non-advertising revenues in the PRC. Fees retained by or paid to mobile operators were $6.5 million (25% of MVAS revenues) and $5.9 million (23% of MVAS revenues) of our MVAS revenues in the first quarter of 2005 and 2004, respectively. Fees paid to third-party content providers were $1.6 million (6% of MVAS revenues) and $1.5 million (6% of MVAS revenues), for the first quarter of 2005 and 2004, respectively.

     During the first quarter of 2005, our cooperation arrangements with certain provincial subsidiaries of China Unicom had been renewed. Under the renewed arrangements, effective April 1, 2005, the service fee they charge has been revised to a flat rate of 20% of the fees we charged to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 — 40%, depending on the period and arrangement, but typically around 12%. Management does not expect this change from China Unicom to have a material impact on future MVAS revenue and gross margin. In the future China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact to our results of operation.

Gross profit margins

	Three months ended March 31,
	2005	2004	Change
	(Unaudited, percentages)
Gross profit margins:
Advertising	65%	67%	-2%

Non-advertising
Mobile value-added services	67%	69%	-2%
Other	86%	91%	-5%
Non-advertising	69%	71%	-2%
Overall	67%	70%	-3%

     Overall gross profit margin for the first quarter of 2005 declined 3% from the first quarter of 2004.

     Advertising. The year over year decline in advertising gross profit margin was primarily due to the increased investment in our website production. We may have to continue increase our investments in these areas to maintain or increase our competitiveness.

     Non-advertising. The year over year decline in non-advertising gross profit margin was primarily due to the increase in fees to third-party mobile operators.

Operating expenses

	Three months ended March 31,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% to total net		% to total net
		revenues		revenues	% of Change
Sales and marketing expenses	$11,484	25%	$7,098	17%	62%

Product development expenses	$3,702	8%	$1,974	5%	88%

General and administrative expenses	$4,697	10%	$3,215	8%	46%

     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotional expenditures and travel expenses. The year over year increase was primarily due to higher sales commission from the advertising business segment and higher promotional expenditures related to a full quarter inclusion of the Crillion business. Marketing expenses for MVAS products were $5.6 million and $2.0 million for first quarter of 2005 and 2004, respectively.

     As a result of factors such as the recent ban on promoting certain SMS products via direct advertising on radio and television, uncertainty of marketing new SMS products via direct advertising on radio and television and potential introduction of new MVAS business models with mobile operators discussed above as well as other factors discussed in “Factors that May Impact Future Performance,” historical sales and marketing expense trends may not be indicative of future results.

     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our websites as well as costs associated with new product development such as email, search, instant messaging, casual games and new MVAS products. The year over year increase in product development expenses was primarily due to an increase in headcount and investments in new products, especially in email, casual games, instant messaging and search engine. We expect that our product development expenses will continue to increase in absolute dollar amount in the near future.

     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our Variable Interest Entities (“VIEs”) in the PRC to our subsidiaries. Expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries were approximately $1.1 million for both first quarters of 2005 and 2004. The year over year increase was mainly due to an increase in compensation for personnel and fees for professional services. During the first quarter of 2005, we incurred approximately $0.7 million of professional fees in relation to our adoption of a shareholder rights plan, which was announced on February 22, 2005. We expect to continue to incur similar expenses in the coming quarters. In addition, we also incurred approximately $0.2 million related to the consolidation of our facilities in Beijing, primarily related to a one-time charge for old lease commitments in the first quarter of 2005. We expect our general and administrative expenses will continue to increase in absolute dollar amount in the near future, but we do not expect these expenses as a percentage of total net revenues to vary significantly in the near future.

Amortization of intangible assets

     The following table summarizes the amortization expenses of intangibles for the periods presented:

	Three Months ended March 31,
	2005	2004
	(Unaudited, in thousands)
Amortization expenses:
Davidhill	$311	$—
Crillion	637	48
Bravado	93	62
Memestar	—	374

Total Amortization expenses	$1,041	$484

     Amortization expenses increased in the first quarter of 2005 primarily due to the addition of intangible assets from the acquisitions of Crillion and Davidhill in 2004, offset by the fully amortized intangible assets from the Memestar acquisition. As of March 31, 2005, the net carrying amount of our intangible assets mainly includes technology, content provision contracts, hotel reservation contracts, customer list, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the nine months ending December 31, 2005 is $2.3 million and each of the succeeding four years ending December 31, 2006, 2007, 2008 and 2009 is $2.0 million, $1.2 million, $1.0 million and $1.0 million, respectively.

Interest income

     Interest income grew to $1.5 million in the first quarter of 2005 from $1.2 million in the same period last year. The increase was primarily due to a higher balance of cash and cash equivalent and short-term investments during the current period. See Item 3 “Quantitative and Qualitative Disclosures about Market Risk” for a description of our investment policy.

Amortization of convertible debt issuance cost

     As a result of our sale of zero-coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. Amortization expense amounted to $0.2 million for both first quarters of 2005 and 2004.

Loss on equity investments

     Long-term investments comprise investments in joint ventures which were accounted for using the equity method of accounting. As of March 31, 2005, the carrying value of long-term investments of $4.8 million mainly comprise investments in: 1) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA) in the PRC with NC Soft, a Korean online game company, of $1.7 million; 2) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. of $1.9 million. The following summarizes the gain (loss) on our equity investments for the periods presented:

	Three months Ended March 31,
	2005	2004
	(Unaudited, in thousands)
Shanghai NC-SINA	$303	$(184)
COAL	(869)	(127)
Others	—	(22)

Total	$(566)	$(333)

Provision for income taxes

     Income tax provision relating to our China operations for the first quarters of 2005 and 2004, respectively, was $0.5 million and $0.8 million, net of an income tax benefit of $0.1 million and nil, relating to the recognition of net deferred tax assets. Effective tax rate for the PRC operations was 4% and 5%, respectively, for the first quarters of 2005 and 2004. We expect our overall effective income tax rates to be approximately 5% to 10% for fiscal 2005 and 2006, respectively. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain subsidiaries and VIEs in the PRC. If these applications are approved, our projected effective tax rates will be further reduced. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates can be increased to as high as 33%.

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

     See also Note 8 – “Income Taxes” to the Condensed Consolidate Financial Statements for further discussion on income taxes.

Liquidity and Capital Resources

	March 31,
	2005	2004
	(Unaudited, in thousands)
Cash and cash equivalents	$150,499	$140,674
Short-term investments in marketable debt securities	132,931	97,468

Total cash and cash equivalents and short-term investments	$283,430	$238,142

     We funded our recent operations and capital expenditures mainly from the net income from our operations. As of March 31, 2005, we had $283.4 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities, capital expenditures and other obligations (see discussion under the caption “Contractual Obligations”). We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following table sets forth the movements of our cash and cash equivalents for the periods presented.

	Three months ended March 31,
	2005	2004
	(Unaudited, in thousands)
Net cash provided by operating activities	$22,698	$19,637
Net cash used in investing activities	(27,556)	(44,739)
Net cash provided by financing activities	1,589	7,628

Net decrease in cash and cash equivalents	(3,269)	(17,474)
Cash and cash equivalents at beginning of period	153,768	158,148

Cash and cash equivalents at end of period	$150,499	$140,674

Operating activities

     Net cash provided by operating activities for the quarter ended March 31, 2005 was $22.7 million. Net cash provided by operating activities was primarily attributable to our net income of $10.3 million, adjusted by non-cash related expenses of $3.6 million and a net increase in working capital items of $8.8 million. The increase in working capital was mainly due to a decrease in accounts receivable of $7.9 million which mainly resulted from improved collection and a decrease in our net revenues from prior quarter.

     Net cash provided by operating activities for the quarter ended March 31, 2004 was $19.6 million. Net cash provided by operating activities was primarily attributable to our net income of $16.0 million, adjusted by non-cash related expenses of $2.0 million and a net increase in working capital items of $1.6 million. Of the working capital changes, the increase in accrued liabilities of $6.9 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third-party content providers for services and content associated with our MVAS, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in accounts receivable of $4.9 million (net of acquisition) mainly resulted from an increase in our net revenues, especially our MVAS revenue during the quarter ended March 31, 2004. To a lesser extent, the increase in accounts receivable was due to slower collection of the receivables related to MVAS in the quarter ended March 31, 2004, as compared to the quarter ended December 31, 2003.

     The year over year increase in net cash provided by operating activities from the quarter ended March 31, 2004 to the quarter ended March 31, 2005 was primarily attributable to the decrease in accounts receivable, partially offset by lower net income.

Investing activities

     Net cash used in investing activities for the quarter ended March 31, 2005 was $27.6 million. This was primarily due to additional consideration paid for Crillion acquisition of $12.0 million, the purchase of short-term investments of $11.7 million and investment in capital spending of $3.3 million.

     Net cash used in investing activities for the quarter ended March 31, 2004 was $44.7 million. This was primarily due to investment in capital spending of $2.1 million, business acquisitions (net of cash acquired) of $8.7 million, deposit for business acquisition of $6.3 million and purchase of short-term investments of $27.3 million.

Financing activities

     Net cash provided by financing activities for the quarters ended March 31, 2005 and 2004 were $1.6 million and $7.6 million, respectively, both representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.

Contractual Obligations

     As of March 31, 2005, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. See Note 12 – “Convertible debt” to the Condensed Consolidated Financial Statements for further information.

     Operating lease obligations relate to our facilities in the PRC, as well as in the US, Taiwan and Hong Kong. As of March 31, 2005, our operating lease obligations were $8.5 million. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of March 31, 2005, purchase and other obligations totaled $30.8 million. In addition, we are obligated to pay contingent consideration on our acquisitions of Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration for the Crillion acquisition is based on Crillion’s financial performance in fiscal 2004 and 2005. If Crillion’s pretax net income for fiscal 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively, the contingent consideration would be between roughly 1.5 to 2.0 times of fiscal 2004 and 2005 earnings. The total consideration is subject to a cap of $125.0 million and would be paid 60% in cash and 40% in SINA ordinary shares. The additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million. The first installment of $12.0 million in cash was made during the three months ended March 31, 2005. The remaining balance in cash and the 40% in SINA ordinary shares related to Crillion’s 2004 achievement were paid in April 2005. The contingent consideration for the Davidhill acquisition is based on its UC instant messaging services achieving certain concurrent online user targets fifteen months after the acquisition on July 1, 2004. The contingent consideration is subject to a cap of $21.0 million and would be paid 84% in cash and 16% in SINA ordinary shares. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 13 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.

Off-Balance Sheet Commitments and Arrangements

     We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Factors that May Impact Future Performance

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

     We recorded a net income of approximately $10.3 million for the first quarter of 2005. However, as of March 31, 2005, we had an accumulated deficit of approximately $6.7 million. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.

     Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including:

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

     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of March 31, 2005, we offered our MVAS pursuant to relationships with 29 provincial and local subsidiaries of China Mobile and 13 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.

     Under the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies among products and the message volume. For the first quarter of 2005, on average we received 76% of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Under the agreements with China Unicom and its subsidiaries, China Unicom typically retains 12% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the first quarter of 2005, on average we received 73% of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission. In the future, China Mobile and China Unicom may choose to further increase the fees charged for providing their services. Such increases are difficult to anticipate or predict and may have a material adverse impact to our operating profitability.

     China Mobile and China Unicom could change their operating policy at any time, which might result in negative impact on some of our MVAS, which in turn, could result in material reduction of our revenues derived from MVAS. In the past, China Mobile and China Unicom have made sudden and unexpected changes in their systems and processes, which harmed our business. They are likely to continue to make such changes in the future. We cannot assure you that they will not take actions in the future that are unpredictable and that may adversely impact our business results.

     For the first quarter of 2005, approximately 71% and 90%, respectively, of our SMS and MMS revenues are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted.

     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internally estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there were no consistent confirmation rates trend or there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the first quarter of 2005, 27% of our MVAS revenues were estimated at period end.

     In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain service providers for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for, but it is difficult to determine the precise conduct that might be interpreted as violating such operating policies. In the future, if China Mobile or China Unicom imposes more severe penalties on us for policy violations, our revenues from MVAS may be negatively impacted for the period when such penalties are imposed.

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

     Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the SARFT, which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

     We are relying on new MVAS such as MMS, IVR, RBT and WAP to be a significant part of future revenue growth for MVAS, but we are not certain that these services will continue to increase our total MVAS revenues.

     Our MVAS offerings also include MMS, IVR, RBT and WAP. We are relying on the growth of these services as a significant part of our revenue growth in MVAS for future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services compared to SMS services. If revenues from these services do not continue to grow significantly, our financial position, results of operations and cash flows could be materially adversely affected, and the price of our ordinary shares could decline and you could lose part or all of your investment.

     Our investment in online game, travel, online auctions and instant messaging may not be successful.

     Online game, travel, online auctions and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online game, we have acquired Bravado to enter into the online travel business in the PRC, we have formed a joint venture with Yahoo! Inc. to provide online auctions in the PRC, and we have acquired Davidhill and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online game, travel, online auctions and instant messaging include Shanda, Ctrip, eLong, eBay/Eachnet, Taobao and Tencent’s QQ. Our competitors in these areas tend to be more specialized in these specific markets, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits, and our results and share price could suffer as a result.

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

     The competition among MVAS providers is highly intense. A large number of independent MVAS providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion to enhance our products and our market share in the mobile value-added service market in the PRC. If our acquisition of Crillion is not successful and we are unable to compete and grow our mobile value-added service business, our failed investments in this area could adversely affect our results of operations and profitability.

     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay, Google and AOL, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers.

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

     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a MVAS company, in January 2004 we entered into a joint venture agreement with Yahoo! Inc. to start an online auction business in China, in February 2004 we acquired Bravado, an online and offline hotel booking service company, in March 2004 we acquired Crillion, a MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.

     You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.

     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.

     We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our website.

     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedent value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China government regulation of the Chinese Internet sector include the following:

•	We only have contractual control over our website in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, MVAS or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by Chinese Ministry of Information Industry on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.

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

     Although we believe we are in compliance with current PRC regulations, we cannot be sure that the PRC government would view these operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.

     We rely on contractual arrangements with our VIEs for our China operations, which may not be as effective in providing control over these entities as direct ownership.

     Because PRC regulations restrict our ability to provide Internet content, MVAS and advertising services directly in China, we are dependent on our VIEs in which we have little or no equity ownership interest and must rely on contractual arrangements to control and operate these businesses. These contractual arrangements may not be as effective in providing control over these entities as direct ownership. For example, the VIEs could fail to take actions required for our business or fail to maintain our China websites despite their contractual obligation to do so. These companies are able to transact business with parties not affiliated with us. If these companies fail to perform under their agreements with us, we may have to rely on legal remedies under Chinese law, which we cannot be sure would be effective. In addition, we cannot be certain that the individual equity owners of the VIEs would always act in the best interests of SINA, especially if they leave SINA.

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

     We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including SINA.com Technology (China) Co., Ltd., Star-Village.com (Beijing) Internet Technology Ltd., Beijing New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd., Beijing SINA Information Technology Co. Ltd. and others; and our VIEs. As a result, we depend on dividend payments from our subsidiaries in China for our revenues after they receive payments from our VIEs in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those VIEs. To the extent that these VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.

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

     China has enacted regulations governing Internet access and the distribution of news and other information. In the past, the Chinese government has stopped the distribution of information over the Internet or through MVAS that it believes to violate Chinese law, including content that it believes is obscene, incites violence, endangers national security, is contrary to the national interest or is defamatory. In addition, we may not publish certain news items, such as news relating to national security, without permission from the Chinese government. Furthermore, the Ministry of Public Security has the authority to cause any local Internet service provider to block any website maintained outside China at its sole discretion. Even if we comply with Chinese governmental regulations relating to licensing and foreign investment prohibitions, if the Chinese government were to take any action to limit or prohibit the distribution of information through our network or via our MVAS, or to limit or regulate any current or future content or services available to users on our network, our business could be significantly harmed.

     Because the definition and interpretation of prohibited content is in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.

     We are also subject to potential liability for content on our websites that is deemed inappropriate and for any unlawful actions of our subscribers and other users of our systems. Furthermore, we are required to delete content that clearly violates the laws of China and report content that we suspect may violate Chinese law. It is difficult to determine the type of content that may result in liability for us, and if we are wrong, we may be prevented from operating our websites.

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

     We have arrangements with a number of third parties to provide content and services to our websites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us which will result in a significant decrease of the amount of content we can publish on our website. We may lose users if Chinese government chooses to restrict or prevent state-owned media from cooperating with us and in which case our revenues will be impacted negatively.

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

     The trading price of our ordinary shares has been and may continue to be subject to wide fluctuations. During the quarter ended March 31, 2005, the closing sale prices of our ordinary shares on the Nasdaq Stock Market ranged from $23.03 to $34.12 and the sale price of our ordinary shares closed at $28.30 on May 5, 2005. Our stock price has been subject to considerable daily fluctuations. For example, following an earnings announcement in February 2005 regarding the results of the fourth quarter and full year of 2004 and projections for the first quarter of 2005, our stock price declined from $27.35 to $24.39. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

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

     In addition, we have adopted a shareholder rights plan pursuant to which our existing shareholders would have the right to purchase ordinary shares from the company at half the market price then prevailing in the event a person or group acquires more than 10% of our outstanding ordinary shares, or an additional 0.5% in the case of certain shareholders holding more than 10% at the time of the plan adoption, including Shanda Interactive Entertainment Limited (“Shanda”) and its affiliates, on terms our Board of Directors does not approve. As a result, such rights could cause substantial dilution to the holdings of the person or group which acquires more than 10%, or an additional 0.5%, as the case may be. Accordingly, the shareholder rights plan may inhibit a change in control or acquisition and could adversely affect a shareholder’s ability to realize a premium over the then prevailing market price for the ordinary shares in connection with such a transaction.

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

     We generated substantially all our net income from our China operations. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises, and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay dividend tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5% to 10% for fiscal 2005 and 2006. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our current tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.

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

     We expanded rapidly in 2003 and 2004 by acquiring two new MVAS providers, one online and offline hotel booking company, one instant messaging company and entering into two new joint ventures. These new businesses and joint ventures provide various services such as MVAS, online and offline hotel booking, instant messaging, online games and online auctions. We anticipate continuous expansion in our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other websites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially, adversely affected.

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

     The continual accessibility of our websites and the performance and reliability of our network infrastructure are critical to our reputation and our ability to attract and retain users, advertisers and merchants. Any system failure or performance inadequacy that causes interruptions in the availability of our services or increases the response time of our services could reduce our appeal to advertisers and consumers. Factors that could significantly disrupt our operations include: system failures and outages caused by fire, floods, earthquakes, power loss, telecommunications failures and similar events; software errors; computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems; and security breaches related to the storage and transmission of proprietary information, such as credit card numbers or other personal information.

     We have limited backup systems and redundancy. Recently, we experienced an unauthorized tampering of the mail server of our China website which briefly disrupted our operations. Future disruptions or any of the foregoing factors could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. We do not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.

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

     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.

     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenues in U.S. dollar terms.

     Majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in Taiwan dollars, Hong Kong dollars and U.S. dollars. Our cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $148.0 million, which accounted for approximately 52% of our total cash, cash equivalents and short-term investment balance as of March 31, 2005. Our accounts receivable balance denominated in Chinese renminbi was approximately $31.1 million, which accounted for approximately 97% of our total accounts receivable balance as of March 31, 2005. Our liabilities balance denominated in Chinese renminbi was approximately $42.2 million, which accounted for approximately 26% of our total liabilities balance as of March 31, 2005. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars has generally been stable and the renminbi has appreciated slightly against the U.S. dollar. However, we can offer no assurance that the renminbi will continue to remain stable against the U.S. dollar or any other foreign currency. Our results of operations and financial condition may be affected by changes in the value of renminbi and other currencies in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.

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

     We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.

     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $73.3 million.

     Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.

     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to the Securities and Exchange Commission’s new rule we need to implement the Statement of Financial Accounting Standards No.123R (“SFAS 123R”) “Share Based Payment” starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. The various methods for determining the fair value of stock options are based upon, among other things, the volatility of the underlying stock. The price of our ordinary shares has historically been volatile. Therefore, the adoption of the accounting standard requiring companies to expense stock options could negatively affect our profitability and the trading price of our ordinary shares. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate and Security Market Risk

     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of March 31, 2005 we had unrealized losses of $2.3 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.

     Our Convertible Notes issued in July 2003 in the amount of $100 million bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding Convertible Notes.

Foreign Currency Exchange Rate Risk

     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Factors that may impact future performance — Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms.” We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the quarter ended March 31, 2005 was not material to us.

Investment Risk

     For a discussion on the investment risk of Tidetime Sun, please refer to the disclosure in Note 4 – “Investment in Tidetime Sun” to the Condensed Consolidated Financial Statements.

Item 4. Controls and Procedures

     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of the end of the period covered by this report were designed and functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

     As required by Rule 13a-15(d) under the Securities Exchange Act of 1934, our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting to determine whether any changes occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on this evaluation, no such change in our internal control over financial reporting occurred during the most recent fiscal quarter.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company, in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005.

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

     From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our websites.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We do not have a stock repurchase program and did not repurchase any of our stock during the quarter ended March 31, 2005.

Item 3. Defaults Upon Senior Securities.

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

(a) Exhibits.
3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Reports on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINA CORPORATION

Dated: May 10, 2005
	By:	/s/ Charles Chao

Charles Chao
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Reports on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.