Form 10-Q
period 2005-06-30
SINA CORP
filed 2005-08-09
CIK 1094005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☑  No ☐
The number of shares outstanding of the registrant’s ordinary shares as of August 5, 2005 was 53,079,540.

SINA CORPORATION

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SINA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)

ASSETS

Current assets:
Cash and cash equivalents	$163,561	$153,768
Short-term investments	120,571	121,867
Accounts receivable, net of allowances for doubtful accounts of $2,041 and $1,754, respectively	32,422	39,942
Short-term deferred tax assets	781	689
Prepaid expenses and other current assets	7,963	10,699

Total current assets	325,298	326,965
Investment in Tidetime Sun	2,610	5,468
Property and equipment, net of accumulated depreciation of $23,262 and $19,446, respectively	19,572	16,152
Long-term investments	5,936	4,541
Intangible assets, net of accumulated amortization of $7,233 and $5,151, respectively	11,136	13,218
Goodwill	61,172	61,172
Other assets	3,988	2,909

Total assets	$429,712	$430,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,083	$2,052
Accrued liabilities*	34,148	68,384
Income taxes payable	3,542	4,502

Total current liabilities	39,773	74,938

Convertible Debt	100,000	100,000
Other long-term liabilities	1,501	2,142

Total liabilities	141,274	177,080

Commitments and contingencies (Note 13)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 53,070 and 51,359 shares issued and outstanding	7,062	6,834
Additional paid-in capital	279,884	263,912
Retained earnings (accumulated deficit)	3,205	(17,058)
Accumulated other comprehensive income (loss):
Unrealized loss on investment in marketable securities	(1,775)	(395)
Cumulative translation adjustments	62	52

Total shareholders’ equity	288,438	253,345

Total liabilities and shareholders’ equity	$429,712	$430,425

*	Accrued liabilities as of December 31, 2004, included an additional consideration of $28,087 to Crillion Corporation for its achievement of the 2004 performance target. Such additional consideration was paid during the six months ended June 30, 2005.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amount)

	Three months ended		Six months ended
	June 30		June 30
	2005	2004	2005	2004
Net revenues:
Advertising	$20,373	$15,512	$37,021	$28,630
Non-advertising	25,757	33,683	54,957	61,953

	46,130	49,195	91,978	90,583

Cost of revenues:
Advertising	6,541	4,961	12,435	9,293
Non-advertising	7,794	9,336	16,834	17,530

	14,335	14,297	29,269	26,823

Gross profit	31,795	34,898	62,709	63,760

Operating expenses:
Sales and marketing	10,718	9,072	22,202	16,170
Product development	3,520	2,143	7,222	4,117
General and administrative	5,078	3,940	9,775	7,155
Amortization of intangible assets	1,041	926	2,082	1,410

Total operating expenses	20,357	16,081	41,281	28,852

Income from operations	11,438	18,817	21,428	34,908
Interest income	1,564	1,080	3,096	2,300
Amortization of convertible debt issuance cost	(171)	(171)	(342)	(342)
Gain (loss) on short-term investments and investment in Tidetime Sun	(1,338)	—	(1,282)	59
Share of loss on equity investments	(858)	(756)	(1,424)	(1,089)

Income before income taxes	10,635	18,970	21,476	35,836
Provision for income taxes	(682)	(952)	(1,213)	(1,776)

Net income	$9,953	$18,018	$20,263	$34,060

Basic net income per share	$0.19	$0.36	$0.39	$0.69

Diluted net income per share	$0.17	$0.31	$0.35	$0.59

Weighted average shares:
Basic	52,111	50,257	51,771	49,871

Diluted	58,783	58,110	58,642	58,048

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited, in thousands)

				Ordinary
				Shares	(Accumulated	Accumulated
			Additional	Subject to	Deficit) /	Other	Total
	Ordinary Shares		Paid-in	Subsequent	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Earnings	Income (loss)	Equity	Income
Balances at December 31, 2004	51,359	$6,834	$263,912	$—	$(17,058)	$(343)	$253,345
Issuance of ordinary shares pursuant to stock plans	1,436	191	4,774	—	—	—	4,965
Business acquisition	275	37	11,198				11,235
Comprehensive income:
Net income	—	—	—	—	20,263	—	20,263	$20,263
Unrealized loss on investments in marketable securities	—	—	—	—	—	(1,380)	(1,380)	$(1,380)
Currency translation adjustments	—	—	—	—	—	10	10	10

Comprehensive income								$18,893

Balances at June 30, 2005	53,070	$7,062	$279,884	$—	$3,205	$(1,713)	$288,438

				Ordinary
				Shares		Accumulated
			Additional	Subject to		Other	Total
	Ordinary Shares		Paid-in	Subsequent	(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit)	Income (loss)	Equity	Income
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	1,356	180	8,841	—	—	—	9,021
Business acquisition	372	49	9,835	(1,349)	—	—	8,535
Comprehensive income:
Net income	—	—	—	—	34,060	—	34,060	$34,060
Unrealized loss on investments in marketable securities	—	—	—	—	—	(1,582)	(1,582)	(1,582)
Currency translation adjustments	—	—	—	—	—	(13)	(13)	(13)

Comprehensive income								$32,465

Balances at June 30, 2004	50,355	$6,700	$254,898	$—	$(48,994)	$(3,076)	$209,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$20,263	$34,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for doubtful accounts	287	(183)
Share of loss on equity investments	1,424	1,089
Loss on disposal of fixed assets	150	24
Depreciation	4,222	2,638
Amortization of convertible debt issuance cost	342	342
Amortization of intangible assets	2,082	1,410
Loss (gain) on short-term investments and investment in Tidetime Sun	1,282	(59)
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	7,233	(7,862)
Short-term deferred tax assets	(92)	—
Prepaid expenses and other current assets	2,736	(1,202)
Other assets	(1,421)	16
Accounts payable	31	966
Income taxes payable	(960)	(62)
Accrued liabilities	(6,741)	2,494

Net cash provided by operating activities	30,838	33,671

Cash flows from investing activities:
Acquisition of property and equipment	(7,792)	(5,852)
Cash paid for business acquisition, net of cash acquired	(16,891)	(11,463)
Investments in joint ventures	(2,819)	(1,435)
Deposit for business acquisition	—	(6,282)
Proceeds from sale of (purchase of) short-term investments, net	1,206	(38,434)
Proceeds from sale of investments	286	295

Net cash used in investing activities	(26,010)	(63,171)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	4,965	9,021

Net cash provided by financing activities	4,965	9,021

Net increase (decrease) in cash and cash equivalents	9,793	(20,479)
Cash and cash equivalents at the beginning of the period	153,768	158,148

Cash and cash equivalents at the end of the period	$163,561	$137,669

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)

	Six months ended
	June 30,
	2005	2004

Supplemental disclosure of investing activities:
Cash paid for business acquisition*	$(16,891)	$(12,980)
Cash acquired	—	1,517

Cash paid for business acquisition, net	$(16,891)	$(11,463)

Supplemental disclosure of noncash significant activities:
Ordinary shares issued for business acquisition *	$11,235	$9,884

Non-advertising services exchanged for equity interest in joint venture	$—	$2,300

*	Cash paid and ordinary shares issued for business acquisition during the six months ended June 30, 2005 were related to the additional consideration paid to Crillion Corporation for its achievement of the 2004 performance target which were accrued as of December 31, 2004.
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
2. Summary of Significant Accounting Policies
     Principles of consolidation and basis of presentation
     The accompanying interim condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed statements of operations, condensed statements of shareholders’ equity and condensed statements of cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from the December 31, 2004 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of June 30, 2005, the total amount of interest-free loans to these PRC employees was $9.0 million. The aggregate accumulated losses of all VIEs were approximately $2.5 million and have been included in the condensed consolidated financial statements.
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
     Allowances for doubtful accounts
     The Company determines the allowance for doubtful accounts based on actual bad debt rate in the prior year and other factors. The Company also provides specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected, including an assessment of all receivables over 180 days. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Available- for- sale securities investments
     Investments classified as available-for-sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to the income during the period in which the gain or loss is realized. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increases and decreases in the fair value of available-for-sale securities will be included in comprehensive income through a credit or charge to shareholders’ equity except for an other-than-temporary impairment, which will be charged to the income.
     Investments classified as available-for-sale securities include marketable equity securities of Tidetime Sun (Group) Limited (“Tidetime Sun”), previously called Sun Media Group (see Note 4 -“Investment in Tidetime Sun”), and marketable debt securities included in the short-term investments. The Company invests in marketable debt securities that are readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments.
     Goodwill and intangible assets, net
     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.
     The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities, are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.
     Revenue recognition
     Advertising
     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on its websites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on the Company’s websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied.

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
     Non-advertising
     MVAS. MVAS revenues are derived principally from providing mobile phone users with short messaging service (“SMS”), multimedia messaging service (“MMS”), ring back tone (“RBT”), wireless application protocol (“WAP”) and interactive voice response system (“IVR”). These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, and provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
     The Company contracts with mobile operators China Mobile Communication Corporation (“China Mobile”) and its subsidiaries, China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries, and telecom operators, which constitute a minimal percentage to the Company’s MVAS operation, for billing and transmission services related to the MVAS transmitted to its users. In accordance with EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent,” revenues are recorded on a gross basis when the Company is considered the primary obligor to the MVAS users. Under the gross method, the amounts billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where the Company is not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators.
     Due to the time lag between when the services are rendered and when the mobile operator billing statements are received, MVAS revenues are estimated based on our internal records of billings and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. The confirmation rate applied to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six-month historical rates available, provided that the Company has obtained confirmation rates for six months. If the Company has not yet received confirmation rates for six months, revenues would be deferred until billing statements are received from the mobile operators. Historically, there have been no significant true up adjustments to the revenue estimates.
     Historically, due to the time lag of receiving billing statements from mobile operators and the lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. Such policy has been applied on a consistent basis and does not apply to MVAS revenues from acquired entities Memestar Limited and Crillion Corporation. For the three and six months ended June 30, 2005, the Company recorded MVAS revenues in the amount of $22.6 million and $49.1 million, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS for these periods would have been $22.1 million and $48.3 million, respectively.
     China Mobile, China Unicom and most of their subsidiaries have transitioned MVAS providers to a new billing platform for SMS and MMS. The new billing platforms resulted in more controls by the mobile operators in the operation, a higher failure rate for fee collection from the Company’s users and made it more difficult for the Company to recruit new users. As a result, the Company’s revenues from MVAS have been reduced significantly. The Company has been monitoring the extent of the impact of the new billing platforms to its business and its confirmation rates used. In addition, the Company has been evaluating the current MVAS revenue recognition policy. If there were no consistent trends with respect to confirmation rates or there were continuous significant true up adjustments to its estimates under the new billing platforms, its current policy of estimating MVAS revenues may not be appropriate and the Company may have to record the MVAS revenues when it receives the billing statements from third-party mobile operators. Due to the time lag of receiving the billing statements, its MVAS revenues may fluctuate with the collection of billing statements if the Company were to record the MVAS revenues when it received the billing statements.
     The Company purchases certain contents from third-party content providers for its MVAS. In most of these arrangements, the fees payable to the third-party content providers are calculated based on certain percentages of the revenue earned by their contents after deducting the fees paid to the third-party mobile operators. The Company’s MVAS revenues are inclusive of such fees since the Company acts as the principal in these arrangements by having the ability to determine the fees charged to end users and being the primary obligor to the end users with respect to providing such services.

     Fee-based services. Fee-based services allow the Company’s users to subscribe to services on its websites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, and provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
     E-commerce. E-commerce revenues are derived principally from slotting fees charged to merchants for selective positioning and promotion of their goods or services within the Company’s online mall, SinaMall, and from commissions calculated as a percentage of the online sales transaction value of the merchants. Slotting fee revenue is recognized ratably over the period the products are shown on the Company’s website while the commission revenue is recognized on a net basis after both successful online verification of customers’ credit cards and shipment of products. Product returns have not been significant and are assumed by vendors.
     Enterprise services. Enterprise services mainly include paid search and directory listings, corporate emails, classified listings and enterprise e-solutions. Revenues are recognized in the period in which the service is performed, and provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
     In accordance with GAAP, the recognition of these revenues is partly based on the Company’s assessment of the probability of collection of the resulting accounts receivable balance. As a result, the timing or amount of revenue recognition may have been different if the Company’s assessment of the probability of collection of accounts receivable had been different.
     Stock-based compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as amended by FIN 44, Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, the Company’s net income per share would have been adjusted to the pro forma amounts as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands)
Net income:
As reported	$9,953	$18,018	$20,263	$34,060
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(45)	(33)	(73)	(66)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,084)	(3,447)	(5,031)	(5,329)

Pro forma	$7,824	$14,538	$15,159	$28,665

Basic net income per share:
As reported	$0.19	$0.36	$0.39	$0.69

Pro forma	$0.15	$0.29	$0.29	$0.58

Diluted net income per share:
As reported	$0.17	$0.31	$0.35	$0.59

Pro forma	$0.14	$0.25	$0.26	$0.50

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.85%	1.80%	2.93% - 3.85%	1.19% - 1.80%
Expected life (in years)	1 - 4	1 - 4	1 - 4	1 - 4
Expected dividend yield	—	—	—	—
Volatility	70%	90%	70% - 87%	90% - 91%
     Income taxes
     Income taxes are accounted for using an asset and liability approach, which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, “Accounting for Income Taxes,” will not more-likely-than-not be realized.
     The Company records a valuation allowance for deferred tax assets, if any, based on estimates of its future taxable income as well as its tax planning strategies when it is more likely than not that a portion or all of its deferred tax assets will not be realized. If the Company is able to utilize more of its deferred tax assets than the net amount previously recorded when unanticipated events occur, an adjustment to deferred tax assets would be reflected in income when those events occur.
     Recent accounting pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS 123 and supercedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. The Company is now required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the “Stock-based compensation” section above for the pro forma net income and net income per share amounts for the three and six months ended June 30, 2005 and June 30, 2004, as if the Company had used a fair-value-based method, similar to the methods required under SFAS 123R, to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.
3. Short-Term Investments
     The investments in marketable debt securities are classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities is summarized as follows:

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)

Time deposits	$28,506	$1,329

Marketable debt securities due within one year	$47,083	$56,473
Marketable debt securities due after one year through five years	44,982	64,065

	$120,571	$121,867

     During the three and six months ended June 30, 2005, the Company recorded unrealized gains of $0.5 million and $0.1 million, respectively, and recorded unrealized losses of $3.3 million and $2.1 million, respectively, in the same periods of 2004, on its marketable debt securities as a component of comprehensive income.
4. Investment in Tidetime Sun
     Investment in Tidetime Sun, previously called Sun Media Group, was accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholder’s equity. The fair value of this investment as of June 30, 2005 was $2.6 million as compared to its cost basis of $3.9 million. The Company considered the decline in the fair value of this investment to be other-than-temporary and recorded an impairment loss of approximately $1.3 million. At August 5, 2005, the fair value of this investment remained $2.6 million. The Company will continue to monitor the investment, and if there is a decline in fair value, the Company may have to recognize additional impairment charges in future periods.
5. Long-Term Investments
     Long-term investments, comprised of investments primarily in joint ventures, were accounted for using the equity method of accounting. As of June 30, 2005, the carrying value of long-term investments of $5.9 million mainly comprise investments in the following: i) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in the PRC with NC Soft, a Korean online game company and ii) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. The following summarizes the Company’s equity investments as of June 30, 2005:

	Shanghai NC-SINA	COAL	Others	Total
	(Unaudited, in thousands)

Balances at December 31, 2004 (audited)	$1,384	$1,932	$1,225	$4,541
Additional investment	—	1,749	1,070	2,819
Share of gain (loss) on equity investments	257	(1,498)	(183)	(1,424)

Balances at June 30, 2005	$1,641	$2,183	$2,112	$5,936

6. Goodwill and Intangible Assets
     The following table summarizes goodwill from the Company’s acquisitions:

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)

Davidhill Capital Inc. (“Davidhill”)	$4,273	$4,273
Crillion Corporation (“Crillion”)	37,984	37,984
Bravado Investments Limited (“Bravado”)	824	824
Memestar Limited (“Memestar”)	18,091	18,091

Total goodwill	$61,172	$61,172

     The following table summarizes the intangible assets acquired from Davidhill, Crillion, Bravado and Memestar:

	June 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
(i) Davidhill:
Non-Compete agreements	$480	$480
Technology	10,300	10,300

	10,780	10,780
Less: Accumulated amortization	(1,243)	(622)

Net	9,537	10,158

(ii) Crillion:
Non-Compete agreements	1,891	1,891
Customer list	2,494	2,494
Content provision contracts	81	81

	4,466	4,466
Less: Accumulated amortization	(3,235)	(1,960)

Net	1,231	2,506

(iii) Bravado:
Non-Compete agreements	121	121
Hotel reservation contracts	774	774

	895	895
Less: Accumulated amortization	(527)	(341)

Net	368	554

(iv) Memestar Non-Compete agreements	1,256	1,256
Customer lists	972	972

	2,228	2,228
Less: Accumulated amortization	(2,228)	(2,228)

Net	—	—

Total intangible assets, net	$11,136	$13,218

     Amortization expense related to intangible assets was $1.0 million and $2.1 million in the three and six months ended June 30, 2005, respectively, and $0.9 million and $1.4 million in the three and six months ended June 30, 2004, respectively. As of June 30, 2005, estimated amortization expenses in future periods are expected to be as follows:

Amortization
Fiscal year	expenses
(In thousands)

Remainder of 2005	$1,263
2006	1,999
2007	1,179
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$11,136

7. Related Party Transactions
     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s website. The contract terms are at rates and terms that management believes are comparable with those entered into with independent third parties. Revenues derived from the advertising arrangements with Shanghai NC-SINA were $0.2 million and $0.5 million for the three and six months ended June 30, 2005, respectively. The Company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of June 30, 2005, the balance for such customer advances was $2.5 million.
     As part of the joint venture arrangement with COAL, the Company agreed to divert a certain number of users to COAL’s auction site in exchange for an equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement are recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Non-advertising revenue from this arrangement were $0.4 million and $0.6 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2005, deferred revenue from COAL was $2.4 million, $1.5 million of which related to long-term liabilities.
8. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions, including the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and therefore the Company has not recorded income tax provisions or benefits for these locations as of June 30, 2005. The Company generated substantially all of its net income from its PRC operations for the three and six months ended June 30, 2005 and 2004, and has recorded income tax provisions for the periods as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except percentage)

Loss subject to non PRC operations	$(3,716)	$(1,544)	$(6,101)	$(2,418)
Income subject to the PRC operations	14,351	20,514	27,577	38,254

Income before taxes	$10,635	$18,970	$21,476	$35,836

Income tax expenses subject to the PRC operations	$682	952	1,213	1,776
Effective tax rate for the PRC operations	5%	5%	4%	5%
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
     The provision for income taxes for the three and six months ended June 30, 2005 and 2004 differs from the amounts computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC.
9. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except per share amounts)
Numerator:
Net income	$9,953	$18,018	$20,263	$34,060
Amortization of convertible debt issuance cost	171	171	342	342

Net income used in computing diluted net income per share	$10,124	$18,189	$20,605	$34,402

Denominator:
Weighted average ordinary shares outstanding	52,111	50,257	51,771	49,871

Shares used in computing basic net income per share	52,111	50,257	51,771	49,871

Weighted average ordinary share equivalents:
Stock options	2,795	3,976	2,994	4,300
Convertible debt	3,877	3,877	3,877	3,877

	6,672	7,853	6,871	8,177

Shares used in computing diluted net income per share	58,783	58,110	58,642	58,048

Basic net income per share	$0.19	$0.36	$0.39	$0.69

Diluted net income per share	$0.17	$0.31	$0.35	$0.59

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

     The following is a summary of revenues and cost of revenues by segments:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except percentages)
Revenues:
Advertising	$20,373	$15,512	$37,021	$28,630
MVAS	22,618	31,131	49,133	56,917
Other	3,139	2,552	5,824	5,036

	$46,130	$49,195	$91,978	$90,583

Cost of revenues:
Advertising	$6,541	$4,961	$12,435	$9,293
MVAS	7,374	9,097	16,044	17,074
Other	420	239	790	456

	$14,335	$14,297	$29,269	$26,823

Gross profit margins:
Advertising	68%	68%	66%	68%
MVAS	67%	71%	67%	70%
Other	87%	91%	86%	91%
Overall	69%	71%	68%	70%
     The following is a summary of the Company operations by geography:

	PRC	U.S.	Hong Kong	Taiwan	Total
	(Unaudited, in thousands)
Three months ended and as of June 30, 2005:
Revenue	$45,122	$515	$363	$130	$46,130
Long-lived assets	18,950	79	168	375	19,572
Three months ended and as of June 30, 2004:
Revenues	$47,921	$548	$485	$241	$49,195
Long-lived assets	11,229	46	143	592	12,010
Six months ended and as of June 30, 2005:
Revenue	$89,845	$1,048	$807	$278	$91,978
Long-lived assets	18,950	79	168	375	19,572
Six months ended and as of June 30, 2004:
Revenues	$87,963	$1,130	$936	$554	$90,583
Long-lived assets	11,229	46	143	592	12,010
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
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of June 30, 2005 and December 31, 2004, respectively, approximately 97% and 98% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and six months ended June 30, 2005 and 2004. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of June 30, 2005 and December 31, 2004. For its MVAS operations in the PRC, the Company mainly contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 49% and 53% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively, and 63% of the Company’s net revenues for both the three and six months ended June 30, 2004. SMS revenue accounted for 34% and 39% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively, and 53% and 55% of the Company’s net revenues for the three and six months ended June 30, 2004, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write-off of bad debts.
     The following table summarizes operator(s) with 10% or more of the Company’s total net revenues and accounts receivable:

	% of total net revenues
Operator(s)	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

China Mobile and its subsidiaries	44%	55%	47%	55%

	% of total accounts receivable, net
Operator(s)	As of June 30, 2005	As of December 31, 2004

China Mobile and its subsidiaries	35%	47%
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
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. The functional currency for the subsidiaries and VIEs in China is in Chinese renminbi, whereas the Company’s reporting currency is the U.S. dollars. As of June 30, 2005, the Company’s cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $163.3 million, which accounted for approximately 58% of its total cash, cash equivalents and short-term investment balance. As of June 30, 2005, the Company’s accounts receivable balance denominated in Chinese renminbi was approximately $31.5 million, which accounted for approximately 97% of its total accounts receivable balance. Also as of June 30, 2005, the Company’s liabilities balance denominated in Chinese renminbi was approximately $34.9 million, which accounted for approximately 25% of its total liabilities balance. Accordingly, the Company may experience economic effects and impacts on comprehensive income and equity as a result of exchange rate fluctuations in Chinese renminbi. For example, the value of Chinese renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of

Chinese renminbi to the U.S. dollars had generally been stable and Chinese renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.0% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar.
     Moreover, the Chinese government imposes controls on the convertibility of Chinese renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. In accordance with Securities and Exchange Commission Regulation S-X Rule 210.4-08 (e)(3), “General Notes to Financial Statements,” the Company performed tests on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2004, which is the most recently completed fiscal year.
12. Convertible Debt
     As of June 30, 2005, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares upon satisfaction of certain conditions at an initial conversion price of $25.79 per share, subject to adjustments for certain events. One of the conditions for conversion of the Notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are as follows: i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the three months ended June 30, 2005, the sale price of SINA ordinary shares exceeded the threshold set forth in Item (i) above for the required period of time. Therefore, the Notes are convertible into SINA ordinary shares during the three months ending September 30, 2005.
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
13. Commitments and Contingencies
     The following table sets forth the contractual commitments and obligations of the Company as of June 30, 2005:

	Payments due by period
	Total	Less than one	One to	Three to	More than
		year	three years	five years	five years
	( Unaudited, in thousands)

Contractual obligations:
Long-term debt obligations	$100,000	$—	$100,000	$—	$—
Operating lease obligations	6,592	3,236	3,356	—	—
Purchase obligations	31,016	27,637	3,355	24	—
Other long-term liabilities	1,501	—	1,501	—	—

Total contractual obligations	$139,109	$30,873	$108,212	$24	$—

     Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. Please see Note 12 “Convertible debt” to the Condensed Consolidated Financial Statements for further information.
     Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2007. Rental expenses were $1.0 million and $1.9 million for the three and six months ended June 30, 2005, respectively, and were $0.7 million and $1.2 million for the three and six months ended June 30, 2004, respectively. Based on the current rental lease agreements, future minimum rental payments required as of June 30, 2005 are $6.6 million, or $1.7 million, $3.1 million and $1.8 million for the six months ending December 31, 2005 and each of the succeeding two years ending December 31, 2006, 2007, respectively. A majority of the commitment is from the Company’s office lease agreements in the PRC.
     Purchase obligations mainly include the commitments for Internet connection fees associated with websites production, content fees associated with websites production and MVAS, advertising serving services and marketing activities.
     In addition to the above contractual obligations, the Company is also obligated to pay contingent consideration on its acquisitions of Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2004 and 2005. The contingent consideration would roughly be 1.5 to 2.0 times 2004 and 2005 earnings basis, respectively, provided that Crillion’s pretax net income for 2004 and 2005 is over $6.7 million and $13.3 million, respectively. The total consideration is subject to a cap of $125.0 million and will be paid 60% in cash and 40% in SINA ordinary shares. The additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million. The first installment of $12.0 million in cash was made during the three months ended March 31, 2005. The remaining balance in cash and the 40% in SINA ordinary shares related to Crillion’s 2004 achievement were paid in April 2005. The contingent consideration in the Davidhill acquisition is based on certain simultaneous online user targets being reached by Davidhill in the fifteen months after the agreement date on July 1, 2004. The contingent consideration is subject to a cap of $21.0 million and will be 84% in cash and 16% in SINA ordinary shares.
     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005. On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation and appointed City of Sterling Heights General Employee’s Retirement System, City of St. Clair Shores Police and Fire Retirement System, and Charter Township of Clinton Police and Fire Retirement System (collectively the “MAPERS Funds Group”) as lead plaintiff. The Company expects the MAPERS Funds Group to file an amended consolidated complaint on September 2, 2005. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time. From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our websites.
14. Subsequent Events
     On July 7, 2005, the Company completed the sale of Fortune Trip, an online travel business. The sale price was set at $3.8 million less certain liabilities that the buyer has agreed to assume. The Company expects to recognize a gain from this transaction in the third quarter of 2005. Net revenue and net loss from Fortune Trip in the second quarter of 2005 were $459,000 and $27,000, respectively. Total equity was a negative balance of $392,000 as of June 30, 2005.

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
Overview
     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting China, Hong Kong and Taiwan (“Greater China”) and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and travel). Together they provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services. Advertising and MVAS are currently the major sources of our revenues, and we expect this trend to continue in the near future periods.
Critical Accounting Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, employee benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 2 to the Condensed Consolidated Financial Statements.
     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.
     Revenue recognition
     Advertising. Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of our websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectability is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on our websites in exchange for a fixed payment over the contract period. Advertising revenues are recognized ratably over the period of sponsorship. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes. We recognize revenue on the elements delivered and defer the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. Material differences could result in the timing of our revenue recognition if the single-element arrangements were broken down differently by management.

     MVAS. We mainly contract with third-party mobile operators for billing and transmission services related to the MVAS transmitted to our users. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF99-19”) revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users is recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. During three and six months ended June 30, 2005, respectively, 88% and 90% of our MVAS revenues were recorded on a gross basis. The determination of whether the Company is the primary obligor for a particular type of service is subjective in nature and is based on an evaluation of the terms of the arrangement. If the terms of the arrangement with mobile operators were to change and cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have a significant impact on our gross margin.
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
     Available-for-sale securities investments
     Investments classified as available-for-sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income (loss) in shareholders’ equity. Realized gains or losses are charged to income during the period in which the gain or loss is realized. If we conclude that a decline in fair value is other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. A determination of whether declines in value are other-than-temporary requires significant judgment.
     Business combinations
     We account for our business combinations using the purchase method of accounting. This method requires that the acquisition cost be allocated to the assets and liabilities we acquired based on their relative fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities based on independent appraisal reports for material purchases, as well as our experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.
     Goodwill and intangible assets, net
     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in its subsidiaries and variable interest entities. We adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.
     In accordance with SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. We review the amortization methods and estimated useful lives of intangible assets regularly. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset calculated using a discounted future cash flow analysis. We use estimates and judgments in our impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.
     Income taxes
     Income taxes are accounted for using an asset and liability approach, which requires the recognition of income taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in different periods in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax liabilities and assets is based on provisions of the enacted tax laws; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence assessed using the criteria in SFAS No. 109, “Accounting for Income Taxes,” will not more-likely-than-not be realized. Management uses assumptions, judgments and estimates to determine our current provision for income tax, taking into account current tax laws, our interpretation of current tax laws and possible outcomes of future audits conducted by tax authorities.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“the FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the “Stock-based compensation” section under Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and six months ended June 30, 2005 and June 30, 2004, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R, to measure compensation expense for employee stock incentive awards. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but does not expect it to have a material impact.

Results of Operations
Three and six months ended June 30, 2005 and 2004
Net revenues

	Three months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)

		% of total net		% of total net
		revenues		revenues	% of Change
Net Revenues
Advertising	$20,373	44%	$15,512	32%	31%

Non-advertising
Mobile value-added services	22,618	49%	31,131	63%	-27%
Other	3,139	7%	2,552	5%	23%

Non-advertising	25,757	56%	33,683	68%	-24%

Total net revenues	$46,130	100%	$49,195	100%	-6%

	Six months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)

		% of total net		% of total net
		revenues		revenues	% of Change
Net Revenues
Advertising	$37,021	40%	$28,630	32%	29%

Non-advertising
Mobile value-added services	49,133	54%	56,917	63%	-14%
Other	5,824	6%	5,036	5%	16%

Non-advertising	54,957	60%	61,953	68%	-11%

Total net revenues	$91,978	100%	$90,583	100%	2%

     During the three and six months ended June 30, 2005, total net revenues decreased by $3.1 million, or 6%, and increased by $1.4 million, or 2%, respectively, compared to the same periods of 2004. Advertising revenues in absolute amount and as a percentage of total net revenues grew while MVAS revenues declined.
     Advertising. Advertising revenues grew six month period over six month period primarily due to higher average spending by advertisers in the PRC market. During the three and six months ended June 30, 2005, China accounted for 96% and 95% of our total advertising revenues, respectively, compared to 94% and 93%, respectively, in the same periods of 2004. Average spending per advertising customer in the PRC grew from $38,500 and $50,400 in the three and six months ended June 30, 2004, respectively, to $54,100 and $70,000 for the three and six months ended June 30, 2005, respectively. Increase in advertising revenues in the second quarter of 2005 year over year was noted primarily from the real estate and information technology (IT) industries while sequential growth came primarily from the automobile, real estate and IT industries. Our top ten customers in aggregate generated 15% and 17% of our advertising revenues during the three and six months ended June 30, 2005, respectively, compared to 20% in both the same periods of 2004, respectively.
     MVAS. MVAS revenues consist of revenues from short messaging service (“SMS”) and 2.5G products such as multimedia messaging service (“MMS”), ring back tone (“RBT”), wireless application protocol (“WAP”), as well as interactive voice response system (“ IVR”). Decline in MVAS revenues was primarily attributed to the decline in SMS revenues.

	Three months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)

		% of MVAS revenues		% of MVAS revenues	% of Change
SMS	$15,648	69%	$26,057	84%	-40%
2.5G products: MMS, WAP, RBT and others	5,011	22%	2,934	9%	71%
IVR	1,959	9%	2,140	7%	-8%

Total MVAS revenues	$22,618	100%	$31,131	100%	-27%

	Six months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)

		% of MVAS revenues		% of MVAS revenues	% of Change
SMS	$35,895	73%	$50,127	88%	-28%
2.5G products: MMS, WAP, RBT and others	9,750	20%	4,110	7%	137%
IVR	3,488	7%	2,680	5%	30%

Total MVAS revenues	$49,133	100%	$56,917	100%	-14%

     SMS is the largest component of our MVAS revenues. Our SMS products are offered on a monthly subscription basis or usage basis. Usage-based SMS revenue accounted for approximately 18% and 24% of our SMS revenue in the three and six months ended June 30, 2005, respectively. These compared to approximately 23% of our SMS revenue in both the same periods of 2004. Sequential decrease in usage-based SMS revenues from the prior quarter was primarily caused by the ban on the advertising of fortune-telling related SMS via direct radio and television. In late January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS relating to “fortune-telling” from airing on radio and television stations, effective in February 2005. Such prohibition has negatively affected our revenues. SMS revenue generated via direct radio and television advertising fell by approximately $5.7 million in the first quarter of 2005 from the previous quarter and further fell by approximately $4.3 million in the second quarter of 2005. Compared to the second quarter of 2004, such revenue dropped 16% year over year. This notice reflects the difficulty of determining or predicting the manner in which content might be restricted or prohibited under evolving regulations that are in many cases vague and subjective. There could be further actions by SARFT and/or other Chinese government authorities to prohibit the sale of such fortune-telling related SMS and the marketing of other MVAS via a channel we depend on to generate revenues. Such actions and uncertainties could have a material adverse effect on our financial position, results of operations or cash flows. We have developed and are still developing new SMS products to be launched through radio and television commercials that may not be prohibited under the notice issued by SARFT. In late June 2005, we started a new wave of television campaigns for our newly developed SMS products. We are depending on the success of these new products promoted through television commercials to grow our SMS revenues in near future. However, there is no guarantee that such new products will achieve market acceptance or that such products will not be prohibited by future rules and regulations.
     The decline in SMS revenue was also caused by other changes in the regulatory environment of the PRC and the policies of the mobile operators, including the transition onto new billing platforms by China Mobile Communication Corporation (“China Mobile”), and increased market competition. During 2004, mobile operators started transitioning SMS providers to a new billing platform. As of March 2005, almost all significant provincial subsidiaries of China Mobile have been moved onto the new billing platform for SMS. These new billing platforms have resulted in added operational controls and procedures in areas such as customer subscription and customer billing. As a result, recruitment of new users is more difficult, and our fee collection rates have declined.

     Revenues from 2.5G products grew significantly year over year, especially from MMS, RBT and WAP. Starting in January 2005, China Mobile stopped its “MMS Album” service. MMS Album allows users to receive their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones if their mobile phones do not support MMS. With the termination of such service, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones. In addition, China Mobile began migrating MMS onto new billing platforms in the first quarter of 2005. As is the case with SMS, MMS’s migration onto new billing platforms has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased failure rate for fee collection from our users. Our MMS revenue for the first quarter of 2005 dropped $2.3 million from the previous quarter to $2.2 million and further dropped to $2.0 million in the second quarter of 2005. As of June 30, 2005, almost all significant provincial subsidiaries of China Mobile, with whom we have arrangements to offer MMS services, have migrated to the new billing platforms, and we were not able to estimate the full impact of this migration. RBT and WAP revenues in aggregate grew to $2.6 million in the second quarter of 2005, up from $1.3 million in the same quarter last year. For the first six months of 2005, RBT and WAP revenues in aggregate grew to $4.9 million from $2.1 million in the same period of the prior year. China Mobile has begun implementing a policy to disallow billing to WAP end users who have been inactive for four months or more. This policy change could negatively impact our WAP revenues.
     Revenue from IVR declined by $0.2 million to $2.0 million in the second quarter of 2005 from the same period of last year. IVR revenue for the six months ended June 30, 2005 increased by $0.8 million to $3.5 million from the same period last year. Our IVR service was temporarily suspended by China Mobile during the third quarter of 2004 due to the violation of certain operating procedures and was resumed in October 2004. The mobile operators could again decide to enforce operating standards that are often vague and subjective, resulting in a negative impact to our IVR revenue.
     For the three and six months ended June 30, 2005, 88% and 90% of our MVAS revenues, respectively, were recorded on a gross basis. In accordance with EITF 99-19, revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. If we were to enter into new arrangements with mobile operators, or if mobile operators were to request that we change the existing arrangements that would cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our MVAS revenues, but should not have significant impact on our gross margin.
     In the past, China Mobile allowed MVAS providers to sign service agreements with any one of its provincial subsidiaries for providing nationwide service and for bill collection. Starting January 2005, China Mobile requires service agreements to be signed with, and new product application to be approved by each individual province. This change increases the difficulty and length of time to launch new products which may in turn adversely impact our MVAS revenue growth. Also, certain provincial operators who historically have acted as an agent in advancing payments for other provincial operators instituted a new procedure that requires fees to be reconciled with the respective provinces before payments are made. This new procedure may delay our receivables collection from mobile operators in the future.
     Other non-advertising revenues. Other non-advertising revenues include enterprise services such as paid search and directory listings, online hotel booking commissions, fee-based services such as virtual ISP and paid email services, and e-commerce. Revenues from paid search and directory listings in aggregate were $1.5 million and $2.9 million for the three and six months ended June 30, 2005, respectively, compared to $1.4 million and $2.7 million for same periods last year, respectively. These revenues accounted for approximately 50% of our other non-advertising revenues in each of the four periods. Online hotel booking contributed $0.5 million and $0.8 million to our other non-advertising revenues for the three and six months ended June 30 2005, respectively, compared to $0.3 million and $0.5 million for the same periods last year, respectively. In July 2005, we sold our online hotel booking business. Please see further discussion in Note 14 — “Subsequent Events” to the Condensed Consolidated Financial Statements.

Cost of revenues

	Three months ended June 30,
	2005	2004
	(Unaudited, in thousands, except percentages)
			% of change
Cost of revenues:
Advertising	$6,541	$4,961	32%

Non-advertising
Mobile value-added services	7,374	9.097	-19%
Other	420	239	76%

Non-advertising	7,794	9,336	-17%

Total cost of revenues	$14,335	$14,297	*

*	Less than 1%.

	Six months ended June 30,
	2005	2004
	(Unaudited, in thousands, except percentages)
			% of change
Cost of revenues:
Advertising	$12,435	$9,293	34%

Non-advertising
Mobile value-added services	16,044	17,074	-6%
Other	790	456	73%

Non-advertising	16,834	17,530	-4%

Total cost of revenues	$29,269	$26,823	9%

     Total cost of revenues in the second quarter of 2005 was flat from the prior year, as the increase in cost of revenues from advertising was offset by the decrease in cost of revenues from MVAS. Total cost of revenues for the first six months ended June 30, 2005 increased year over year due to the increase in cost of revenues from advertising.
     Advertising. Cost of advertising revenues consists mainly of expenses associated with the production of our websites, which include fees paid to third parties for Internet connection, content and services, personnel related costs and related equipment depreciation expenses. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes levied on advertising sales are approximately 8.5% of the advertising revenues. The year over year increases for the three and six months ended June 30, 2005 were primarily due to the increase in website production costs, including increase in web production personnel, content fees, Internet connection costs and business taxes. These increases were driven by the need to provide additional resources to support advertising revenue growth.
     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to: 1) third party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, 2) fees or royalties paid to third-party content providers for services and content associated with our MVAS and 3) costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% of mobile related revenues and at 5% for other non-advertising revenues. The year over year decrease of the cost of non-advertising revenues was mainly due to MVAS-related expenses, including the decrease in fees paid to mobile operators and third-party mobile content providers, as well as a decrease in business taxes associated with lower non-advertising revenues in the PRC. Fees retained by or paid to mobile operators were $5.6 million (25% of MVAS revenues) and $6.8 million (22% of MVAS revenues) in the second quarter of 2005 and 2004, respectively, and $12.0 million (25% of MVAS revenues) and $12.6 million (22% of MVAS revenues) in the six months ended June 30, 2005 and 2004, respectively. Fees paid to third-party content providers were $1.1 million (5% of MVAS revenues) and $1.6 million (5% of MVAS revenues) for the second quarter of 2005 and 2004, respectively, and $2.8 million (6% of MVAS revenues) and $3.1 million (6% of MVAS revenues) for the six months ended June 30, 2005 and 2004, respectively.

     During the first quarter of 2005, our cooperation arrangements with certain provincial subsidiaries of China Unicom Co. Ltd. (“China Unicom”) were renewed. Under the renewed arrangements, effective April 1, 2005, the service fee they charge has been revised to a flat rate of 20% of the fees we charged to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 — 40%, depending on the period and arrangement, but typically around 12%. This change from China Unicom did not have a material impact on our MVAS revenue and gross margin in the second quarter of 2005. In July 2005, China Mobile introduced a three-tier scheme to revenue sharing on new arrangements, which is expected to go into effect later this year. Under the new scheme, China Mobile will continue to charge 15% for only using its billing services, 30% for also using its customer support services and 50% for using its customer support and marketing services. Since certain details from the new three-tier scheme were not yet clear, we were unable to determine if such changes will have significant negative impact to our operations and if the impact would be on revenues, cost of revenues or operating expenses. Such determination would be contingent on factors such as which MVAS will be impacted by the new scheme, whether we can still be considered the primary obligor if customer services and/or marketing activities are performed by China Mobile and whether the additional costs for services provided by China Mobile can be considered our operating expenses. However, it is clear that if we choose to or are required to use China Mobile’s customer service and/or marketing service under the new scheme, our operating margin for MVAS will be negatively impacted. However, we are not able to quantify such impact at this point. In the future, China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact to our results of operation.
Gross profit margins

	Three months ended June 30,
	2005	2004
	(Unaudited, percentages)
Gross profit margins:			Change

Advertising	68%	68%	0%

Non-advertising
Mobile value-added services	67%	71%	-4%
Other	87%	91%	-4%
Non-advertising	70%	72%	-2%
Overall	69%	71%	-2%

	Six months ended June 30,
	2005	2004
	(Unaudited, percentages)
Gross profit margins:			Change

Advertising	66%	68%	-2%

Non-advertising
Mobile value-added services	67%	70%	-3%
Other	86%	91%	-5%
Non-advertising	69%	72%	-3%
Overall	68%	70%	-2%
     Overall gross profit margin for the three and six months ended June 30, 2005, declined 2% from the same periods of 2004.
     Advertising. The year over year decline in advertising gross profit margin for the six months ended June 30, 2005 was primarily due to the increased investment in our website production. We may have to continue increasing our investments in these areas to maintain or increase our competitiveness.
     Non-advertising. The year over year decline in non-advertising gross profit margin was primarily due to the decrease in MVAS revenues.

Operating expenses

	Three months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% to total net		% to total net
		revenues		revenues	% of Change

Sales and marketing expenses	$10,718	23%	$9,072	18%	18%
Product development expenses	$3,520	8%	$2,143	4%	64%
General and administrative expenses	$5,078	11%	$3,940	8%	29%

	Six months ended June 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% to total net		% to total net
		revenues		revenues	% of Change

Sales and marketing expenses	$22,202	24%	$16,170	18%	37%
Product development expenses	$7,222	8%	$4,117	5%	75%
General and administrative expenses	$9,775	11%	$7,155	8%	37%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotional expenditures and travel expenses. The year over year increases for the three and six months ended June 30, 2005, were primarily due to higher sales commission from the advertising business segment and higher promotional expenditures related to our MVAS services. Marketing expenses for MVAS products were $3.5 million and $7.7 million for the three and six months ended June 30, 2005, respectively, and $2.4 million and $3.4 million for the three and six months ended June 30, 2004, respectively.
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
     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our websites as well as costs associated with new product development such as email, search, instant messaging, casual games and new MVAS products. The year over year increases for the three and six months ended June 30, 2005, were primarily due to an increase in headcount and investments in new products, especially in email, casual games, instant messaging and search engine. We expect that our product development expenses will continue to increase in absolute dollar amounts in the near future.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees related to professional services and provision for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our variable interest entities (“VIEs”) in the PRC to our subsidiaries. Expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries were approximately $1.2 million and $2.3 million for the three and six months ended June 30, 2005, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2004, respectively. The year over year increases for the three months and six months ended June 30, 2005, were mainly due to an increase in compensation for personnel, provisions for doubtful accounts and fees for professional services. During the three and six months ended June 30, 2005, we incurred approximately $0.5 million and $1.2 million of professional fees, respectively, in relation to our adoption of a shareholder rights plan, announced on February 22, 2005, and related merger and acquisition activities. We expect to continue to incur similar expenses in the coming quarters. In addition, we also incurred approximately $0.2 million related to the consolidation of our facilities in Beijing, primarily related to a one-time charge for old lease commitments in the first quarter of 2005. We expect our general and administrative expenses will continue to increase in absolute dollar amount in the near future, but we do not expect these expenses as a percentage of total net revenues to vary significantly in the near future.
Amortization of intangible assets
     The following table summarizes the amortization expenses of intangible assets for the periods presented:

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands)
Amortization expenses:
Davidhill	$311	$—	$622	$—
Crillion	637	637	1,274	685
Bravado	93	93	186	155
Memestar	—	196	—	570

Total Amortization expenses	$1,041	$926	$2,082	$1,410

     Compared to the prior year, amortization expenses increased in the three and six months ended June 30, 2005 primarily due to the addition of intangible assets from the acquisition of Davidhill in 2004, offset by the fully amortized intangible assets from the Memestar acquisition. As of June 30, 2005, the net carrying amount of our intangible assets mainly includes technology, content provision contracts, hotel reservation contracts, customer list, and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the six months ending December 31, 2005 is $1.3 million and each of the succeeding four years ending December 31, 2006, 2007, 2008 and 2009 is $2.0 million, $1.2 million, $1.0 million and $1.0 million, respectively.
Interest income
     Interest income grew to $1.6 million in the second quarter of 2005 from $1.1 million in the same quarter last year and grew to $3.1 million for the six months ended June 30, 2005 from $2.3 million in the same period of last year. The increase was primarily due to a higher balance of cash, cash equivalents and short-term investments in the current periods. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a description of our investment policy.
Amortization of convertible debt issuance cost
     As a result of our sale of zero-coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized straight-line over four years.
Share of loss on equity investments
     Long-term investments comprise investments in joint ventures which were accounted for using the equity method of accounting. As of June 30, 2005, the carrying value of long-term investments of $5.9 million mainly comprise investments in: 1) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA) in the PRC with NC Soft, a Korean online game company, of $1.6 million; 2) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. of $2.2 million. The following summarizes the share of gain (loss) on our equity investments for the periods presented:

	Three months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
	(Unaudited, in thousands)

Shanghai NC-SINA	$(46)	$(269)	257	(453)
COAL	(629)	(482)	(1,498)	(609)
Others	(183)	(5)	(183)	(27)

Total	$(858)	$(756)	(1,424)	(1,089)

Provision for income taxes
     Income tax provision relating to our China operations for the three and six months ended June 30, 2005, was $0.7 million and $1.2 million, respectively. These compared to income tax provision of $1.0 million and $1.8 million for the three and six months ended June 30, 2004, respectively. The decreases in income tax provision for the three months and six months ended June 30, 2005, compared to the same periods in the prior year, were primarily due to the decreases in profits from our China operations in the respective periods. Effective tax rates for the PRC operations were approximately 4% to 5% for the periods presented. We expect our overall effective income tax rates to be approximately 5% to 10% for fiscal years 2005 and 2006, respectively. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain subsidiaries and VIEs in the PRC. If these applications are approved, our projected effective tax rates will be further reduced. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates can be increased to as high as 33%.
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
     See also Note 8 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion on income taxes.
Liquidity and Capital Resources

	As of June 30,
	2005	2004
	(Unaudited, in thousands)

Cash and cash equivalents	$163,561	$137,669
Short-term investments in marketable debt securities	120,571	105,345

Total cash and cash equivalents and short-term investments	$284,132	$243,014

     We funded our recent operations and capital expenditures mainly from the net income from our operations. As of June 30, 2005, we had $284.1 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities, capital expenditures and other obligations (see discussion below under the caption “Contractual Obligations”). We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following table sets forth the movements of our cash and cash equivalents for the periods presented:

	Six months ended June 30,
	2005	2004
	(Unaudited, in thousands)

Net cash provided by operating activities	$30,838	$33,671
Net cash used in investing activities	(26,010)	(63,171)
Net cash provided by financing activities	4,965	9,021

Net increase (decrease) in cash and cash equivalents	9,793	(20,479)
Cash and cash equivalents at beginning of period	153,768	158,148

Cash and cash equivalents at end of period	$163,561	$137,669

Operating activities
     Net cash provided by operating activities for the six months ended June 30, 2005 was $30.8 million. Net cash provided by operating activities was primarily attributable to our net income of $20.3 million, adjusted by non-cash related expenses of $9.8 million and a net increase in working capital items of $0.7 million. The increase in working capital was mainly due to a decrease in accounts receivable of $7.2 million, which mainly resulted from improved collection, offset by a decrease in accrued liabilities of $6.7 million which was primarily due to the decrease in accrual for sales rebates, payroll withholding tax and customer advances.
     Net cash provided by operating activities for the six months ended June 30, 2004 was $33.7 million. Net cash provided by operating activities was primarily attributable to our net income of $34.1 million, adjusted by non-cash related expenses of $5.3 million and a net decrease in working capital items of $5.7 million. Of the working capital changes, the increase in accrued liabilities of $2.5 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in accounts receivable of $7.9 million (net of acquisition) mainly resulted from an increase in our net revenues, especially our mobile value-added services during the six months ended June 30, 2004.
     The year over year decrease in net cash provided by operating activities from the six months ended June 30, 2004, to the six months ended June 30, 2005, was primarily attributable to lower net income.
Investing activities
     Net cash used in investing activities for the six months ended June 30, 2005 was $26.0 million. This was primarily related to additional consideration paid for the Crillion acquisition of $16.9 million, investment in capital spending of $7.8 million and investments in joint ventures of $2.8 million, offset by proceeds from the sale of investments totaling $1.5 million.
     Net cash used in investing activities for the six months ended June 30, 2004 was $63.2 million. This was primarily related to the purchase of short-term investments of $38.4 million, business acquisitions (net of cash acquired) of $11.5 million, deposit for business acquisition of $6.3 million, purchase of equipment of $5.9 million and investment in joint ventures of $1.4 million.
Financing activities
     Net cash provided by financing activities for the six months ended June 30, 2005 and 2004, were $5.0 million and $9.0 million, respectively, both representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.
Contractual Obligations
     As of June 30, 2005, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. See Note 12 – “Convertible debt” to the Condensed Consolidated Financial Statements for further information.

     Operating lease obligations relate to our facilities in the PRC, as well as in the U.S., Taiwan and Hong Kong. As of June 30, 2005, our operating lease obligations were $6.6 million. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of June 30, 2005, purchase and other obligations totaled $31.0 million. In addition, we are obligated to pay contingent consideration on our acquisitions of Crillion and Davidhill in addition to the initial consideration with respect to each. The contingent consideration for the Crillion acquisition is based on Crillion’s financial performance in fiscal years 2004 and 2005. If Crillion’s pre-tax net income for fiscal years 2004 and 2005 exceeds $6.7 million and $13.3 million, respectively, the contingent consideration would be between roughly 1.5 to 2.0 times of fiscal years 2004 and 2005 earnings. The total consideration is subject to a cap of $125.0 million and would be paid 60% in cash and 40% in SINA ordinary shares. The additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million. The first installment of $12.0 million in cash was made during the three months ended March 31, 2005. The remaining balance in cash and the 40% in SINA ordinary shares related to Crillion’s 2004 achievement were paid in April 2005. The contingent consideration for the Davidhill acquisition is based on its UC instant messaging services achieving certain concurrent online user targets fifteen months after the acquisition on July 1, 2004. The contingent consideration is subject to a cap of $21.0 million and would be paid 84% in cash and 16% in SINA ordinary shares. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 13 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.
Off-Balance Sheet Commitments and Arrangements
     We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. In addition, we have not entered into any derivative contracts that are indexed to our shares and classified as shareholders’ equity, or that are not reflected in our condensed consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. Moreover, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us or engages in leasing, hedging or research and development services with us.
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
     Until recently, we had incurred accumulated deficits since inception and we may incur future losses.
     We recorded a net income of approximately $10.0 million for the second quarter of 2005. As of June 30, 2005, we had retained earnings of approximately $3.2 million. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.

     We are relying on advertising sales as a significant part of our future revenue, but the Internet has not been proven as a source of significant advertising revenue in Greater China.
     Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. Online advertising in Greater China is an unproven business and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:
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
     Our growth in advertising revenues, to a certain extent, will also depend on our ability to increase the advertising space on our network. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues could be hampered. Further, the expansion of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on the Internet if Internet advertising blocking software is widely used.
     We are relying on MVAS for a significant portion of our future revenue, and we rely on China Mobile and China Unicom for service delivery and fee collection.
     The majority of our recent revenue growth was from the development of our MVAS. However, revenues from our SMS services have recently declined. If users do not adopt our MVAS at a sufficient rate, or if our SMS revenues fail to grow, our revenue growth could be negatively affected.
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of June 30, 2005, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     Under the fee arrangements with China Mobile and its subsidiaries, we on average received approximately 76% of the amount we charged to our users from the China Mobile platform after China Mobile deducted the service fees for collection and fee for transmission during the six months period ended June 30, 2005. Under the agreements with China Unicom and its subsidiaries, we on average received approximately 70% of the amount we charged to our users from the China Unicom platform after China Unicom deducted the service fees for collection and fees for transmission during the six months period ended June 30, 2005. In the future, China Mobile and China Unicom may choose to further increase the fees charged for providing their services. Such increases are difficult to anticipate or predict and may have a material adverse impact to our operating profitability.
     China Mobile and China Unicom could change their operating policy at any time, which might result in negative impact on some of our MVAS, which in turn could result in a material reduction of our revenues derived from MVAS. In the past, China Mobile and China Unicom have made sudden and unexpected changes in their systems and processes, which harmed our business. They are likely to continue to make such changes in the future. We cannot assure you that they will not take actions in the future that are unpredictable and that may adversely impact our business results.
     For the second quarter of 2005, approximately 82% and 86% of our SMS and MMS revenues, respectively, are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted.
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there were no consistent confirmation rates trend or there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the second quarter of 2005, 18% of our MVAS revenues were estimated at period end.
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
     We are subject to potential liability and penalty for delivering inappropriate content through our MVAS. One of the violations cited in the notice for temporary termination of our IVR service at the end of July 2004 was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases are vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or the Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the MVAS relating to such content in the future. If they prevent us from offering such services, our revenue from MVAS will suffer significantly.
     If China Mobile’s or China Unicom’s systems encounter technical problems, or if they refuse to cooperate with us, our MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.
     In addition to mobile operators, the Chinese Ministry of Information Industry, the governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.
     Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the SARFT, which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.
     We are relying on new MVAS such as MMS, IVR, RBT and WAP to be a significant part of future revenue growth for MVAS, but we are not certain that these services will continue to increase our total MVAS revenues.
     Our MVAS offerings also include MMS, IVR, RBT and WAP. We are relying on the growth of these services as a significant part of our revenue growth in MVAS for future periods. However, the current market size is relatively small and adoption rates are still relatively low for these services compared to SMS services. If revenues from these services do not continue to grow significantly, our financial position, results of operations and cash flows could be materially adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.
     Our investment in online games, online auctions, search and instant messaging may not be successful.
     Online games, online auctions, search and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NCSoft to pursue online games, we have formed a joint venture with Yahoo! Inc. to provide online auctions in the PRC, we have developed our own search engine, and we have acquired Davidhill and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online games, online auctions, search and instant messaging include Shanda, eBay/Eachnet, Taobao, Baidu and Tencent’s QQ. Our competitors in these areas tend to be more specialized in these specific markets, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits from an increase in market share in any of these specific markets, and our results and share price could suffer as a result.
     If we fail to successfully develop and introduce new products and services, our competitive position and ability to generate revenues could be harmed.
     We are developing new products and services. The planned timing or introduction of new products and services is subject to risks and uncertainties. Actual timing may differ materially from original plans. Unexpected technical, operational, distribution or other problems could delay or prevent the introduction of one or more of our new products or services. Moreover, we cannot be sure that any of our new products and services will achieve widespread market acceptance or generate incremental revenue. If our efforts to develop, market and sell new products and services to the market are not successful, our financial position, results of operations and cash flows could be materially adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.
     The markets for MVAS and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.
     The competition among MVAS providers is highly intense. A large number of independent MVAS providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours. In addition, in March 2004, we acquired Crillion to enhance our products and our market share in the MVAS market in the PRC. If our acquisition of Crillion is not successful and we are unable to compete and grow our MVAS business, our failed investments in this area could adversely affect our results of operations and profitability.
     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay Inc., Google Inc. (“Google”) and America Online Inc, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers.
     In the areas of online games, online auctions, search and instant messaging, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. In online auctions, our leading competitors are Eachnet, which is wholly-owned by eBay, and Taobao. The main competitors for search are Baidu and Google, and the competitors for our instant messaging service are Tencent’s QQ and Microsoft’s MSN Messenger. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.
     Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.
     Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.
     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, a MVAS company, in January 2004 we entered into a joint venture agreement with Yahoo! Inc. to start an online auction business in China, in March 2004 we acquired Crillion, a MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.
     You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.
     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our websites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of the advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.
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
•	On December 11, 2001, the day China formally joined the World Trade Organization, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FI Telecom Regulations, which became effective on January 1, 2002. The FI Telecom Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by the Chinese Ministry of Information Industry (MII) on January 4, 2002 to supplement the FI Telecom Regulations. However, there are still uncertainties regarding the interpretation and application of the FI Telecom Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when put into effect and, as a result, we could be subject to severe penalties as discussed above.
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
     We have arrangements with a number of third parties to provide content and services to our websites and to distribute our software. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us, which will result in a significant decrease of the amount of content we can publish on our website. We may lose users if the Chinese government chooses to restrict or prevent state-owned media from cooperating with us, in which case our revenues will be impacted negatively.
     In the area of web-based services, we have contracted with third party content providers for integrated web search technology to complement our directory and navigational guide, and with various third-party providers for our principal Internet connections. If we experience significant interruptions or delays in service, or if these agreements terminate or expire, we may incur additional costs to develop or secure replacement services and our relationship with our users could be harmed.
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
     We depend on a third party’s proprietary and licensed advertising serving technology to deliver advertisements to our network. If the third party fails to continue to support its technology or if its services fail to meet the advertising needs of our customers and we cannot find an alternative solution on a timely basis, our advertising revenues could decline.
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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. For example, following an earnings announcement in February 2005 regarding the results of the fourth quarter and full year of 2004 and projections for the first quarter of 2005, our stock price declined from $27.35 to $24.39. Our stock price may continue to fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

     Anti-takeover provisions in our charter documents and SINA’s shareholder rights plan may discourage our acquisition by a third party, which could limit our shareholders’ opportunity to sell their shares at a premium.
     Our Amended and Restated Memorandum and Articles of Association include provisions that could limit the ability of others to acquire control of us, modify our structure or cause us to engage in change in control transactions. These provisions could have the effect of depriving shareholders of an opportunity to sell their shares at a premium over prevailing market prices by discouraging third parties from seeking to obtain control of us in a tender offer or from otherwise engaging in a merger or similar transaction with us.
     For example, our Board of Directors has the authority, without further action by our shareholders, to issue up to 3,750,000 preference shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with our ordinary shares. Preference shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. In addition, if the Board of Directors issues preference shares, the market price of our ordinary shares may fall and the voting and other rights of the holders of our ordinary shares may be adversely affected. Similarly, the Board of Directors may approve the issuance of debentures convertible into voting shares, which may limit the ability of others to acquire control of us.
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
     We generated substantially all our net income from our China operations. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises, and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay dividend tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. We expect that based on our current operating structure and preferential tax treatments available to us in China, our effective income tax rates will be approximately 5% to 10% for fiscal years 2005 and 2006. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our current tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain of our subsidiaries and VIEs in China and our projected effective tax rates will be reduced further if these applications are approved. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.
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
     We must rely on the Chinese government to develop China’s Internet infrastructure and, if it does not develop this infrastructure, our ability to grow our business could be hindered.
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
     We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced recent changes to our executive management team. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, marketing, sale and customer service personnel, especially qualified personnel for our international operations in Greater China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.
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

     We may be classified as a passive foreign investment company, which could result in adverse U.S. tax consequences to U.S. investors.
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
     As a publisher and distributor of content and a provider of services over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute; the selection of listings that are accessible through our branded products and media properties, or through content and materials that may be posted by users in our classifieds, message board and chat room services; losses incurred in reliance on any erroneous information published by us, such as stock quotes, analyst estimates or other trading information; unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service; and product liability, warranty and similar claims to be asserted against us by end users who purchase goods and services through our SinaMall and any future electronic commerce services we may offer.
     We may incur significant costs in investigating and defending any potential claims, even if they do not result in liability. Although we carry general liability insurance, our insurance may not cover potential claims of this type and may not be adequate to indemnify us against all potential liabilities.
     We issued $100 million of zero coupon convertible subordinated notes due 2023, or possibly earlier upon a change of control, which we may not be able to repay in cash and could result in dilution of our basic earnings per share.
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended June 30, 2005, the sale price of SINA ordinary shares exceeded the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are convertible into SINA ordinary shares during the three months ending September 30, 2005. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert the Chinese renminbi into foreign currencies and, if the Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.
     Our reporting currency is the United States dollar and our operations in China, Hong Kong, Taiwan use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in Taiwan dollars, Hong Kong dollars and U.S. dollars. As of June 30, 2005, our cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $163.3 million, which accounted for approximately 58% of our total cash, cash equivalents and short-term investment balance. As of June 30, 2005, our accounts receivable balance denominated in Chinese renminbi was approximately $31.5 million, which accounted for approximately 97% of our total accounts receivable balance. Also as of June 30, 2005, our liabilities balance denominated in Chinese renminbi was approximately $34.9 million, which accounted for approximately 25% of our total liabilities balance. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.0% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency. Our financial statements reported in the U.S. dollars may be affected by changes in the value of currencies other than the U.S. dollars in which our earnings and obligations are denominated. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future.
     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of the Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in the Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.
     The Chinese legal system has inherent uncertainties that could limit the legal protections available to you.
     Our contractual arrangements with our variable interest entities in China are governed by the laws of the People’s Republic of China. China’s legal system is based upon written statutes. Prior court decisions may be cited for reference but are not binding on subsequent cases and have limited value as precedents. Since 1979, the Chinese legislative bodies have promulgated laws and regulations dealing with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their non-binding nature, the interpretation and enforcement of these laws and regulations involve uncertainties, and therefore you may not have legal protections for certain matters in China.
     You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based on United States or other foreign laws against us.
     We conduct our operations in China and a significant portion of our assets is located in China. In addition, some of our directors and executive officers reside within China, and substantially all of the assets of these persons are located within China. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon those directors or executive officers, including with respect to matters arising under U.S. federal securities laws or applicable state securities laws. Moreover, our Chinese counsel has advised us that China does not have treaties with the U.S. and many other countries that provide for the reciprocal recognition and enforcement of judgment of courts. As a result, recognition and enforcement in China of judgments of a court of the U.S. or any other jurisdiction in relation to any matter may be difficult or impossible.
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
     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from recent legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission (“SEC”) or the Nasdaq National Market. Any such action could adversely affect our financial results and the market price of our ordinary shares.
     We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of June 30, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $72.3 million.
     Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices may adversely affect our reported results of operations or how we conduct our business.
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to the SEC’s new rule, we need to implement the Statement of Financial Accounting Standards No.123R (“SFAS 123R”) “Share Based Payment” starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take a compensation charge equal to that value. The various methods for determining the fair value of stock options are based upon, among other things, the volatility of the underlying stock. The price of our ordinary shares has historically been volatile. Therefore, the adoption of the accounting standard requiring companies to expense stock options could negatively affect our profitability and the trading price of our ordinary shares. Such adoption could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate and Security Market Risk
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of June 30, 2005 we had unrealized losses of $1.8 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.

Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms” in the “Factors that May Impact Future Performance” section. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. We may not be able to do this successfully. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. The effect of foreign exchange rate fluctuation during the quarter ended June 30, 2005 was not material.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005.
     On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation and appointed City of Sterling Heights General Employee’s Retirement System, City of St. Clair Shores Police and Fire Retirement System, and Charter Township of Clinton Police and Fire Retirement System (collectively the “MAPERS Funds Group”) as lead plaintiff. The Company expects the MAPERS Funds Group to file an amended consolidated complaint on September 2, 2005. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time.
     From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our websites.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     On March 24, 2004, we completed the acquisition of all of the outstanding shares of Crillion Corp., a corporation organized under the laws of the British Virgin Islands (“Crillion”) from Darpin Holdings Ltd., Malando Inc., Kalin Enterprises Inc., Top Ace Assets Ltd., Golden Crown Assets Corp., Penligon Enterprises Holdings Corp., Regal Bond Assets Inc., Greenmore Assets Holdings Corp., and Unico Ventures Holdings Ltd. (the “Acquisition”). In connection with the Acquisition, we are obligated to pay contingent consideration which is based on Crillion’s financial performances in 2004 and 2005. The additional consideration related to the achievement of the 2004 performance target was approximately $28.1 million (“2004 Performance Consideration”). On April 8, 2005, we issued an aggregate of 274,684 ordinary shares of SINA, par value $0.133 per share, as part of the 2004 Performance Consideration for the Acquisition. The ordinary shares issued for the Acquisition were issued in a private placement without registration.
     We do not have a stock repurchase program and did not repurchase any of our stock during the quarter ended June 30, 2005.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
(a)	Exhibits.

3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein)

3.2	Amended an Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein)

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
Dated: August 9, 2005
	By:	/s/ Charles Chao

Charles Chao
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein)

3.2	Amended an Restated Memorandum of Association of SINA .com (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein)

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