Form 10-Q
period 2005-09-30
SINA CORP
filed 2005-11-09
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s ordinary shares as of November 4, 2005 was 53,133,687.

SINA CORPORATION

PART I FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SINA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,	December 31,
	2005	2004
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$113,305	$153,768
Short-term investments	175,331	121,867
Accounts receivable, net of allowances for doubtful accounts of $2,239 and $1,754, respectively	32,908	39,942
Short-term deferred tax assets	689	689
Prepaid expenses and other current assets	10,904	10,699

Total current assets	333,137	326,965
Investment in Tidetime Sun	1,151	5,468
Property and equipment, net of accumulated depreciation of $24,558 and $19,446, respectively	22,202	16,152
Equity investments	5,145	4,541
Intangible assets, net of accumulated amortization of $7,307 and $5,151, respectively	10,167	13,218
Goodwill	69,847	61,172
Other assets	3,631	2,909

Total assets	$445,280	$430,425

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,947	$2,052
Accrued liabilities *	34,874	68,384
Income taxes payable	3,460	4,502

Total current liabilities	40,281	74,938

Convertible Debt	100,000	100,000
Other long-term liabilities	1,286	2,142

Total liabilities	141,567	177,080

Commitments and contingencies (Note 14)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 53,131 and 51,359 shares issued and outstanding	7,067	6,834
Additional paid-in capital	280,812	263,912
Ordinary share subject to subsequent issuance	1,098	—
Retained earnings (accumulated deficit)	12,298	(17,058)
Accumulated other comprehensive income (loss):
Unrealized loss on investment in marketable securities	(1,807)	(395)
Cumulative translation adjustments	4,245	52

Total shareholders’ equity	303,713	253,345

Total liabilities and shareholders’ equity	$445,280	$430,425

*	Accrued liabilities as of December 31, 2004 included an additional consideration of $28,087 to Crillion Corporation for its achievement of the 2004 performance target. Such additional consideration was paid in the first six months of 2005.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share amount)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Advertising	$22,968	$18,516	$59,989	$47,146
Non-advertising	26,656	33,989	81,613	95,942

	49,624	52,505	141,602	143,088

Cost of revenues:
Advertising	7,410	7,144	19,845	16,437
Non-advertising	8,670	9,711	25,504	27,241

	16,080	16,855	45,349	43,678

Gross profit	33,544	35,650	96,253	99,410

Operating expenses:
Sales and marketing	15,735	10,646	37,937	26,816
Product development	3,816	3,034	11,038	7,151
General and administrative	4,210	4,065	13,985	11,220
Amortization of intangible assets	602	1,041	2,684	2,451

Total operating expenses	24,363	18,786	65,644	47,638

Income from operations	9,181	16,864	30,609	51,772
Interest and other income, net	1,698	1,296	4,794	3,596
Amortization of convertible debt issuance cost	(172)	(172)	(514)	(514)
Gain on the sale of a business	1,487	—	1,487	—
Loss on investments and investment in Tidetime Sun	(1,458)	(1,675)	(2,740)	(1,616)
Loss on equity investments	(996)	(1,082)	(2,420)	(2,171)

Income before income taxes	9,740	15,231	31,216	51,067
Provision for income taxes	(647)	(728)	(1,860)	(2,504)

Net income	$9,093	$14,503	$29,356	$48,563

Basic net income per share	$0.17	$0.29	$0.56	$0.98

Diluted net income per share	$0.16	$0.25	$0.51	$0.85

Weighted average shares:
Basic	53,099	50,387	52,214	50,043

Diluted	58,774	57,763	58,680	57,995

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

				Ordinary
				Shares	(Accumulated	Accumulated
			Additional	Subject to	Deficit) /	Other	Total
	Ordinary Shares		Paid-in	Subsequent	Retained	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Earnings	Income (loss)	Equity	Income
Balances at December 31, 2004	51,359	$6,834	$263,912	$—	$(17,058)	$(343)	$253,345
Issuance of ordinary shares pursuant to stock plans	1,497	196	5,702	—	—	—	5,898
Business acquisition	275	37	11,198	1,098			12,333
Comprehensive income:
Net income	—	—	—	—	29,356	—	29,356	$29,356
Unrealized loss on investments in marketable securities	—	—	—	—	—	(1,412)	(1,412)	$(1,412)
Currency translation adjustments	—	—	—	—	—	4,193	4,193	4,193

Comprehensive income								$32,137

Balances at September 30, 2005	53,131	$7,067	$280,812	$1,098	$12,298	$2,438	$303,713

				Ordinary
				Shares		Accumulated
			Additional	Subject to		Other	Total
	Ordinary Shares		Paid-in	Subsequent	Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Capital	Issuance	Deficit	Loss	Equity	Income
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Issuance of ordinary shares pursuant to stock plans	1,413	188	9,269	—	—	—	9,457
Business acquisition	372	49	9,835	1,051	—	—	10,935
Comprehensive income:
Net income	—	—	—	—	48,563	—	48,563	$48,563
Unrealized loss on investments in marketable securities	—	—	—	—	—	(421)	(421)	(421)
Currency translation adjustments	—	—	—	—	—	(18)	(18)	(18)

Comprehensive income								$48,124

Balances at September 30, 2004	50,412	$6,708	$255,326	$2,400	$(34,491)	$(1,920)	$228,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$29,356	$48,563
Adjustments to reconcile net income to net cash provided by operating activities:
Allowances for doubtful accounts	441	93
Loss on equity investments	2,420	2,171
Loss on disposal of fixed assets	150	24
Depreciation	6,767	4,128
Amortization of convertible debt issuance cost	514	514
Amortization of intangible assets	2,684	2,451
Gain on sale of business	(1,487)	—
Loss on investments and investment in Tidetime Sun	2,740	1,616
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	7,096	(21,439)
Prepaid expenses and other current assets	1,823	(2,715)
Other assets	(1,222)	24
Accounts payable	(144)	1,324
Income taxes payable	(1,088)	555
Accrued liabilities	(6,148)	7,144

Net cash provided by operating activities	43,902	44,453

Cash flows from investing activities:
Acquisition of property and equipment	(12,593)	(9,678)
Cash paid for business acquisition, net of cash acquired	(26,141)	(27,233)
Equity investments	(3,024)	(1,435)
Deposit for equity investment and business acquisition	(800)	(241)
Purchase of short-term investments	(52,674)	(58,865)
Proceeds from sale of investments in Tidetime Sun	—	295
Proceeds from sale of business, net	1,787	—
Proceeds from sale of equity investments	286	347

Net cash used in investing activities	(93,159)	(96,810)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	5,898	9,456

Net cash provided by financing activities	5,898	9,456

Effect of exchange rate change on cash and cash equivalents	2,896	—

Net decrease in cash and cash equivalents	(40,463)	(42,901)
Cash and cash equivalents at the beginning of the period	153,768	158,148

Cash and cash equivalents at the end of the period	$113,305	$115,247

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2005	2004
Supplemental disclosure of investing activities:
Cash paid for business acquisition*	$(26,141)	$(28,760)
Cash acquired	—	1,527

Cash paid for business acquisition, net	$(26,141)	$(27,233)

Supplemental disclosure of significant noncash activities:
Ordinary shares issued for business acquisition *	$11,235	$9,884

Ordinary shares subject to subsequent issuance for business acquisition	$1,098	$2,400

Non-advertising services exchanged for equity interest in joint venture	$—	$3,430

*	Cash paid ($16,853) and ordinary shares issued ($11,235) for business acquisition during the nine months ended September 30, 2005 were related to the additional consideration paid to Crillion Corporation for its achievement of the 2004 performance target which were accrued as of December 31,2004. Cash paid ($38) was for direct acquisition cost.

*	Cash paid ($8,400) during the nine months ended September 30, 2005 and ordinary shares subject to subsequent issuance ($1,098) for business acquisition were related to the additional consideration to Davidhill Capital Inc. for its achievement of simultaneous online user targets.

*	Cash paid ($850) during the nine months ended September 30, 2005 for business acquisition was related to the additional consideration to Bravado Investments Limited.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     SINA Corporation (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and auctions). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.
2. Summary of Significant Accounting Policies
     Principles of consolidation and basis of presentation
     The accompanying interim condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of shareholders’ equity and comprehensive income and condensed consolidated statements of cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheet as of December 31, 2004 is derived from the December 31, 2004 audited financial statements. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.
     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted FASB Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51. FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of September 30, 2005, the total amount of interest-free loans to these PRC employees was $9.5 million. The aggregate accumulated losses of all VIEs were approximately $3.2 million and have been included in the condensed consolidated financial statements.
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
     Goodwill and intangible assets, net
     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”)”, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.
     The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities, are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.
     Revenue recognition
     Advertising
     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on its websites in exchange for a fixed payment over the contract period. Advertising revenues from sponsorship are recognized ratably over the contract period. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on the Company’s websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied.
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
     Due to the time lag between when the services are rendered and when the mobile operator billing statements are received, MVAS revenues are estimated based on our internal records of billings and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. The confirmation rate applied to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six-months’ historical rates available, provided that the Company has obtained confirmation rates for six months. If the Company has not yet received confirmation rates for six months, revenues would be deferred until billing statements are received from the mobile operators. Historically, there have been no significant true up adjustments to the revenue estimates.
     Historically, due to the time lag of receiving billing statements from mobile operators and the lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. Such policy has been applied on a consistent basis and does not apply to MVAS revenues from acquired entities Memestar Limited and Crillion Corporation. For the three and nine months ended September 30, 2005, the Company recorded MVAS revenues in the amount of $24.1 million and $73.3 million, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS for these periods would have been $23.4 million and $71.7 million, respectively.
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
     Stock-based compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as amended by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.
     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS 123, the Company’s net income per share would have been adjusted to the pro forma amounts as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited, in thousands)
Net income:

As reported	$9,093	$14,503	$29,356	$48,563
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	—	(56)	(73)	(122)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,938)	(2,142)	(7,969)	(7,471)

Pro forma	$6,155	$12,305	$21,314	$40,970

Basic net income per share:
As reported	$0.17	$0.29	$0.56	$0.98

Pro forma	$0.12	$0.24	$0.41	$0.82

Diluted net income per share:
As reported	$0.16	$0.25	$0.51	$0.85

Pro forma	$0.11	$0.22	$0.37	$0.72

     The Company calculated the fair value of each option grant on the date of grant using the Black-Scholes pricing method with the following assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Risk-free interest rate	4.09%	1.92% - 3.32%	2.93% - 4.09%	1.19% - 3.32%
Expected life (in years)	2	1 - 4	1 - 4	1 - 4
Expected dividend yield	—	—	—	—
Volatility	61%	90%	61% - 87%	90% - 91%
     Advertising expenses
     Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred. The nature of the Company’s direct advertising activities is such that they are intended to acquire subscribers for subscription-based and usage-based SMS. The Company considered Statement of Position 93-7 – “Reporting on Advertising Costs” (“SOP 93-7”) issued by the American Institute of Certified Public Accountants (“AICPA”) and concluded that the criteria specified for capitalizing the costs of direct response advertising for subscription-based SMS were not met.
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
     Recent accounting pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS 123 and supersedes APB No. 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. The Company is now required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the “Stock-based compensation” section above for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and September 30, 2004, as if the Company had used a fair-value-based method, similar to the methods required under SFAS 123R, to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, the Company is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on the Company’s consolidated statements of operations and net income per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company in the first quarter of fiscal year 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

3. Short-Term Investments
     The investments in marketable debt securities are classified as available for sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments. The aggregate fair value of marketable debt securities is summarized as follows:

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
Time deposits	$84,067	$1,329
Marketable debt securities due within one year	46,762	56,473
Marketable debt securities due after one year through five years	44,502	64,065

	$175,331	$121,867

     During the three and nine months ended September 30, 2005, the Company recorded an unrealized loss of $31,000 and an unrealized gain of $109,000, respectively, and recorded an unrealized gain of $1.7 million and an unrealized loss of $0.4 million, in the same periods of 2004, respectively, on its marketable debt securities as a component of comprehensive income.
4. Investment in Tidetime Sun
     Investment in Tidetime Sun, previously called Sun Media Group, was accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and was classified as available for sale and reported at fair value with unrealized gains (losses), if any, recorded as a component of comprehensive income (loss) included in shareholder’s equity. The fair value of this investment as of September 30, 2005 was $1.1 million as compared to its cost basis of $2.6 million. The Company considered the decline in the fair value of this investment to be other-than-temporary and recorded an impairment loss of approximately $1.5 million. At November 4, 2005, the fair value of this investment was approximately $0.9 million. The Company will continue to monitor the investment, and if there is a decline in fair value that is deemed to be other-than-temporary, the Company may have to recognize additional impairment charges in future periods.
5. Equity Investments
     Equity investments, comprised of investments primarily in joint ventures, were accounted for using the equity method of accounting. As of September 30, 2005, the carrying value of equity investments of $5.1 million mainly comprise investments in the following: i) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA”) in the PRC with NC Soft, a Korean online game company and ii) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. The following summarizes the Company’s equity investments as of September 30, 2005:

	Shanghai NC-SINA	COAL	Others	Total
Balances at December 31, 2004 (audited)	$$1,384	$1,932	$1,225	$4,541
Additional investment	—	1,749	1,275	3,024
Gain (loss) on equity investments	146	(2,187)	(188)	(2,229)
Amortization expenses of intangible assets	—	—	(191)	(191)

Balances at September 30, 2005	$1,530	$1,494	$2,121	$5,145

     In August 2005, Yahoo! announced its investment in Alibaba.com, a Chinese company. As part of its investment, Yahoo! intends to transfer its shares in COAL (a.k.a. 1Pai.com) to Alibaba.com. The Company owns 33% of the joint venture in COAL. It is in negotiations with Yahoo! and Alibaba.com as to the settlement of its investment in the joint venture. As of November 4, 2005, no agreement has been reached.

6. Sale of Bravado
     The Company completed the sale of Bravado Investments Limited (a.k.a. Fortune Trip), an online travel business, during the three months ended September 30, 2005. The sale price was approximately $3.8 million less certain liabilities that the buyer agreed to assume. As a result of this transaction, the Company recognized a gain of $1.5 million during the three months ended September 30, 2005 and is entitled to an additional gain of approximately $0.6 million within the next 18 months, assuming certain conditions are satisfied.
7. Goodwill and Intangible Assets
     The following table summarizes goodwill from the Company’s acquisitions:

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
Davidhill Capital Inc. (“Davidhill”)	$13,772	$4,273
Crillion Corporation (“Crillion”)	37,984	37,984
Bravado Investments Limited (“Bravado”)*	—	824
Memestar Limited (“Memestar”)	18,091	18,091

Total goodwill	$69,847	$61,172

The following table summarizes the intangible assets acquired from Davidhill, Crillion, Bravado and Memestar:

	September 30,	December 31,
	2005	2004
	(unaudited)	(audited)
	(In thousands)
(i) Davidhill:
Non-Compete agreements	$480	$480
Technology	10,300	10,300

	10,780	10,780
Less: Accumulated amortization	(1,554)	(622)

Net	9,226	10,158

(ii) Crillion:
Non-Compete agreements	1,891	1,891
Customer list	2,494	2,494
Content provision contracts	81	81

	4,466	4,466
Less: Accumulated amortization	(3,525)	(1,960)

Net	941	2,506

(iii) Bravado:*
Non-Compete agreements	—	121
Hotel reservation contracts	—	774

	—	895
Less: Accumulated amortization	—	(341)

Net	—	554

(iv) Memestar
Non-Compete agreements	1,256	1,256
Customer lists	972	972

	2,228	2,228
Less: Accumulated amortization	(2,228)	(2,228)

Net	—	—

Total intangible assets, net	$10,167	$13,218

*	During the three months ended September 30, 2005, the Company completed the sale of Bravado and exited the online travel business (see Note 6).

     Amortization expense related to intangible assets was $0.6 million and $2.7 million in the three and nine months ended September 30, 2005, respectively, and $1.0 million and $2.5 million in the three and nine months ended September 30, 2004, respectively. As of September 30, 2005, estimated amortization expenses in future periods are expected to be as follows:

Amortization
Fiscal year	expenses
(In thousands)
Remainder of 2005	$476
2006	1,820
2007	1,176
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$10,167

8. Related Party Transactions
     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s website. The contract terms are at rates and terms that are comparable with those entered into with independent third parties. Revenues derived from the advertising arrangements with Shanghai NC-SINA were approximately $17,000 and $0.5 million for the three and nine months ended September 30, 2005, respectively. The Company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of September 30, 2005, the balance for such customer advances was $2.2 million.
     As part of the joint venture arrangement with COAL, the Company agreed to divert a certain number of users to COAL’s auction site in exchange for an equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement are recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Non-advertising revenue from this arrangement were $0.2 million and $0.9 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2005, deferred revenue from COAL was $2.1 million, $1.3 million of which related to long-term liabilities.
9. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions, including the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future and therefore the Company has not recorded income tax provisions or benefits for these locations as of September 30, 2005. The Company generated substantially all of its net income from its PRC operations for the three and nine months ended September 30, 2005 and 2004, and has recorded income tax provisions for the periods as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except percentage)
Loss subject to non PRC operations	$(1,217)	$(4,062)	$(7,318)	$(6,480)
Income subject to the PRC operations	10,957	19,293	38,534	57,547

Income before taxes	$9,740	$15,231	$31,216	$51,067

Income tax expenses subject to the PRC operations	$647	728	1,860	2,504
Effective tax rate for the PRC operations	6%	4%	5%	4%

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
     The provision for income taxes for the three and nine months ended September 30, 2005 and 2004 differs from the amounts computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The effective tax rate for the PRC operations for the three months ended September 30, 2005 was higher than the same period of the prior year primarily due to higher non-deductible marketing expenses in the current quarter.
10. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except per share amounts)
Numerator:
Net income	$9,093	$14,503	$29,356	$48,563
Amortization of convertible debt issuance cost	172	172	514	514

Net income used in computing diluted net income per share	$9,265	$14,675	$29,870	$49,077

Denominator:
Weighted average ordinary shares used in computing basic net income per share	53,099	50,387	52,214	50,043

Weighted average ordinary share equivalents:
Stock options	1,798	3,499	2,589	4,075
Convertible debt	3,877	3,877	3,877	3,877

	5,675	7,376	6,466	7,952

Shares used in computing diluted net income per share	58,774	57,763	58,680	57,995

Basic net income per share	$0.17	$0.29	$0.56	$0.98

Diluted net income per share	$0.16	$0.25	$0.51	$0.85

11. Segment Information
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
     The following is a summary of revenues and cost of revenues by segments:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
	(Unaudited, in thousands, except percentages)
Revenues:
Advertising	$22,968	$18,516	$59,989	$47,146
MVAS	24,134	31,290	73,267	88,207
Other	2,522	2,699	8,346	7,735

	$49,624	$52,505	$141,602	$143,088

Cost of revenues:
Advertising	$7,410	$7,144	$19,845	$16,437
MVAS	8,279	9,389	24,323	26,463
Other	391	322	1,181	778

	$16,080	$16,855	$45,349	$43,678

Gross profit margins:
Advertising	68%	61%	67%	65%
MVAS	66%	70%	67%	70%
Other	84%	88%	86%	90%
Overall	68%	68%	68%	69%
     The following is a summary of the Company operations by geography:

	PRC	U.S.	Hong Kong	Taiwan	Total
		(Unaudited, in thousands)
Three months ended and as of September 30, 2005:
Revenue	$48,445	$508	$546	$125	$49,624
Long-lived assets	21,756	121	179	146	22,202
Three months ended and as of September 30, 2004:
Revenues	$51,310	$577	$397	$221	$52,505
Long-lived assets	13,879	48	119	493	14,539
Nine months ended and as of September 30, 2005:
Revenue	$138,290	$1,556	$1,353	$403	$141,602
Long-lived assets	21,756	121	179	146	22,202
Nine months ended and as of September 30, 2004:
Revenues	$139,274	$1,707	$1,333	$774	$143,088
Long-lived assets	13,879	48	119	493	14,539

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
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of September 30, 2005 and December 31, 2004, respectively, approximately 97% and 98% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and nine months ended September 30, 2005 and 2004. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of September 30, 2005 and December 31, 2004. For its MVAS operations in the PRC, the Company mainly contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 48% and 51% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively, and 60% and 62% of the Company’s net revenues for the three and nine months ended September 30, 2004, respectively. SMS revenue accounted for 35% and 38% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively, and 46% and 52% of the Company’s net revenues for the three and nine months ended September 30, 2004, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write-off of bad debts.
     The following table summarizes operator(s) with 10% or more of the Company’s total net revenues and accounts receivable:

	% of total net revenues
Operator(s)	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
China Mobile and its subsidiaries	46%	52%	46%	54%

	% of total accounts receivable, net
Operator(s)	As of September 30, 2005	As of December 31, 2004
China Mobile and its subsidiaries	34%	47%
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
     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2004, the Company is subject to a maximum appropriation of $4.8 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 9 — “Income Taxes” to the Condensed Consolidated Financial Statements.

     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. The functional currency for the subsidiaries and VIEs in China is in Chinese renminbi, whereas the Company’s reporting currency is U.S. dollars. As of September 30, 2005, the Company’s cash, cash equivalents and short-term investment balance denominated in Chinese renminbi was approximately $172.9 million, which accounted for approximately 60% of its total cash, cash equivalents and short-term investment balance. As of September 30, 2005, the Company’s accounts receivable balance denominated in Chinese renminbi was approximately $31.9 million, which accounted for approximately 97% of its total accounts receivable balance. Also as of September 30, 2005, the Company’s liabilities balance denominated in Chinese renminbi was approximately $35.6 million, which accounted for approximately 25% of its total liabilities balance. Accordingly, exchange rate fluctuations in Chinese renminbi may impact comprehensive income and equity. For example, the value of Chinese renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of Chinese renminbi to the U.S. dollars had generally been stable and Chinese renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuations of Chinese renminbi against the U.S. dollar.
     Moreover, the Chinese government imposes controls on the convertibility of Chinese renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency. In accordance with Securities and Exchange Commission Regulation S-X Rule 210.4-08 (e) (3), “General Notes to Financial Statements,” the Company performed tests on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2004, which is the most recently completed fiscal year.
13. Convertible Debt
     As of September 30, 2005, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares upon satisfaction of certain conditions at an initial conversion price of $25.79 per share, subject to adjustments for certain events. One of the conditions for conversion of the Notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are as follows: i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the three months ended September 30, 2005, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the Notes are not convertible into SINA ordinary shares during the three months ending December 31, 2005.
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

14. Commitments and Contingencies
     The following table sets forth the contractual commitments and obligations of the Company as of September 30, 2005:

	Payments due by period
		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
		( Unaudited, in thousands)
Contractual obligations:
Long-term debt obligations	$100,000	$—	$100,000	$—	$—
Operating lease obligations	3,655	1,327	2,328	—	—
Purchase obligations	33,011	29,511	3,366	47	87
Other long-term liabilities	1,286	—	1,286	—	—

Total contractual obligations	$137,952	$30,838	$106,980	$47	$87

     Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. Please see Note 13 “Convertible debt” to the Condensed Consolidated Financial Statements for further information.
     Operating lease obligations include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2007. Rental expenses were $0.9 million and $2.9 million for the three and nine months ended September 30, 2005, respectively, and were $0.9 million and $2.1 million for the three and nine months ended September 30, 2004, respectively. During the three months ended September 30, 2005, the Company prepaid approximately $2.4 million in rental payments for its premises in Beijing. Based on the current rental lease agreements, future minimum rental payments required as of September 30, 2005 are $3.7 million, or $0.3 million, $1.5 million and $1.9 million for the three months ending December 31, 2005 and each of the succeeding two years ending December 31, 2006 and 2007, respectively. A majority of the commitment is from the Company’s office lease agreements in the PRC.
     Purchase obligations mainly include the commitments for Internet connection fees associated with websites production, content fees associated with websites production and MVAS, advertising serving services and marketing activities.
     In addition to the above contractual obligations, the Company is also obligated to pay contingent consideration on its acquisition of Crillion in addition to the initial consideration with respect to such acquisition. The contingent consideration of the Crillion acquisition is based on Crillion’s financial performances in 2005. The contingent consideration would roughly be 1.5 to 2.0 times 2005 earnings, provided that Crillion’s pretax net income for 2005 is at least $13.3 million. The total consideration is subject to a cap of $125.0 million and will be paid 60% in cash and 40% in SINA ordinary shares.
     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005. On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation and appointed City of Sterling Heights General Employee’s Retirement System, City of St. Clair Shores Police and Fire Retirement System, and Charter Township of Clinton Police and Fire Retirement System (collectively the “MAPERS Funds Group”) as lead plaintiff. The MAPERS Funds Group filed an amended consolidated complaint on September 9, 2005. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time. From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our websites.

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
Overview
     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting China, Hong Kong and Taiwan (“Greater China”) and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping and auctions). Together they provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services. Advertising and MVAS are currently the major sources of our revenues, and we expect this trend to continue in the near future periods.
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
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
     Revenue recognition
     Advertising. Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of our websites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on our websites in exchange for a fixed payment over the contract period. Advertising revenues from sponsorship are recognized ratably over the contract period. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on our websites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value, if possible, for revenue recognition purposes. We recognize revenue on the elements delivered and defer the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. Significant judgment may be required to determine how the consideration of an arrangement should be allocated among potential multiple elements. Changes in judgments on the assumptions and estimates could materially impact the timing or amount of revenue recognition.

     MVAS. We mainly contract with third-party mobile operators for billing and transmission services related to the MVAS transmitted to our users. In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent” (“EITF 99-19”), revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users is recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. During the three and nine months ended September 30, 2005, respectively, 89% and 90% of our MVAS revenues were recorded on a gross basis. The determination of whether the Company is the primary obligor for a particular type of service is subjective in nature and is based on an evaluation of the terms of the arrangement. If the terms of the arrangement with mobile operators were to change and cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have a significant impact on our gross margin.
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
     Purchase price allocation
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
     Goodwill and other intangible assets
     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of our acquisitions of interests in its subsidiaries and variable interest entities. Under SFAS 142, goodwill is no longer amortized, but tested for impairment upon first adoption and annually thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired.
     In accordance with SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets” (“SFAS 144”). Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. We review the amortization methods and the estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset calculated using a discounted future cash flow analysis. We use estimates and judgments in our impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different.
     Advertising expenses
     Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. We expense all advertising costs as incurred. The nature of our direct advertising activities is such that they are intended to acquire subscribers for subscription-based and usage-based SMS. We considered Statement of Position 93-7 – “Reporting on Advertising Costs” (“SOP 93-7”) issued by the American Institute of Certified Public Accountants (“AICPA”) and concluded that the criteria specified for capitalizing the costs of direct response advertising for subscription-based SMS were not met.
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
     Foreign currency
     Our reporting currency is the U.S. dollar and our operations in China, Hong Kong and Taiwan use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in interest and other income, net. During the quarter ended September 30, 2005, the foreign currency translation adjustments to our comprehensive income were $4.2 million and the currency translation loss was approximately $97,000, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar. Historically, the Chinese renminbi was pegged to the U.S. dollar. On July 21, 2005, the Chinese government changed its policy to allow the renminbi to fluctuate within a narrow and managed band against a basket of certain foreign currencies.
Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which replaces SFAS No. 123, ‘‘Accounting for Stock-Based Compensation’’ (‘‘SFAS 123’’) and supersedes APB Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005. In April 2005, the Securities and Exchange Commission announced that the accounting provisions of SFAS 123R are effective at the beginning of a company’s next fiscal year that begins after June 15, 2005. We are now required to adopt SFAS 123R in the first quarter of fiscal year 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See the “Stock-based compensation” section under Note 2 to our Condensed Consolidated Financial Statements for the pro forma net income and net income per share amounts for the three and nine months ended September 30, 2005 and September 30, 2004, respectively, as if we had used a fair-value-based method similar to the methods required under SFAS 123R, to measure compensation expense for employee stock incentive awards. Although we have not yet determined the transition method or whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of operations and net income per share.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal year 2006. We are currently evaluating the effect that the adoption of SFAS 154 will have on our consolidated results of operations and financial condition but do not expect it to have a material impact.

Results of Operations
Three and nine months ended September 30, 2005 and 2004
Net revenues

	Three months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of Change
Net Revenues
Advertising	$22,968	46%	$18,516	35%	24%

Non-advertising
Mobile value-added services	24,134	49%	31,290	60%	-23%
Other	2,522	5%	2,699	5%	-7%

Subtotal	26,656	54%	33,989	65%	-22%

Total net revenues	$49,624	100%	$52,505	100%	-5%

	Nine months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of Change
Net Revenues
Advertising	$59,989	42%	$47,146	33%	27%

Non-advertising
Mobile value-added services	73,267	52%	88,207	62%	-17%
Other	8,346	6%	7,735	5%	8%

Subtotal	81,613	58%	95,942	67%	-15%

Total net revenues	$141,602	100%	$143,088	100%	-1%

     During the three and nine months ended September 30, 2005, total net revenues decreased by $2.9 million, or 5%, and $1.5 million, or 1%, respectively, compared to the same periods of 2004. Advertising revenues in absolute amount and as a percentage of total net revenues grew while MVAS revenues declined.
     Advertising. Advertising revenues grew in the third quarter year over year and nine-months year over year primarily due to increase in the number of advertisers and higher average spending by advertisers. Total number of advertiser was 571 in the third quarter, compared to 515 in the prior quarter and 547 in the third quarter of prior year. Average spending per advertiser was $40,000 in the third quarter, compared to $39,600 in the second quarter and $33,900 in the third quarter of prior year.
     During the three and nine months ended September 30, 2005, China accounted for 96% and 95% of our total advertising revenues, respectively, compared to 95% and 94%, respectively, in the same periods of 2004. Increase in advertising revenues in the third quarter of 2005 year over year was noted primarily in the real estate, education, fast moving consumer goods (“FMCG”) and automobile industries, while sequential growth came primarily from IT and real estate industries. Average spending per advertising customer in the PRC grew from $46,000 and $67,000 in the three and nine months ended September 30, 2004, respectively, to $54,000 and $84,000 for the three and nine months ended September 30, 2005, respectively. Our top ten customers in aggregate generated 15% and 13% of our advertising revenues in the PRC during the three and nine months ended September 30, 2005, respectively, compared to 21% and 20% in the same periods of 2004, respectively.
     MVAS. MVAS revenues consist of revenues from short messaging service (“SMS”), ring back tone (“RBT”) and 2.5G products such as multimedia messaging service (“MMS”), wireless application protocol (“WAP”), as well as interactive voice response system (“IVR”). Declines in MVAS revenues for the third quarter year over year and for nine-months year over year were primarily attributed to the decline in SMS revenues.

	Three months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of MVAS		% of MVAS
		revenues		revenues	% of Change
SMS	$17,445	72%	$24,320	78%	-28%
2.5G products and others	3,510	15%	4,291	14%	-18%
RBT	1,295	5%	921	3%	41%
IVR	1,884	8%	1,758	5%	7%

Total MVAS revenues	$24,134	100%	$31,290	100%	-23%

	Nine months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of MVAS		% of MVAS
		revenues		revenues	% of Change
SMS	$53,340	73%	$74,447	84%	-28%
2.5G products and others	10,921	15%	8,276	10%	32%
RBT	3,634	5%	1,046	1%	247%
IVR	5,372	7%	4,438	5%	21%

Total MVAS revenues	$73,267	100%	$88,207	100%	-17%

     SMS is the largest component of our MVAS revenues. Our SMS products are offered on a monthly subscription basis and usage basis. Usage-based SMS revenue accounted for approximately 6% and 17% of our SMS revenue in the three and nine months ended September 30, 2005, respectively. These compared to approximately 22% and 23%, respectively, of our SMS revenue in both the same periods of 2004. Sequential decrease in usage-based SMS revenues from the prior quarter was primarily caused by the ban on the advertising of fortune-telling related SMS via direct radio and television. In late January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS relating to “fortune-telling” from airing on radio and television stations, effective in February 2005. Such prohibition has negatively affected our revenues. This notice reflects the difficulty of determining or predicting the manner in which content might be restricted or prohibited under evolving regulations that are in many cases vague and subjective. SMS revenue generated via direct radio and television advertising fell sequentially by approximately $5.7 million in the first quarter of 2005 and further fell by approximately $4.3 million in the second quarter of 2005. In late June 2005, we started a new wave of television campaigns for our newly developed SMS products, which are offered on a monthly subscription basis. We are depending on the continuing increase of these new products promoted primarily through television commercials to grow our SMS revenues in the near future. However, there is no guarantee that such new products will receive market acceptance or that such products will not be prohibited by future rules and regulations.
     The year-over-year decline in SMS revenue was also caused by other changes in the regulatory environment of the PRC and the policies of the mobile operators, including the transition onto new billing platforms by China Mobile Communication Corporation (“China Mobile”), and increased market competition. During 2004, mobile operators started transitioning SMS providers to a new billing platform. As of March 2005, almost all significant provincial subsidiaries of China Mobile have been moved onto the new billing platform for SMS. These new billing platforms have resulted in added operational controls and procedures in areas such as customer subscription and customer billing. As a result, recruitment of new users is more difficult, and our fee collection rates have declined.
     Third quarter 2005 revenues from 2.5G products and others, including MMS, WAP and Kjava were approximately $3.5 million, a decrease of 18% from the prior year, primarily due to the decline in MMS. Starting in January 2005, China Mobile stopped its “MMS Album” service. MMS Album allows users to receive their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones if their mobile phones do not support MMS. With the termination of such service, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones. In addition, China Mobile began migrating MMS onto new billing platforms in the first quarter of 2005.

As is the case with SMS, MMS’s migration onto new billing platforms has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased failure rate for fee collection from our users. Our MMS revenue in the third quarter of 2005 was $1.3 million, a decline of 37% from the prior quarter, and a decline of 57% from the third quarter of the prior year. As of September 30, 2005, all significant provincial subsidiaries of China Mobile, with whom we have arrangements to offer MMS services, have migrated to the new billing platforms, but we were not able to estimate the full impact of this migration.
     Revenues from other 2.5G products, including WAP and Kjava, were $2.2 million in the third quarter of 2005, an 36% increase quarter over quarter and 66% increase year over year. For the first nine months of 2005, revenues from other 2.5G products in aggregate grew to $5.4 million from $3.4 million in the same period of the prior year. China Mobile has begun implementing a policy to disallow billing to WAP end users who have been inactive for four months or more. This policy change could negatively impact our WAP revenues.
     Revenue from RBT was $1.3 million in the third quarter of 2005, a decline of 4% from the prior quarter and an increase of 41% from the same period in prior year.
     Revenue from IVR was $1.9 million in the third quarter of 2005, a decrease of 4% from the prior quarter and an increase of 7% from the prior year. IVR revenue for the nine months ended September 30, 2005 increased by $0.9 million to $5.4 million from the same period last year. Our IVR service was temporarily suspended by China Mobile during the third quarter of 2004 due to the violation of certain operating procedures and was resumed in October 2004. The mobile operators could again decide to enforce operating standards that are often vague and subjective, resulting in a negative impact to our IVR revenue.
     For the three and nine months ended September 30, 2005, 89% and 90% of our MVAS revenues, respectively, were recorded on a gross basis. In accordance with EITF 99-19, revenues are recorded on a gross basis when we are considered the primary obligor to the MVAS users. Under the gross method, the amount billed to MVAS users are recognized as revenues and the fees charged or retained by the third party mobile operators are recognized as cost of revenues. Revenues on MVAS where we are not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third party mobile operators. If we were to enter into new arrangements with mobile operators, or if mobile operators were to request that we change the existing arrangements that would cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our MVAS revenues, but should not have significant impact on our gross margin.
     Other non-advertising revenues. Other non-advertising revenues include enterprise services such as paid search and directory listings, fee-based services such as virtual ISP and paid email services, and e-commerce. Revenues from paid search and directory listings in aggregate were $1.6 million and $4.5 million for the three and nine months ended September 30, 2005, respectively, compared to $1.3 million and $4.0 million for same periods last year, respectively. These revenues accounted for approximately 50% to 60% of our other non-advertising revenues in the periods presented.
Cost of revenues

	Three months ended September 30,
	2005	2004
	(Unaudited, in thousands, except percentages)
			% of change
Cost of revenues:
Advertising	$7,410	$7,144	4%

Non-advertising
Mobile value-added services	8,279	9,389	-12%
Other	391	322	21%

Subtotal	8,670	9,711	-11%

Total cost of revenues	$16,080	$16,855	-5%

	Nine months ended September 30,
	2005	2004
	(Unaudited, in thousands, except percentages)
			% of change
Cost of revenues:
Advertising	$19,845	$16,437	21%

Non-advertising
Mobile value-added services	24,323	26,463	-8%
Other	1,181	778	52%

Subtotal	25,504	27,241	-6%

Total cost of revenues	$45,349	$43,678	4%

     Total cost of revenues in the third quarter of 2005 decreased by 5% from the prior year primarily due to the decrease in cost of revenues from MVAS, which was partially offset by the increase in cost of revenues from advertising. Total cost of revenues for the first nine months ended September 30, 2005 increased year over year due to the increase in cost of revenues from advertising, which is partially offset by a decrease in the cost of revenues from MVAS.
     Advertising. Cost of advertising revenues consists mainly of expenses associated with the production of our websites, which include fees paid to third parties for Internet connection, content and services, personnel related costs and related equipment depreciation expenses. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes levied on advertising sales are approximately 8.5% of the advertising revenues. The content fee for the third quarter of 2004 included a $1.1 million payment to an exclusive Olympics content partner and $0.1 million for some other one-time content purchases relating to Olympics coverage. Excluding the Olympics event, cost of revenues from advertising increased 25% and 30%, respectively, compared to the three and nine months ended September 30, 2004. The increase was primarily due to the increase in website production costs, including an increase in web production personnel, content fees, Internet connection costs and business taxes. These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth.
     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to: 1) third party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, 2) fees or royalties paid to third-party content providers for services and content associated with our MVAS and 3) costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% of mobile related revenues and at 5% for other non-advertising revenues. The year over year decrease of the cost of non-advertising revenues was mainly due to MVAS-related expenses, including the decrease in fees paid to mobile operators and third-party mobile content providers. Fees retained by or paid to mobile operators were $6.0 million (25% of MVAS revenues) and $6.8 million (22% of MVAS revenues) in the third quarter of 2005 and 2004, respectively, and $18.1 million (25% of MVAS revenues) and $19.4 million (22% of MVAS revenues) in the nine months ended September 30, 2005 and 2004, respectively. The increases in mobile operator fees as a percentage of MVAS revenues for the three months and nine months ended September 30, 2005 were primarily due to higher transmission costs related to monthly subscription SMS. Fees paid to third-party content providers were $1.5 million (6% of MVAS revenues) and $1.8 million (6% of MVAS revenues) for the third quarter of 2005 and 2004, respectively, and $4.3 million (6% of MVAS revenues) and $4.9 million (6% of MVAS revenues) for the nine months ended September 30, 2005 and 2004, respectively.
     During the first quarter of 2005, our cooperation arrangements with certain provincial subsidiaries of China Unicom Co. Ltd. (“China Unicom”) were renewed. Under the renewed arrangements, effective April 1, 2005, the service fee they charge has been revised to a flat rate of 20% of the fees we charged to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 - 40%, depending on the period and arrangement, but typically around 12%. This change from China Unicom did not have a material impact on our MVAS revenue and gross margin in the third quarter of 2005. In July 2005, China Mobile introduced a three-tier scheme to revenue sharing on new arrangements, the effective date of which is currently unknown. Under the new scheme, China Mobile will continue to charge 15% for only using its billing services, 30% for using its billing and customer support services and 50% for using its billing, customer support and marketing services. Since certain details from the new three-tier scheme were not yet clear, we were unable to determine if such changes will have significant negative impact to our operations and if the impact would be on revenues, cost of revenues or operating expenses. Such determination would be contingent on factors such as which MVAS will be impacted by the new scheme, whether we can still be considered the primary obligor if customer services and/or marketing activities are performed by China Mobile and whether the additional costs for services provided by China Mobile can be considered our operating expenses. However, it is clear that if we choose to or are required to use China Mobile’s customer service or marketing service under the new scheme, our operating margin for MVAS will be negatively impacted. We are unable to quantify such impact at this point. In the future, China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact to our results of operation.

Gross profit margins

	Three months ended September 30,
	2005	2004
	(Unaudited, percentages)
			change
Gross profit margins:
Advertising	68%	61%	7%

Non-advertising
Mobile value-added services	66%	70%	-4%
Other	84%	88%	-4%
Subtotal	67%	71%	-4%
Overall	68%	68%	—

	Nine months ended September 30,
	2005	2004
	(Unaudited, percentages)
			change
Gross profit margins:
Advertising	67%	65%	2%

Non-advertising
Mobile value-added services	67%	70%	-3%
Other	86%	90%	-4%
Subtotal	69%	72%	-3%
Overall	68%	69%	-1%
     Overall gross profit margin for the three and nine months ended September 30, 2005 remained flat and declined 1%, respectively, from the same periods of 2004.
     Advertising. The content fee for the third quarter of 2004 included a $1.1 million payment to an exclusive Olympics content partner and $0.1 million for some other one-time content purchases relating to Olympics coverage. Excluding these one-time content purchases, gross profit margin for advertising revenues would have been 67% and 68%, respectively, for the three and nine months ended September 30, 2004, compared to 68% and 67% for the same periods 0f 2005, respectively. We may have to continue increasing our investments in these areas to maintain or increase our competitiveness.
     Non-advertising. The year over year decline in non-advertising gross profit margin was primarily due to the decrease in MVAS revenues and an increase in fees to mobile operators.
Operating expenses

	Three months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of Change
Sales and marketing expenses	$15,735	32%	$10,646	20%	48%
Product development expenses	$3,816	8%	$3,034	6%	26%
General and administrative expenses	$4,210	8%	$4,065	8%	4%

	Nine months ended September 30,
	2005		2004
	(Unaudited, in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of Change
Sales and marketing expenses	$37,937	27%	$26,816	19%	41%
Product development expenses	$11,038	8%	$7,151	5%	54%
General and administrative expenses	$13,985	10%	$11,220	8%	25%

     Sales and marketing expenses. Sales and marketing expenses consist primarily of advertising and promotional expenditures, compensation expenses, sales commissions and travel expenses. The year over year increases for the three and nine months ended September 30, 2005 were primarily due to higher promotional expenditures from the MVAS business and higher sales commissions from the advertising business. Marketing expenses for MVAS products were $8.2 million and $15.8 million for the three and nine months ended September 30, 2005, respectively, compared to $3.5 million and $6.9 million for the three and nine months ended September 30, 2004, respectively. During the quarter ended September 30, 2005, we incurred significantly higher advertising expenses than prior periods on television and radio to acquire monthly subscribers for our subscription-based SMS products. Total direct advertising expenses relating to subscription-based SMS products amounted to $6.7 million and accounted for 43% of the sales and marketing expenses for the quarter. During the quarter ended September 30, 2004, approximately $1.0 million of marketing expenses related to the Olympics.
     As a result of factors such as the ban on promoting certain SMS products via direct advertising on radio and television, uncertainty of marketing new SMS products via direct advertising on radio and television and the potential introduction of new MVAS business models with mobile operators (as discussed above) as well as other factors discussed in “Factors that May Impact Future Performance,” historical sales and marketing expense trends may not be indicative of future results.
     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our websites as well as costs associated with new product development such as email, search, instant messaging, casual games and new MVAS products. The year over year increases for the three and nine months ended September 30, 2005 were primarily due to an increase in headcount and investments in new products, especially in email, casual games, instant messaging and search engine. We expect that our product development expenses will continue to increase in absolute dollar amounts in the near future.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees related to professional services and provision for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our variable interest entities (“VIEs”) in the PRC to our subsidiaries. Expenses paid for transferring economic benefits generated from our VIEs in China to our subsidiaries were approximately $1.3 million and $3.6 million for the three and nine months ended September 30, 2005, respectively, and $1.2 million and $3.8 million for the three and nine months ended September 30, 2004, respectively. The year over year increases for the three months and nine months ended September 30, 2005, were mainly due to an increase in compensation for personnel, provisions for doubtful accounts and fees for professional services. During the three and nine months ended September 30, 2005, we incurred approximately $0.2 million and $1.4 million of professional fees, respectively, in relation to our adoption of a shareholder rights plan, announced on February 22, 2005, and related merger and acquisition activities. In addition, we also incurred approximately $0.2 million related to the consolidation of our facilities in Beijing, primarily related to a one-time charge for old lease commitments in the first quarter of 2005. We expect our general and administrative expenses will continue to increase in absolute dollar amount in the near future, but we do not expect these expenses as a percentage of total net revenues to vary significantly in the near future.
Amortization of intangible assets
     The following table summarizes the amortization expenses of intangible assets for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
		(Unaudited, in thousands)
Amortization expenses:
Davidhill	$311	$311	$933	$311
Crillion	291	637	1,565	1,322
Bravado	—	93	186	248
Memestar	—	—	—	570

Total amortization expenses	$602	$1,041	$2,684	$2,451

     Compared to the prior year, amortization expenses decreased in the third quarter of 2005 primarily due to the completed amortization of the customer list from the acquisition of Crillion, while the increase in the first nine months of 2005 was primarily due to the additions of intangible assets from the acquisition of Davidhill in the third quarter of 2004, offset by the completed amortization of intangible assets from the Memestar acquisition. As of September 30, 2005, the net carrying amount of our intangible assets mainly includes technology, content provision contracts and non-competition arrangements. These intangible assets are amortized over their respective useful lives. Based on the current amount of intangible assets subject to amortization, the estimated amortization expense for the three months ending December 31, 2005 is $0.5 million and each of the succeeding four years ending December 31, 2006, 2007, 2008 and 2009 is $1.8 million, $1.2 million, $1.0 million and $1.0 million, respectively.
Interest and other income, net
     Interest and other income, net grew to $1.7 million in the third quarter of 2005 from $1.3 million in the same quarter last year and grew to $4.8 million for the nine months ended September 30, 2005 from $3.6 million in the same period of last year. The increase was primarily due to a higher balance of cash, cash equivalents and short-term investments and overall higher interest rates in the current periods. See Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” for a description of our investment policy.
Amortization of convertible debt issuance cost
     As a result of our sale of zero-coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized straight-line over four years.
Loss on equity investments
     Equity investments comprise investments in joint ventures which were accounted for using the equity method of accounting. As of September 30, 2005, the carrying value of equity investments of $5.1 million mainly comprise investments in: 1) a joint venture of Shanghai NC-SINA Information Technology Co. Ltd. (“Shanghai NC-SINA) in the PRC with NC Soft, a Korean online game company, of $1.5 million; and 2) a joint venture of China Online Auction Limited (“COAL”) in the PRC with Yahoo! Inc. of $1.5 million. The following summarizes the gain (loss) on our equity investments for the periods presented:

	Three months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
		(Unaudited, in thousands)
Shanghai NC-SINA	$(111)	$(407)	146	(860)
COAL	(689)	(675)	(2,187)	(1,284)
Others	(196)	—	(379)	(27)

Total	$(996)	$(1,082)	(2,420)	(2,171)

     In August 2005, Yahoo! announced its investment in Alibaba.com, a Chinese company. As part of its investment, Yahoo! intends to transfer its shares in COAL (a.k.a. 1Pai.com) to Alibaba.com. We own 33% of the joint venture in COAL. We are in negotiations with Yahoo! and Alibaba.com as to the settlement of our investment in the joint venture. As of November 4, 2005, no agreement has been reached.

Gain on sale of Bravado
     We completed the sale of Bravado Investment Limited (a.k.a. Fortune Trip), an online travel business, during the three months ended September 30, 2005. The sale price was approximately $3.8 million less certain liabilities that the buyer agreed to assume. As a result of this transaction, we recognized a gain of $1.5 million during the three months ended September 30, 2005 and are entitled to an additional gain of approximately $0.6 million within the next 18 months, assuming certain conditions are satisfied.
Provision for income taxes
     Income tax provision relating to our China operations for the three and nine months ended September 30, 2005 was $0.7 million and $1.9 million, respectively. These compared to income tax provision of $0.7 million and $2.5 million for the three and nine months ended September 30, 2004, respectively. The decreases in income tax provision for the three and nine months ended September 30, 2005, compared to the same periods in the prior year, were primarily due to the decreases in profits from our China operations. Effective tax rates for the PRC operations were approximately 4% to 6% for the periods presented. We expect our overall effective income tax rates to be approximately 5% to 10% for fiscal years 2005 and 2006, respectively. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our tax arrangements between our subsidiaries and VIEs. We are in the process of applying for new preferential tax treatments for certain subsidiaries and VIEs in the PRC. If these applications are approved, our projected effective tax rates will be further reduced. There is no assurance that such tax treatments will be approved. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates can be increased to as high as 33%.
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
     See also Note 9 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion on income taxes.
Liquidity and Capital Resources

	As of September 30,
	2005	2004
	(Unaudited, in thousands)
Cash and cash equivalents	$113,305	$115,247
Short-term investments in marketable debt securities	175,331	128,316

Total cash and cash equivalents and short-term investments	$288,636	$243,563

     We funded our recent operations and capital expenditures mainly from the net income from our operations. As of September 30, 2005, we had $288.6 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities, capital expenditures and other obligations (see discussion below under the caption “Contractual Obligations”). We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

     The following table sets forth the movements of our cash and cash equivalents for the periods presented:

	Nine months ended September 30,
	2005	2004
	(Unaudited, in thousands)
Net cash provided by operating activities	$43,902	$44,453
Net cash used in investing activities	(93,159)	(96,810)
Net cash provided by financing activities	5,898	9,456
Effect of exchange rate changes on cash and cash equivalents	2,896	—

Net decrease in cash and cash equivalents	(40,463)	(42,901)
Cash and cash equivalents at beginning of period	153,768	158,148

Cash and cash equivalents at end of period	$113,305	$115,247

Operating activities
     Net cash provided by operating activities for the nine months ended September 30, 2005 was $43.9 million. Net cash provided by operating activities was primarily attributable to our net income of $29.4 million, adjusted by non-cash related expenses, gain and loss of $14.2 million and a net increase in working capital items of $0.3 million. The increase in working capital was mainly due to a decrease in accounts receivable of $7.1 million, which mainly resulted from improved collection and lower revenues, offset by a decrease in accrued liabilities of $6.1 million which was primarily due to the decrease in accrual for sales rebates, payroll withholding tax and customer advances and a decrease in income tax payable of $1.1 million.
     Net cash provided by operating activities for the nine months ended September 30, 2004 was $44.5 million. Net cash provided by operating activities was primarily attributable to our net income of $48.6 million, adjusted by non-cash related expenses of $11.0 million and a net decrease in working capital items of $15.1 million. Of the working capital changes, the increase in accrued liabilities of $7.1 million (net of acquisition) was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our mobile-value added services, accrual for payroll withholding taxes and payroll related expenses, deferred revenue, business taxes payable and sales rebates. The increase in accounts receivable of $21.4 million (net of acquisition) mainly resulted from an increase in our net revenues. To a lesser extent, the increase in accounts receivable was due to slower collection of receivables related to mobile value-added services as certain provincial mobile operators delayed payments to all wireless service providers pending upon account reconciliations during the three months ended September 30, 2004.
     The year over year decrease in net cash provided by operating activities from the nine months ended September 30, 2005, to the nine months ended September 30, 2005, was primarily attributable to lower net income, offset by an increase in working capital.
Investing activities
     Net cash used in investing activities for the nine months ended September 30, 2005 was $93.2 million. This was primarily related to the purchase of short-term investments in an amount of $52.7 million, additional consideration totaling $26.1 million related to the Bravado, Crillion and Davidhill acquisitions, investment in capital spending of $12.6 million and equity investments of $3.0 million, offset by the net proceeds from the sale of our online travel business of $1.8 million.
     Net cash used in investing activities for the nine months ended September 30, 2004 was $96.8 million. This was primarily due to the purchase of short-term investments of $58.9 million, business acquisitions (net of cash acquired) of $27.2 million, investment in capital spending of $9.7 million and equity investments of $1.4 million. Cash used in business acquisitions (net of cash acquired) includes the last two installments of our acquisition of Memestar of $2.6 million, acquisition of Bravado of $0.9 million, acquisition of Crillion of $8.5 million, acquisition of Davidhill of $15.0 million and direct costs associated with the acquisitions of $0.2 million.
Financing activities
     Net cash provided by financing activities for the nine months ended September 30, 2005 and 2004 were $5.9 million and $9.5 million, respectively, both representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the 1999 Employee Stock Purchase Plan.

Effect of exchange rate changes on cash and cash equivalents
     Our cash and cash equivalents increased by $2.9 million in the nine months ended September 30, 2005, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar during the period. See further discussion on the impact of foreign exchange rate changes under “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms” in the “Factors that May Impact Future Performance” section.
Contractual Obligations
     As of September 30, 2005, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003. See Note 13 – “Convertible debt” to the Condensed Consolidated Financial Statements for further information.
     Operating lease obligations relate to our facilities in the PRC, as well as in the U.S., Taiwan and Hong Kong. During the third quarter of 2005, we prepaid approximately $2.4 million in rental payments for our premises in Beijing. As of September 30, 2005, our operating lease obligations were $3.7 million. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of September 30, 2005, purchase and other obligations totaled $33.0 million. In addition, we are obligated to pay contingent consideration on our acquisition of Crillion besides the initial consideration with respect to such acquisition. The contingent consideration for the Crillion acquisition is based on Crillion’s financial performance in 2005. If Crillion’s pre-tax net income for 2005 exceeds $13.3 million, the contingent consideration would be between roughly 1.5 to 2.0 times 2005 earnings. The total consideration is subject to a cap of $125.0 million and would be paid 60% in cash and 40% in SINA ordinary shares. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 14 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.
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
     We recorded a net income of approximately $9.1 million for the third quarter of 2005. As of September 30, 2005, we had retained earnings of approximately $12.3 million. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
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
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of September 30, 2005, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     Under the fee arrangements with China Mobile and its subsidiaries, we on average received approximately 76% of the amount we charged to our users from the China Mobile platform after China Mobile deducted the service fees for collection and fees for transmission during the nine month period ended September 30, 2005. Under the agreements with China Unicom and its subsidiaries, we on average received approximately 70% of the amount we charged to our users from the China Unicom platform after China Unicom deducted the service fees for collection and fees for transmission during the nine month period ended September 30, 2005. In the future, China Mobile and China Unicom may choose to further increase the fees charged for providing their services. Such increases are difficult to anticipate or predict and may have a material adverse impact to our operating profitability.

     China Mobile and China Unicom could change their operating policy at any time including for example by requiring us to use such provider’s customer services or marketing services. Any such change could result in negative impact on some of our MVAS, which in turn could result in a material reduction of our revenues derived from MVAS. In the past, China Mobile and China Unicom have made sudden and unexpected changes in their systems and processes, which harmed our business. They are likely to continue to make such changes in the future. We cannot assure you that they will not take actions in the future that are unpredictable and that may adversely impact our business results.
     For the third quarter of 2005, approximately 94% and 89% of our SMS and MMS revenues, respectively, are derived from services charged on a monthly subscription basis. If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted.
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there were no consistent confirmation rates trend or there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the third quarter of 2005, 13% of our MVAS revenues were estimated at period end.
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
     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar, an MVAS company, in January 2004 we entered into a joint venture agreement with Yahoo! Inc. to start an online auction business in China, in March 2004 we acquired Crillion, an MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.
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
     We have contracted with third parties to provide content and services for our portal network and we may lose users and revenue if these arrangements are terminated.
     We have arrangements with a number of third parties to provide content and services to our websites. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us, which will result in a significant decrease of the amount of content we can publish on our website. We may lose users if the Chinese government chooses to restrict or prevent state-owned media from cooperating with us, in which case our revenues will be impacted negatively.
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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the third quarter of 2005, the closing sale prices of our ordinary shares on the Nasdaq ranged from $24.82 to $29.78 per share and the closing sale price on November 4, 2005 was $24.02 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.
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
     We have expanded rapidly by acquiring two new MVAS providers, one instant messaging company and entering into two joint ventures. These new businesses and joint ventures provide various services such as MVAS, instant messaging, online games and online auctions. We anticipate continuous expansion in our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other websites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially, adversely affected.
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
     Future outbreaks of Severe Acute Respiratory Syndrome (“SARS”), Avian flu or other widespread public health problems could adversely affect our business.
     Future outbreaks of SARS, Avian flu or other widespread public health problems in China and surrounding areas, where most of our employees work, could negatively impact our business in ways that are hard to predict. Prior experience with the SARS virus suggests that a future outbreak of SARS, Avian flu or other widespread public health problems may lead public health authorities to enforce quarantines, which could result in closures of some of our offices and other disruptions of our operations. A future outbreak of SARS, Avian flu or other widespread public health problems could result in reduction of our advertising and fee-based revenues.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended September 30, 2005, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending December 31, 2005. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.
     Our reporting currency is the U.S. dollar and our operations in China, Hong Kong, Taiwan use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.1% against the U.S. dollar. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.
     The income statements of our international operations are translated into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar strengthens against foreign currencies, the translation of these foreign currencies denominated transactions results in reduced revenues, operating expenses and net income for our international operations. Similarly, to the extent the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated transactions results in increased revenues, operating expenses and net income for our international operations. We are also exposed to foreign exchange rate fluctuations as we convert the financial statements of our foreign subsidiaries into U.S. dollars in consolidation. If there is a change in foreign currency exchange rates, the conversion of the foreign subsidiaries’ financial statements into U.S. dollars will lead to a translation gain or loss which is recorded as a component of other comprehensive income. In addition, we have certain assets and liabilities that are denominated in currencies other than the relevant entity’s functional currency. Changes in the functional currency value of these assets and liabilities create fluctuations that will lead to a transaction gain or loss. We have not entered into agreements or purchased instruments to hedge our exchange rate risks, although we may do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks.
     Although Chinese governmental policies were introduced in 1996 to allow the convertibility of Chinese renminbi into foreign currency for current account items, conversion of Chinese renminbi into foreign exchange for capital items, such as foreign direct investment, loans or securities, requires the approval of the State Administration of Foreign Exchange, or SAFE, which is under the authority of the People’s Bank of China. These approvals, however, do not guarantee the availability of foreign currency. We cannot be sure that we will be able to obtain all required conversion approvals for our operations or that Chinese regulatory authorities will not impose greater restrictions on the convertibility of Chinese renminbi in the future. Because a significant amount of our future revenues may be in the form of Chinese renminbi, our inability to obtain the requisite approvals or any future restrictions on currency exchanges could limit our ability to utilize revenue generated in Chinese renminbi to fund our business activities outside China, or to repay foreign currency obligations, including our debt obligations, which would have a material adverse effect on our financial conditions and results of operation.
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
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of September 30, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $80.0 million.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we have concluded that there is no material market risk exposure in this area. As of September 30, 2005 we had unrealized losses of $1.8 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.
Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms” in the “Factors that May Impact Future Performance” section. We have not tried to reduce our exposure to exchange rate fluctuations by using hedging transactions. However, we may choose to do so in the future. The availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. During the quarter ended September 30, 2005, the foreign currency translation adjustments to our comprehensive income were $4.2 million and the currency transaction loss was approximately $97,000, primarily as a result of the Chinese renminbi appreciating approximately 2.1% against the U.S. dollar. Below is a sensitivity analysis on the impact of a change in the value of the Chinese renminbi against the U.S. dollar assuming: 1) projected net income of the operations in China equal to that of third quarter 2005, 2) projected net assets of the operations in China equal to the balances in Chinese renminbi and U.S. dollar as of September 30, 2005 and 3) currency fluctuation occurs proportional over the period:

Change in the value of Chinese renminbi against the U.S. dollar	Translation adjustments to comprehensive income	Transaction gain (loss)
	(in millions)	(in millions)

Appreciate 2%	$4	$(0.1)
Appreciate 5%	$10	$(0.1)
Depreciate 2%	$(4)	$0.1
Depreciate 5%	$(10)	$0.1
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
     On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation and appointed City of Sterling Heights General Employee’s Retirement System, City of St. Clair Shores Police and Fire Retirement System, and Charter Township of Clinton Police and Fire Retirement System (collectively the “MAPERS Funds Group”) as lead plaintiff. The MAPERS Funds Group filed an amended consolidated complaint on September 9, 2005. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time.
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
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On September 27, 2005, the Company held its Annual General Meeting of Shareholders. At the meeting, the shareholders elected as directors Pehong Chen (with 46,722,094 shares voting for and 453,573 shares withheld), Lip-Bu Tan (with 37,967,283 shares voting for and 9,208,384 shares withheld) and Yichen Zhang (with 46,719,129 shares voting for and 456,538 shares withheld).
     The term of office of each of the following directors continued after the Annual General Meeting of Shareholders: Yongji Duan, Yan Wang, Xiaotao Chen, Daniel Chiang, Ter Fung Tsao and Song-Yi Zhang.
     The shareholders ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as the independent auditors for the current fiscal year (with 47,139,101 shares voting for, 24,963 shares against and 11,603 shares abstaining).
     The shareholders voted against the amendment of the Company’s 1999 Stock Plan (the “1999 Plan”), which would have had the effect of increasing the aggregate number of ordinary shares reserved for issuance under the 1999 Plan in each of fiscal years 2006, 2007 and 2008 by a number equal to the lesser of (i) 1,000,000 ordinary shares, (ii) 3% of our outstanding ordinary shares on the last day of the immediately preceding fiscal year, or (iii) a lesser number of ordinary shares as determined by the Board of Directors (with 4,041,284 shares voting for, 14,827,261 shares against, 9,232,526 shares abstaining and 19,074,596 broker non-votes).
     The shareholders ratified the amendment of the Company’s 1999 Directors’ Stock Option Plan (the “1999 Directors’ Plan”), which had the effect of increasing the aggregate number of ordinary shares issuable under the 1999 Directors’ Plan from 750,000 ordinary shares to 1,125,000 ordinary shares (with 17,184,131 shares voting for, 10,523,044 shares against, 393,896 shares abstaining and 19,074,596 broker non-votes).
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

SINA CORPORATION
Dated: November 9, 2005
By:	/s/ Charles Chao
Charles Chao
President and Chief Financial Officer (Principal Financial and Accounting Officer)

SINA CORPORATION
Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

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