Form 10-K
period 2005-12-31
SINA CORP
filed 2006-03-15
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Ordinary Share, $0.133 par value
Ordinary Share Purchase Rights
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☑ Yes or No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes or No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer      ☐ Accelerated filer      ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐or No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $794,187,283 as of June 30, 2005, based upon the closing sale price for our ordinary shares as quoted by the Nasdaq National Stock Market reported for such date. Ordinary shares held by each officer and director and by each person known to the registrant (based on information provided by such persons and/or the most recent schedule 13D’S or 13G’s as filed by such persons) to beneficially own 5% or more of the outstanding ordinary shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of March 10, 2006, there were 53,289,232 shares of the registrant’s ordinary shares outstanding, $0.133 par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III (Items 10-14) incorporate information by reference from the definitive proxy statement for the 2006 Annual Meeting of Shareholders to be filed hereafter.

SINA CORPORATION

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
     Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein.
PART I
Item 1: Business
Overview
     SINA Corporation (“SINA”, “we” or the “Company”) is a leading online media company and value-added information services (“VAS”) provider in the People’s Republic of China (the “PRC” or “China”) and for Chinese communities worldwide. The Company offers a network of localized web sites targeting Greater China and overseas Chinese and provides an array of services to its users including region-focused online portals, mobile value-added services (“MVAS”), search and directory, interest-based and community-building channels, free and premium email, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce, and enterprise e-solutions. The Company generates revenue through advertising, MVAS, e-commerce and enterprise services.
     The Company was founded in March 1999 through the merger of Beijing SINA Information Technology Co. Ltd. and California-based SINANET.com. Incorporated in the Cayman Islands, SINA has offices in seven cities and a network of four web sites around the world. The Company offers distinct and targeted content on each of its region-specific web sites and offers a wide range of complementary online properties to broaden its user base and increase user traffic. The Company’s goal is to enhance the value to its user base and therefore its advertisers. Since going public on the Nasdaq National Market in April 2000, SINA has transformed itself from a pure-play Internet portal into a company with diversified revenue streams. Headquartered in Shanghai, China, the Company is a leading company in both online media and MVAS in China.
     Through its efforts, the Company has established a significant scale and audience reach and has built a leadership position in the online media market in China. As of December 31, 2005, SINA had approximately 176 million registered users worldwide, a 39% increase from one year ago. The Company’s large user base and large website traffic volume create a marketing platform for its advertisers to build brand awareness and increase product attractiveness.
     On the wireless side, SINA began offering MVAS in China in late 2001. To increase its market share in China, SINA acquired Memestar Limited in January 2003 and Crillion Corporation in March 2004. Since 2002, the Company has been diversifying its product offerings, launching wireless application protocol (“WAP”) services in December 2002, multimedia messaging service (“MMS”) in April 2003, color ring back tone (“CRBT”) and Kjava in November 2003 and interactive voice response system (“IVR”) services in December 2003.
     During 2005, SINA continued to develop new products and build strategic partnerships to enhance its offerings and increase its user base. In May, SINA signed a co-branded marketing agreement with ChinaHR, a leading HR service company in China, to co-host its HR channel. In the same month, SINA also signed a co-branded marketing agreement with ELong, a leading online travel service company in China, to co-host its travel channel. In June, the Company launched the internally developed, algorithmic search engine iAsk to capitalize on the increasing growth of China’s online search market. In September, the Company launched its Blog 2.0 service, whereby users can publish and share their personal anecdotes within the SINA online community. These initiatives are designed to leverage SINA’s brand strength and expand its presence in the online industry in China.

Market Opportunity
     The Company’s primary focus is the China market. The success of the business is tied to the sheer size and vitality of the Chinese economy. According to government reports issued at the Tenth National People’s Congress of China in March 2006, China’s Gross Domestic Product, or GDP, was $2.2 trillion in 2005 and is targeted to grow at 7.5% over the next five years, making China one of the largest and fastest growing economies in the world. The growth of China’s economy and its expanding middle class has meant tremendous opportunities in its Internet market. According to the China Internet Network Information Center (CNNIC) at the end of 2005, China had approximately 111 million Internet users, up 18% from one year ago, making it the second-largest Internet user base in the world, behind the U.S. According to analysts’ estimates, the number of Chinese Internet users is projected to reach 338 million by 2010. The growth of the Internet in China has been driven by the increasing availability of Internet connected personal computers. In its 17th China Internet Development Report, CNNIC reported that by December 31, 2005 China had 49.5 million Internet connected personal computers, representing a 19% year-over-year increase.
     The mobile service sector in China also represents an important market for SINA, as China has the largest number of mobile phone users in the world. According to the Ministry of Information Industry, at the end of 2005 China had 393 million mobile phone users, representing a 30% penetration rate. The wide user base combined with the growth potential makes China’s mobile service sector a vital and attractive market segment for SINA. The expected rollout of 3G in 2006 will make the Internet even more accessible in China and further enable SINA to leverage its capabilities in both the online and wireless space in China.
     Broadband adoption continued to increase in 2005. According to CNNIC, as of December 2005, China had 64.3 million broadband users, representing 50% growth from one year ago. The rapid rise in broadband access will allow us to provide richer and more diversified services across our online product categories.
Properties and Product Offerings
     SINA provides services through five major business lines, including SINA.com, SINA Mobile, SINA Online, SINA.net and SINA E-Commerce, which are categorized into two business segments—advertising and non-advertising. The following table presents an overview of the Company’s financial reporting structure as well as its vertical properties and services:

Revenue	Advertising (online advertising)

Classification	Non-advertising (MVAS, fee-based services, e-commerce, enterprise e-services)

SINA
	SINA.com	SINA Mobile	SINA Online	SINA.net	E-Commerce
Properties and Services	o News and online content	o MVAS	o Community-based services	o Paid search	o Online shopping
	o Online advertising		o Online games	o Enterprise solutions
o Casual games
o Instant messaging

     SINA.com
     SINA Portal Network
     SINA’s portal network consists of four destination web sites dedicated to users in Greater China, including mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each of the destination sites consists of Chinese-language news and content organized into interest based channels, and offers extensive community and communication services and sophisticated web navigation capability through SINA search and directory services.
     Interest-Based Channels
     SINA offers for free a variety of interest-based channels that provide region-focused format and content. The most popular channels include:

•	SINA News. SINA News aggregates feeds from news providers, bringing together content from media companies such as China National Radio, Agence France-Presse (“AFP”), Associated Press, Nanfang Daily, Xinhua Net, Beijing Zhongxin Net, and Xinhua News Agency. Through SINA News, users have access to breaking news coverage from multiple sources and points of view.

•	SINA Sports. SINA Sports provides access to up-to-the-minute news, real-time statistics and scores, text broadcast programming, local and global coverage.

•	SINA Entertainment. SINA Entertainment contains extensive coverage of the local and international entertainment news and events that are of interest to our users, including dining, movies, television programs, plays, operas as well as popular and classical music.

•	SINA Technology. SINA Technology is a wide-ranging channel for news and information relating to the technology industry along with product reviews and software downloads.

•	SINA Finance. SINA Finance provides a comprehensive set of financial resources, from business news to personal finance columns. SINA Finance also offers stock quotes from the U.S., Shanghai, Shenzhen, Hong Kong and Taiwan stock exchanges as well as breaking news from individual listed companies and market trends analysis.

•	SINA Search. Launched in June 2005, iAsk combines the conventional web search algorithm method with SINA’s own differentiated indexing technology.

•	SINA Auto. SINA Auto is a comprehensive information source for car buyers and auto enthusiasts. The Auto channel covers the latest industry news, car reviews, comparison charts and real-time interactive pricing and feature guides for car buyers.

•	SINA Real Estate. SINA Real Estate provides the latest news, pricing and availability on new, used and rental housing. It also features interactive electronic maps, discussion forums and how-to guides for buyers, sellers and owners of properties on topics ranging from home buying, selling, furnishing and repairing.

•	SINA Game. One of the largest game information web sites in China, SINA Game provides news and updates on popular online and PC games as well as game hardware and accessories in China. SINA Game also provides downloads and entry points for users to popular online games in China.

•	SINA Video. SINA Video provides SINA broadband users a range of entertainment and infotainment choices, including news, digital video, music TV, movies and more.

•	SINA Blog & BBS. SINA Blog is an online publishing tool that allows users to collect and document their personal stories and life experiences online. SINA BBS serves as a communication platform for SINA Netizens to exchange and share their attitudes and viewpoints most relevant to their everyday lives with others in the SINA online community.
     Advertising Services
     SINA is a leading online brand advertising property in China. SINA employs a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, higher-value contracts such as integrated marketing and communications packages. The Company’s advertising product offerings consist of banner, button, text-link advertisements that appear on pages within the SINA network, promotional sponsorships that are typically focused on a particular event, and advertising campaign design and management services.
     The Company’s primary target client base for advertising and sponsorships consists of global corporations doing business in Greater China and domestic companies in each of the regions SINA operates in, to which the Company sells from both its corporate and regional headquarters. Global corporations are typically Fortune 500 and Fortune 1000 companies with significant operations worldwide that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic as well as demographic markets, such as Chinese Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. A partial list of advertising clients include: China Mobile, China Telecom, Shanghai Volkswagen, Hewlett Packard, ChinaHR, eBay, Lenovo, L’Oreal, Motorola, Nike, Samsung and TCL.

     SINA derives its competitive advantage in online advertising from its brand prestige, high user traffic and diversified user demographics. SINA has been consistently ranked as one of the most influential web sites in China by third-party media publications, such as China Internet Weekly. Based on a study done in five cities in China by the Chinese Academy of Social Sciences announced in July 2005, SINA was rated the most preferred website. For advertisers, SINA also has the most desirable user demographics of well-educated, high-income individuals and in the 25-35 age groups. These distinctions set SINA apart from its competitors and enable the Company to be a leader in the online advertising space in China.
     SINA Mobile
     SINA’s MVAS allow users to receive news and information, download ring tones and pictures, and participate in dating and friendship communities. Users can order these services through the web site or through their mobile phones on a monthly subscription basis or per-message basis. SINA offers MVAS through a wide range of products from content downloading, subscription to dating and mobile games, covering such platforms as SMS, MMS, WAP, IVR, CRBT and Kjava.
     SINA’s competitive advantage in MVAS comes from its online and offline marketing channels. As a leading online media company in China, SINA has a large number of unique users and online content portfolio. Offline, SINA has a large local sales team that covers the majority of the provinces and municipalities in China as well as a significant presence in local TV, radio and print advertising. SINA Mobile provides MVAS through the Monternet platform of China Mobile Communication Corporation (“China Mobile”) and the UNI-Info platforms of China Unicom Co., Ltd (“China Unicom”). SINA also works closely with provincial mobile operators to jointly promote its MVAS offerings.
     SINA’s MVAS can be categorized into three main categories – news and information, community, and multimedia downloads:

News and Information	Community	Multimedia Downloads
o Headline news	o Dating and friendship	o Ring tones
o Financial news	o Games and quizzes	o Logos and pictures
o Technology news	o Educational products	o Screen savers
o Sports news
o Weather forecast
o Jokes
     SINA provides its MVAS mainly through the following platforms:
•	SMS. As many mobile phones are able to display and send text in Chinese, SINA developed a suite of short messaging services that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and mobile games.

•	MMS. Using general packet radio service (“GPRS”) technology, MMS enables users to download color pictures and sophisticated ring tones, as well as to transmit more data per message. SINA currently provides MMS services in five major categories: MMS downloads, MMS news, MMS love, MMS jokes, and MMS dating/games.

•	WAP. SINA’s WAP services allow users to browse content on their mobile phones similar to accessing information on Internet web sites. SINA’s WAP services use GPRS technology to provide users with color pictures and graphics, sophisticated ring tones, news, chatting and dating, games and entertainment.

•	IVR. SINA’s IVR service provides mobile phone users with voice content, including chatting and dating, news information and interactive games.

•	CRBT. SINA’s CRBT service gives mobile phone users the option to customize their ring back tone based on popular songs and special sound effects.

•	Kjava. SINA’s Kjava service offers a range of sophisticated games based on the Java™ technologies on the 2.5G platform.

     SINA Online
     SINA Online offers a variety of community-building services designed to encourage registered users to become active and loyal members, or SINA Netizens. The integrated SINA Mail, SINA UC, SINA Games, SINA Passport/Pay Point and SINA Dating service enable SINA Netizens to communicate with one another or with groups of people in the SINA community.
     SINA Mail. SINA Mail was formally launched in 1999 and now has millions of registered users. SINA Mail supports both POP3 and SMTP access. Users can send up to 15MB attachment files while enjoying SINA Mail’s speed, stability and security. SINA Mail also provides users with year-round anti-Spam and anti-virus protections.
     Premium Mail. SOL Mail, introduced in 2002, provides diversified and personalized services for users with different needs. SINA’s paid email service provides features such as anti-virus software, junk mail filter, and unlimited attachment size.
     SINA UC. Launched in 2002 and acquired by SINA in October 2004, the UC instant messaging service allows users to communicate in real-time over the Internet and mobile phone networks. UC also provides community services such as chat rooms, online games, alumni clubs, online karaoke and other entertainment services. SINA UC is currently being offered free of charge.
     SINA Dating. SINA Dating provides an online forum for those seeking friendship and romance. Users can meet new friends, chat and play games and enjoy many other personalized dating services.
     SINA Passport/Pay Point. SINA Passport is a one-for-all login system that integrates formerly independent membership signups for different SINA products into one single step, enabling users to access any of SINA’s membership-only content with just one ID. SINA Pay Point is a payment system for purchasing a wide variety of SINA’s value-added products and services.
     Online Multiplayer Game. In January 2003, SINA formed a joint venture with NC Soft, a leading online game provider in Korea to launch the popular online games Lineage and Lineage II in China. In November 2004, Lineage II was launched commercially, targeting the high end MMORPG (Massive Multiplayer Online Role Playing Game) market in China. Users can play the game by purchasing the physical or virtual point cards available either online or offline at Internet cafes, newsstands, and software outlets.
     Casual Game. In January 2004, SINA entered into a license agreement with CJ Internet Corp (formerly Plenus Inc.) to offer game portal service in China. Through its casual game portal iGame (http://igameport.sina.com.cn) SINA provides online casual games, card and board games as well as avatars and community-based services such as chat rooms and hompeys.
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
     In June 2005, SINA launched its new self-developed algorithmic search engine, iAsk, which offers knowledge based and community based search in addition to the standard web-based search. iAsk offers users interactivity with a unique question and answer platform. This search engine categorizes search subjects into areas of news, pictures, music, knowledge, and video and allows users to input key words and questions of their interest.

     Corporate Email
     Leveraging its large-scale personal email system, SINA offers a premium email service to small and medium sized businesses. This email service includes the bundling of a pre-set number of email boxes with larger storage than SINA Mail as well as customized email addresses for business use.
     SINA E-Commerce
     SINAMall. SINA currently offers SINAMall, an online shopping web site, on its China and North America web sites. Its technology platform enables both multinational and local merchants to transact business online. SINA generates revenue through receiving a percentage of online sales from its merchant partners. SINA works with merchants to design customized marketing campaigns that involve both advertising and sales of their products over SINA’s network.
     Others. For most of 2005, SINA E-Commerce also included online hotel booking services in China under the brand name Fortune Trip and other e-commerce revenues from a Chinese online auction joint venture with Yahoo! Inc. under the brand name 1PAI. The Company sold the Fortune Trip business to eLong in June 2005 and sold its shares in 1Pai to Alibaba in December 2005.
     Additional information on segment reporting is incorporated herein by reference to Note 14 — “Segment Information” of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K.
Strategic Relationships
     SINA has developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend its brand and services to a broader audience.
     Content Partnerships
     The goal of SINA’s content partnerships is to provide its users with the broadest offering of Chinese-language content available. SINA contracts with content partners to display their content on one or more of its web sites free of charge or in exchange for a share of revenue, a licensing fee, and access to SINA content or a combination of these arrangements. Some of SINA’s leading content providers include Xinhua News Agency, China National Radio, AFP, Associated Press, Nanfang Daily Group and Beijing Zhongxin Net.
     Application and Service Partnership
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
     SINA’s servers run on Linux, FreeBSD, Solaris and Windows platforms using Apache and IIS servers. These servers are mainly maintained at China Telecom Corporation and China Netcom Corporation in Beijing, China, TNN in Taipei, Taiwan, Qwest in Sunnyvale and X.O. Communication in Fremont, California, as well as iAdvantage and Wharf T&T in Hong Kong. The Company believes that these hosting partners provide operating advantages, including an enhanced ability to protect its systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to its systems. In addition, SINA conducts online monitoring of all its systems for accessibility, load, system resources, network-server intrusion and timeliness of content. SINA’s mobile applications in China leverage the aforementioned web operation resources by utilizing the wireless infrastructure of China Mobile and China Unicom to provide MVAS to SINA’s users.

Seasonality
     The Company experiences seasonality in its online advertising business. Traditionally, in the China market, the September quarter represents the best season for general advertising markets. This is followed by the June quarter and the December quarter. The March quarter is usually the worst season in China due to the Chinese New Year. There is little seasonality in the Company’s mobile value added services, online game, e-commerce and its enterprise business offerings.
Competition
     SINA operates in the market of online content and services for the global Chinese community. The industry can be classified as highly competitive and rapidly changing due to the fast growing market.
     Portals
     Other online content/services companies such as Sohu.com, Netease, Tencent Holdings Limited (“QQ”) and Tom.com compete with SINA for user traffic, advertising revenue, e-commerce transactions, MVAS and other fee-based services. Industry consolidation, however, may occur as the market for the Internet in China matures, which could result in increased competition.
     Vertical Players
     As SINA expands its vertical product offerings into new areas such as search, instant messaging and blog, it faces increasing competition from companies that focus on these same verticals. In instant messaging, SINA faces competition from QQ and MSN. In online games, SINA’s key competitors include The9 Limited (“The9”), Shanda Interactive Entertainment Limited (“Shanda”), NetEase.com, Inc. (“NetEase”) and other game operators. Similarly, Yahoo!/Alibaba, Baidu.com, Inc. (“Baidu”) and Huicong focus on the growing online search market in China. On the mobile side, the Company competes with service providers such as Kongzhong, Linktone, Hurray and TOM Online that specialize in MVAS, including MMS, WAP, CRBT, Kjava and IVR services. As SINA continues to broaden its range of product offerings, it expects increasing competition from these vertical players and, possibly less well-known players, in the coming years.
     International Players
     The Company also faces competition from international Internet companies such as Yahoo!, Microsoft, eBay and Google. With the gradual opening of the telecommunication sector resulting from China’s entry into the WTO, the Company expects increasing number of international portals and Internet companies to enter the Chinese online media industry. These companies may have greater brand recognition, financial resources and longer operating history than we have.
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
     SINA’s ability to compete successfully depends on many factors, including the quality of its content, the breadth, depth and ease of use of its services, its sales and marketing efforts, and the performance of its technology. See also “The markets for MVAS and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do” under the Risk Factors section.
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
     In addition, third parties may initiate litigation against us alleging infringement of their proprietary rights. In the event of a successful claim of infringement and our failure or inability to develop non-infringing technology or license the infringed or similar technology on a timely basis, our business could be harmed. In addition, even if we are able to license the infringed or similar technology, license fees could be substantial and may adversely affect our results of operations. See “We may not be able to adequately protect our intellectual property, which could cause us to be less competitive” and “We may be exposed to infringement claims by third parties, which, if successful, could cause us to pay significant damage awards” under the Risk Factors section.
Government Regulation and Legal Uncertainties
     The following description of PRC laws and regulations is based upon the opinions of Lawyers from Jun He Law Offices, our PRC counsel. For a description of legal risks relating to our ownership structure and business, see “Risk Factors.”
Overview
     The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security, censorship and administrative protection of copyright. Besides the Ministry of Information Industry, or MII, the various services of the PRC Internet industry are also regulated by various other governmental authorities, such as the State Administration for Industry and Commerce, or SAIC, the State Council Information Office, or SCIO, the General Administration for Press and Publication, or GAPP (formerly the State Press and Publications Administration, or SPPA), the Ministry of Education, or MOE, the Ministry of Culture, or MCPRC, the Ministry of Health, or MOH, and the Ministry of Public Security.
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
     On December 11, 2001, after China’s formal entry into the WTO, the PRC State Council promulgated the Regulations for the Administration of Foreign-Invested Telecommunications Enterprises, or the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that foreign-invested telecommunications enterprises, or FITEs, may undertake operations in basic telecom services and value-added telecom services. Currently, the foreign party to a value-added FITE may hold up to 50% of the equity, with no geographic restrictions on its operations. Before that, foreign investors were prohibited from investing in Internet content services. The PRC government has not made any further commitment to loosen the regulation on FITEs.
     According to the Measures for the Administration of Internet Information Services described below, an enterprise must obtain an Value-added Telecommunication Services Operating License in the first place to conduct Internet content service businesses. When the Internet content involves areas of news, publishing, education, health care, medicine and medical equipment, which are regulated by the MCPRC, the GAPP, the MOE, the MOH and other governmental authorities, respectively (as the case may be), the enterprise must also obtain permission from the responsible authorities prior to its application for the ICP license.
PRC Corporate Structure
     Below are material wholly owned subsidiaries held by SINA in China:
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
     In compliance with PRC’s foreign investment restrictions on Internet information services and other laws and regulations, we conduct all our Internet information services, advertising and MVAS in China via the following significant domestic Variable Interest Entities, or VIEs:
•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the advertisements to advertisers directly under its online advertising license. It is also responsible for providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, the Company’s Chief Executive Officer and director, and 98.5% owned by five other non-executive PRC employees of the Company. The registered capital of the ICP Company is $2.5 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of the Company’s subsidiaries in China. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It became inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of StarVI is $1.2 million.

•	Shenzhen Wang Xing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of Wangxing is $1.2 million.

•	Beijing SINA Infinity Advertising Co., Ltd. (“the IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five non-executive PRC employees of the Company. This entity has an approved business scope including design, production, agency and issuance of advertisements. The registered capital of the IAD Company is $0.1 million.
     The capital investment in these VIEs is funded by SINA and registered as interest-free loans to these PRC employees. As of December 31, 2005, the total amount of interest-free loans to the employee shareholders of the VIEs listed above and the other inactive VIEs was $9.6 million. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, our employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for non-payment of loans or for fees on technical and other services due to us.
     Classified Regulations
     Internet Information Services
     The Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect on September 25, 2000. Under the ICP Measures, any entity that provides operational Internet information services to online Internet users must obtain an operating license from the MII or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, health care, medicine and medical equipment must obtain permission from responsible authorities prior to applying for an operating license from the MII or its local branch at the provincial level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their web sites. ICPs must police their web sites to remove categories of harmful content, which are broadly defined under the ICP Measures. This obligation reiterates Internet content restrictions set by other ministries over the past few years.
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
     Wangxing obtained a Value-Added Telecommunication Services Operating License issued by the GTA on April 15, 2004, authorizing the provision of nationwide business of information services (excluding fixed line phone call information services). Wangxing currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by the MII with a validity term of five years subject to annual inspection, authorizing the provision of business of information services (excluding fixed line phone call information services).
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

     On September 25, 2005, SCIO and MII jointly issued the Provisions on the Administration of Internet News Information Services, which require that the Internet news information service organizations provide services pursuant to the Internet news information service license issued by SCIO, subject to annual inspection under the new Provisions. These Provisions also provide that no Internet news information service organizations are allowed in the format of a foreign-invested enterprise, whether a joint venture or a wholly-owned subsidiary.
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
     MVAS
     On December 26, 2001, the MII published the Administrative Measures for Telecommunication Business Operating Licenses, or the Telecom License Measures to supplement the FITE Regulations. The Telecom License Measures confirm that the MII is the competent approval authority for foreign-invested telecom enterprises. There are two types of telecom operating licenses in China (including FITEs): license for basic telecom services and license for value-added telecom services. Furthermore, a distinction is made as to whether a value-added telecom services license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities to be conducted by the enterprise. An approved telecom service operator must conduct its business (basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. However, there are still ambiguities regarding the interpretation and application of the FITE Regulations.
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

     SMS
     On April 29, 2004, the MII issued the Notice on Certain Issues Regarding the Regulation of Short Message Services (the “SMS Notice”). The Notice confirms that all mobile communication companies shall provide SMS in cooperation with information service providers who have obtained relevant operating license for SMS. In addition, all mobile communication companies and information service providers shall highlight the fee standards, payment methods and ways of withdrawal in their advertisements for SMS services. For services based on monthly payment and subscription services, providers shall confirm with the users in advance. Without such confirmation, it should be assumed that the user has withdrawn such requirement for services. The mobile communication companies and information service providers shall strictly comply with the service items as agreed with the users. And, the information service providers shall examine the contents of short messages. No short message may contain contents forbidden by law.
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
     Online Games
     On July 1, 2004, the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, which originally went into effect on January 1, 1998, were amended by the SPPA. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which has been interpreted by the GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of and register the copyright licensing contract with the GAPP.
     On March 4, 2003, the Provisional Regulations for the Administration of Online Culture were passed by the MCPRC and went into effect on July 1, 2003 (these regulations were revised by MCPRC on July 1, 2004). According to these regulations, commercial entities are required to apply to the relevant local branch of the MCPRC for an Online Culture Operating Permit to engage in online games services. These requirements were further reinforced by the Certain Opinions regarding the Development and Administration of Online Games, which was jointly issued by the MII and MCPRC on July 12, 2005. On September 5, 2003, the MCPRC issued an Online Culture Operating Permit subject to annual inspection to the ICP Company, which authorizes the ICP Company to provide online games service.
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

     Internet Medical, Health and Drug Information Services
     Pursuant to the Measures for the Administration of Internet Medical and Health Information Services issued on January 8, 2001, MOH, is responsible for reviewing the qualifications of web sites and approving their publication of health-related information. According to the Measures for the Administration of Internet Drug Information Services, issued by the State Food and Drug Administration, or SFDA, on July 8, 2004, web sites publishing drug-related information must obtain a license from the SDA or its provincial departments.
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
     Online Advertising
     The SAIC promulgated the Notice on Registration Issues for Enterprises Specialized in Advertising Business (the “Ad Notice”) on July 19, 2004. Upon the issuance of the Ad Notice, an enterprise specialized in advertising business as specified in its business scope need not apply for the Advertising Operation License. As to placing advertisements on internet, such enterprise should apply for a business scope of Placing Online Advertisements on the name of the web site. SAIC and its local departments will not issue an Advertising Operation License to enterprises specialized in online advertising business.
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
     According to the above regulations, any entity wishing to access international network connections for their computer information networks in the PRC must comply with the following requirements:
•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of the MII.
     We believe that the companies as described in PRC corporate structure are in proper compliance with these requirements.
     Information Security and Censorship
     Regulations governing information security and censorship include:
•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1997);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	The Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000);

•	Measures for the Administration of Commercial Web Site Filings for the Record (2002) and their Implementing Rules (2002);

•	Measures for the Administration of IP Address Archiving (2005); and

•	Provision on Technical Measures for Internet Security Protection (2005).
     The legislation specifically prohibits the use of Internet infrastructure where it may breach public security, provide content harmful to the stability of the society or disclose state secrets. According to this legislation, it is mandatory for Internet companies in the PRC to complete security-filing procedures and regularly update information security and censorship systems for their web sites with the local public security bureau.
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
     Administrative Protection of Internet Copyright
     According to the Measures for the Administrative Protection of Internet Copyright implemented on May 30, 2005, acts of automatically providing such functions as uploading, storing, linking or searching works, audio or video products, or other contents through Internet based on the instruction of an Internet content provider, without editing, amending or selecting any stored or transmitted content, and other acts of providing Internet information services shall be governed by the Copyright Law. A copyright administration department shall, when imposing administrative penalties upon the act infringing upon the right of communication through information network, apply the Measures for Imposing Copyright Administrative Penalties.
     Where a copyright owner finds any content communicated through Internet infringes upon his/hers/its copyright, and therefore sends a notice to the Internet information service provider, the Internet information service provider shall immediately take measures to remove the relevant contents, and preserve such copyright notice for 6 months and record the relevant information about the contents so provided, such as, the publishing time, and the Internet address or domain name. However, where the Internet content provider sends a counter-notice to both the Internet information service provider and the copyright owner stating that the removed contents do not infringe upon the copyright of any anybody, the Internet information service provider may immediately reinstate the removed contents, and shall not bear legal liabilities for the reinstatement.
     Where an Internet information service provider clearly knows an Internet content provider infringes other’s copyright through Internet, or, although it does not clearly know such activity but fails to take measures to remove relevant contents upon receipt of the copyright owner’s notice, as a result, it damages public interests, the copyright administration department may, in accordance with the Copyright Law, order it to stop the tortious act, and impose administrative penalties. Where there is no evidence to indicate that an Internet information service provider clearly knows the facts of tort, or the Internet information service provider has taken measures to remove relevant contents upon receipt of the copyright owner’s notice, the Internet information service provider shall not bear the relevant liabilities.
     The companies described in PRC corporate structure have taken measures to protect Internet copyright in pursuance of specified procedures mentioned above.
     For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it deems as inappropriate and we may be liable for such content.”

Employees
     As of December 31, 2005, we had approximately 1,900 full-time employees, approximately 1,850 of whom are employed in China, and the remaining are employed in the United States of America, Hong Kong and Taiwan. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. To date, we have not experienced a work stoppage or a labor dispute that has interfered with our operations.
Web Site Access to Our Periodic SEC Reports
     Our corporate Internet address is http://corp.sina.com. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by Securities and Exchange Commission (“SEC”) rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements, and other information that we filed electronically.
Item 1A: Risk Factors
     Because our operating history is limited and the revenue and income potential of our business and markets are unproven, we cannot predict whether we will meet internal or external expectations of future performance.
     We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:
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

     Until recently, we had incurred accumulated deficits and we may incur future losses.
     We had incurred net losses through the third quarter of 2002. As of December 31, 2005 and 2004, we had retained earnings of $26.1 million and accumulated deficit of $17.1 million, respectively. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
     We are relying on advertising sales as a significant part of our future revenue, but the online advertising market is subject to many uncertainties, which could cause our advertising revenues to decline.
     Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. The growth of online advertising in Greater China is subject to many uncertainties and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:
•	the development and retention of a large base of users possessing demographic characteristics attractive to advertisers;

•	increased competition and potential downward pressure on online advertising prices and limitations on inventory;

•	the development of independent and reliable means of verifying levels of online advertising and traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.
     If the Internet does not become more widely accepted as a medium for advertising, our ability to generate increased revenue could be negatively affected.
     Our growth in advertising revenues, to a certain extent, will also depend on our ability to increase the advertising space on our network. If we fail to increase our advertising space at a sufficient rate, our growth in advertising revenues could be hampered. Further, the increasing usage of Internet advertising blocking software may result in a decrease of our advertising revenues as the advertisers may choose not to advertise on the Internet if Internet advertising blocking software is widely used.
     We are relying on MVAS for a significant portion of our future revenue.
     MVAS revenues accounted for 51% and 62% of our total net revenues in 2005 and 2004, respectively. SMS revenues accounted for 73% and 83% of our MVAS revenues in 2005 and 2004, respectively. If users do not adopt our MVAS at a sufficient rate, or if our SMS revenues fail to grow, our revenue growth could be negatively affected. Our MVAS revenues declined significantly in 2005 from the prior year and may continue to decline in the future. Factors that may prevent us from maintaining or growing our MVAS revenues include:
•	our ability to develop new services that become accepted by the market.

•	our ability to retain existing customers of our subscription services.

•	our ability to attract new subscribers in a cost-effective manner.

•	competitors, including mobile operators, may launch competing or better products than ours.

•	changes in policy, process and/or system by China Mobile and/or China Unicom, on whom we rely for service delivery, billing and fee collection, and who in the past have made sudden changes that have significantly impacted our revenues and may continue to do so in the future.

•	changes in government regulations, which could restrict our MVAS offering and/or our ability to market our services.
     In addition to the above, we are relying on new MVAS such as MMS, IVR, CRBT, Kjava and WAP to be a significant part of our future revenue growth for MVAS. However, the current market size for these new MVAS is relatively small and adoption rates are still relatively low for these services compared to SMS services. If revenues from these services do not continue to grow significantly, our financial position, results of operations and cash flows could be materially adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.

     With respect to MVAS, we rely on China Mobile and China Unicom for service delivery, billing and fee collection.
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of December 31, 2005, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the fiscal years 2005 and 2004, we received on average 75% and 77%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 20% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For fiscal years 2005 and 2004, we received on average 69% and 72%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.
     In the past, mobile operators have made sudden and unexpected changes in their policies, processes and systems, which have harmed our business. For example:
•	In mid 2004, mobile operators began transitioning SMS to new billing platforms, which has resulted in added operational controls and procedures in areas such as customer subscription and customer billing. Such change has increased the difficulties for new user recruitment and the failure rate for fee collection from our SMS users.

•	In January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones.

•	In March 2005, China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased the failure rate for fee collection from our users.
     Our mobile operators could make further changes at any time, including requiring service providers (SP’s) to use the mobile operators’ customer service and/or marketing service and charging for these services; implementing new billing rules, such as reducing MVAS fees that can be charged to users, disallowing SPs to bill certain inactive users and limiting the amount of MVAS fees that can be billed; issuing new rules on how WAP SPs are placed on their browsers, which significantly determines WAP revenues; and limiting the product offerings of SPs by working directly with content providers to launch competing services or giving exclusive rights to certain SPs to offer certain MVAS. Any change in policy, process or system by the mobile operators could result in a material reduction of our MVAS revenues.
     If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted. For the year ended December 31, 2005, approximately 84% and 88% of our SMS and MMS revenues, respectively, are derived from services charged on a monthly subscription basis.
     In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain service providers for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for, but it is difficult to determine the specific conduct that might be interpreted as violating such operating policies. In the future, if China Mobile or China Unicom imposes more severe penalties on us for policy violations, our revenues from MVAS may be negatively impacted for the period when such penalties are imposed.
     We are subject to potential liability and penalty for delivering inappropriate content through our MVAS. One of the violations cited in the notice for temporary termination of our IVR service at the end of July 2004 was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases are vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or the Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the MVAS relating to such content in the future. If they prevent us from offering such services, our revenues from MVAS will suffer significantly.
     If China Mobile’s or China Unicom’s systems encounter technical problems, or if they refuse to cooperate with us, our MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there was no consistent confirmation rates trend or if there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the three months ended December 31, 2005, approximately 10% of our MVAS revenues were estimated at period end.
     The markets for MVAS and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.
     There is significant competition among MVAS providers. A large number of independent MVAS providers compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours.
     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are relatively low, and current and new competitors can launch new websites or services at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic websites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo! Inc., eBay Inc., Google Inc. (“Google”) and America Online Inc, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers.
     In the areas of online games, search and instant messaging, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. The main competitors for search are Baidu, Yahoo!/Alibaba and Google, and the competitors for our instant messaging service are Tencent’s QQ and Microsoft’s MSN Messenger. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.
     Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.
     Our investment in online games, search and instant messaging may not be successful.
     Online games, search and instant messaging are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have formed a joint venture in the PRC with NC Soft Corp. to pursue online games, we have developed our own search engine, and we have acquired Davidhill Capital Inc. (“Davidhill”) and its instant messaging platform. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online games, search and instant messaging include Shanda, Netease, The9, Baidu, Yahoo!/Alibaba, Tencent’s QQ and MSN Messenger. Our competitors in these areas tend to be more specialized in these specific markets and may have access to greater resources, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits from an increase in market share in any of these specific markets, and our results and share price could suffer as a result.
     We may not be able to manage our expanding operations effectively, which could harm our business.
     We have expanded rapidly by acquiring companies and entering into joint ventures. These new businesses and joint ventures provide various services such as MVAS, instant messaging and online games. We anticipate continuous expansion in our business, both through further acquisitions and internal growth, as we address growth in our customer base and market opportunities. In addition, the geographic dispersion of our operations as a result of acquisitions and overall internal growth requires significant management resources that our locally-based competitors do not need to devote to their operations. In order to manage the expected growth of our operations and personnel, we will be required to improve and implement operational and financial systems, procedures and controls, and expand, train and manage our growing employee base. Further, our management will be required to maintain and expand our relationships with various other websites, Internet and other online service providers and other third parties necessary to our business. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. If we are not successful in establishing, maintaining and managing our personnel, systems, procedures and controls, our business will be materially and adversely affected.
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
     If we are unable to keep up with the rapid technological changes of the Internet industry, our business may suffer.
     The Internet industry is experiencing rapid technological changes. For example, with the advances of search engines, Internet users may choose to access information through search engines instead of web portals. With the advent of Web 2.0, the interests and preferences of Internet users may shift to user-generated content, such as blogs. As broadband becomes more accessible, Internet users may demand contents in audio- and video-rich format. With the development of 2.5G and soon 3G in China, mobile users may shift from the current predominant text messaging services to newer applications, such as multi-media messaging services, wireless e-

commerce, music downloads and mobile games. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.
     Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.
     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar Limited, an MVAS company, in March 2004 we acquired Crillion Corp., an MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. We have significant potential ongoing financial obligations with respect to certain of these transactions. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired business into ours, may be significant. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.
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
     The Chinese government heavily regulates its Internet sector including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China’s government regulation of the Chinese Internet sector include the following:
•	We only have contractual control over our website in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, MVAS or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the World Trade Organization, the PRC State Council promulgated the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecom services or value-added telecom services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by the Chinese Ministry of Information Industry (MII) on December 26, 2001 and came into effect on January 14, 2002 to supplement the FITE Regulations. However, there are still uncertainties regarding the interpretation and application of the FITE Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the Chinese State Administration of Radio, Film & Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when they are put into effect and, as a result, we could be subject to severe penalties as discussed above.

•	The governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.
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
     The Chinese government restricts foreign investment in Internet-related, MVAS and advertising businesses, including Internet access, distribution of content over the Internet and MVAS, and advertising via the Internet. Accordingly, we operate our Internet-related and MVAS businesses in China through several variable interest entities, or VIEs, that are owned principally or completely by certain of our PRC employees or PRC employees of our subsidiaries. We control these companies and operate these businesses through contractual arrangements with the respective companies and their individual owners, but we have no equity control over these companies. Such restrictions and arrangements are prevalent in other PRC companies we have acquired.
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
     Substantially all profits generated from our VIEs are paid to the subsidiaries of ours in China through related party transactions under contractual agreements. We believe that the terms of these contractual agreements are in compliance with the laws in China. The tax authorities in China have examined some of these contractual agreements in the past and have not raised any comment. However, due to the uncertainties surrounding the interpretation of the transfer pricing rules relating to related party transactions in China, it is possible that in the future tax authorities in China may challenge the transfer prices that we have used for related party transactions among our entities in China. In the event the tax authorities challenge our VIE structure, we may be forced to restructure our business operation, which could have a material adverse effect on our business.
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
     We generated substantially all our net income from our China operations. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises, and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay dividend tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. Based on our current operating structure and preferential tax treatments available to us in China, we expect our effective income tax rates to be between 5% to 10% for fiscal year 2006. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our current tax arrangements between our subsidiaries and VIEs. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.
     Due to our operating and tax structures in the PRC, we have entered into technical and other service agreements between our subsidiaries and our VIEs in the PRC, pursuant to which our subsidiaries provide technical and other services to our VIEs in exchange for substantially all net income of these VIEs. We incur a 5% business tax when our subsidiaries receive the fees from the VIEs, which we include in our operating expenses as the cost of transferring economic benefit generated from these VIEs. We believe that the terms of such service agreements are in compliance with the laws of the PRC. Some of these agreements were reviewed by the tax authorities in the PRC in the past and no comments were made. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in the PRC, it is possible that in the future tax authorities in the PRC might challenge the transfer prices that we used for the related party transactions among our entities in the PRC.
     Restrictions on paying dividends or making other payments to us bind our subsidiaries and VIEs in China.
     We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including SINA.com Technology (China) Co., Ltd., Star-Village.com (Beijing) Internet Technology Ltd., Beijing New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd., Beijing SINA Information Technology Co. Ltd. and others; and our VIEs. As a result, we depend on dividend payments from our subsidiaries in China for our revenues after they receive payments from our VIEs in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those VIEs. To the extent that these VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, and up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.
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
     Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic Chinese companies operating in China are required to register and disclose to Chinese regulatory authorities the commercial encryption products they use. Because these regulations do not specify what constitutes encryption products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with the relevant Chinese regulatory authorities for, our current or future encryption software. If Chinese regulatory authorities request that we change our encryption software, we may have to develop or license replacement software, which could disrupt our business operations.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended December 31, 2005, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending March 31, 2006. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.
     Our reporting currency is the U.S. dollar and our operations in China, Hong Kong, Taiwan use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Since 1994, the official exchange rate for the conversion of renminbi to U.S. dollars had generally been stable and the renminbi had appreciated slightly against the U.S. dollar. However, on July 21, 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi may fluctuate within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% against the U.S. dollar in 2005. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.

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
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we are required to implement the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) starting in the first quarter of 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
     We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2005 and 2004, our goodwill and amortizable intangible assets arising from acquisitions were $92.4 million and $74.4 million, respectively.

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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2005, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $23.03 to $34.12 per share and the closing sale price on March 10, 2006 was $24.10 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.
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
     In addition, we have adopted a shareholder rights plan pursuant to which our existing shareholders would have the right to purchase ordinary shares from the Company at half the market price then prevailing in the event a person or group acquires more than 10% of our outstanding ordinary shares, or an additional 0.5% in the case of certain shareholders holding more than 10% at the time of the plan adoption, including Shanda and its affiliates, on terms our Board of Directors does not approve. As a result, such rights could cause substantial dilution to the holdings of the person or group which acquires more than 10%, or an additional 0.5%, as the case may be. Accordingly, the shareholder rights plan may inhibit a change in control or acquisition and could adversely affect a shareholder’s ability to realize a premium over the then prevailing market price for the ordinary shares in connection with such a transaction.
Item 1B: Unresolved Staff Comments
     None.
Item 2: Properties
     We carry out our advertising, mobile value-added and other services in China, U.S., Hong Kong and Taiwan. The majority of our operations are in China, where we have offices in Beijing, Shanghai, Guangzhou and Shenzhen. We also have sales and marketing operations at satellite offices in certain provinces of China. We believe that our existing facilities are adequate to meet our current requirements, and that future growth can be accommodated by leasing additional or alternative space.

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
Item 4: Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2005.

PART II
Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market Information
     SINA Corporation’s ordinary shares have been quoted on the Nasdaq National Market system under the symbol “SINA” since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s ordinary shares for each period indicated as reported on the Nasdaq Stock Market:

	2005		2004
	High	Low	High	Low
First Quarter	34.12	23.03	48.25	35.96
Second Quarter	32.97	25.81	41.19	25.97
Third Quarter	29.78	24.82	31.54	19.78
Fourth Quarter	26.88	23.65	38.85	26.18
     The closing price of the Company’s ordinary share on the Nasdaq National Market on March 10, 2006 was $24.10. As of March 10, 2006, the Company had approximately 117 shareholders of record, although the Company believes there is a significantly larger number of beneficial owners of its ordinary shares. The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.
     Securities authorized for issuance under equity compensation plans
     The following table sets forth information for our equity compensation plans as of December 31, 2005:

Number of
securities
remaining available
for future issuance
under equity
		Weighted average	compensation plans
	Number of securities to	exercise price of	(excluding
	be issued upon exercise	outstanding	securities
	of outstanding options,	options, warrants	reflected in column
Plan Category	warrants and rights	and rights	(a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,610,138 (1)	$14.97	2,680,680	(1)(2)
Equity compensation plans not approved by security holders	—	N/A	—

Total	3,610,138	$14.97	2,680,680
     Issuer Purchases of Equity Securities
     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2005.

(1)	Excludes shares under the 1999 Employee Stock Purchase Plan which was terminated by the Board of Directors of the Company effective as of August 1, 2005.

(2)	Includes shares available for future issuance under the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan includes an “evergreen” feature, which provides for an automatic annual increase in the number of ordinary shares available under the plan on the first day of each of the fiscal years through 2005, equal to the lesser of 750,000 shares, 3% of our outstanding ordinary shares on the last day of the immediately preceding fiscal year, or a lesser number of shares determined by the Board of Directors.

Item 6: Selected Financial Data
     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. In November 2002, we changed our fiscal year-end from June 30 to December 31. The selected consolidated statements of operation data presents the twelve month results for the three years ended December 31, 2005, 2004, and 2003 and the six month results for the six months ended December 31, 2002, as well as the twelve month results for the years ended June 30, 2002 and 2001. The selected unaudited consolidated statements of operation data of the twelve month results for the year ended December 31, 2002 is also presented.

					Six months
					ended
	Years ended December 31,				December 31,	Years ended June 30,
	2005	2004	2003	2002	2002	2002	2001
	(unaudited)
	(in thousands, except per share data)
Operations:
Net revenues	$193,552	$199,987	$114,285	$38,894	$23,216	$28,508	$26,683
Gross profit	130,445	138,376	79,848	23,385	14,674	14,900	11,329
Income (loss) before income taxes	45,525	69,224	32,318	(4,949)	916	(16,092)	(36,351)
Net income (loss)*	43,115	65,996	31,423	(4,949)	916	(16,092)	(36,351)
Net income (loss) per share*:
Basic	$0.82	$1.33	$0.66	$(0.11)	$0.02	$(0.36)	$(0.91)
Diluted	$0.75	$1.15	$0.58	$(0.11)	$0.02	$(0.36)	$(0.91)

	December 31,				June 30,
	2005	2004	2003	2002	2002	2001
	(in thousands)				(in thousands)

Financial position:
Cash, cash equivalents and short-term investments	$300,689	$275,635	$227,164	$96,736	$93,151	$109,789
Working capital	297,910	252,027	219,866	91,814	89,914	102,246
Total assets	468,721	430,425	289,897	130,479	121,355	133,122
Long-term liabilities	100,000	102,142	100,000	—	—	—
Total shareholders’ equity	319,622	253,345	159,507	117,387	111,690	119,967

*	Fiscal 2003, 2004 and 2005, include a net loss from investment of $7.0 million, $4.6 million and $3.3 million, respectively. Six months ended December 31, 2002 includes a loss from investment of $0.3 million. Twelve months ended June 30, 2001 and 2002 include a loss from investment of $0.9 million and $0.6 million, respectively.
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
Overview
     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (MVAS), SINA Online (community-based services, games and instant messaging), SINA.net (search and enterprise solutions) and SINA E-Commerce (online shopping). Together these provide an array of services including region-focused online portals,

MVAS, search and directory, interest-based and community-building channels, free and premium email, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services.
     The primary focus of our operations is in China, where we derive the majority of our revenues. From 1999 to 2001, our growth was mainly driven by our online advertising business, which generated the majority of our total revenues. We began offering MVAS under arrangements with third-party mobile operators in the PRC in late 2001 and have since experienced significant growth in MVAS revenues. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future periods.
     Our business operations in China are conducted primarily through indirect wholly-owned subsidiaries, including BSIT, Star-Village.com (Beijing) Internet Technology, Beijing New Media Information Technology, Beijing SINA Internet Technology Service, Sina.com Technology (China) and Fayco Network Technology Development (Shenzhen), and VIEs, including the ICP Company, the Ad Company, the GDICP Company, Xunlong, Star VI, Wangxing and the IAD Company.
     We have completed a number of acquisitions over the past few years, including the acquisitions of Memestar in 2003 and Bravado, Crillion and Davidhill in 2004. Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition. Excluding the impact from acquisitions, our year-over-year comparison, calculated on a consolidated basis, would be significantly different.
     We had incurred net losses through the third quarter of 2002. As of December 31, 2005 and 2004, we had accumulated earnings of $26.1 million and accumulated deficit of $17.1 million, respectively. We have funded our operations and capital expenditures primarily using the net proceeds raised through the sale of preference shares prior to our initial public offering and the sale of our ordinary shares in the initial public offering. Since we became profitable, we have also financed our operations using our net income from operations. We raised additional financing by issuing zero coupon convertible subordinated notes in July 2003. We will continue our investment in the development and enhancement of our products, content and services, as well as investment in sales and marketing. If we are unable to generate sufficient net income from our operations in the future, we may have to finance our operations from the current funds available.
Critical Accounting Policies, Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, income taxes, financing operations, restructuring, employee benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 1 to the Consolidated Financial Statements.
     We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our consolidated financial statements:
     Revenue recognition
     Advertising
     Our advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of our websites, in particular formats and over particular periods of time. Sponsorship arrangements allow advertisers to sponsor a particular area on our websites in exchange for a fixed payment over the contract period. While the majority of our revenue transactions contain standard business terms and conditions, there are certain transactions that contain non-standard business terms and conditions. In addition, we have certain sales transactions that involve multiple element arrangements (arrangements with more than one deliverable) that may include placement on specific properties. We also enter into arrangements to purchase goods and/or services from certain customers. As a result, significant contract interpretation is sometimes required to determine the appropriate accounting for these transactions including: 1) how the arrangement consideration should be allocated among potential multiple elements; 2) when to recognize revenue on the deliverables; 3) whether all elements of the arrangement have been delivered; and 4) whether we receive a separately identifiable benefit from purchase arrangements with our customers for which we can reasonably estimate fair value. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.
     MVAS
     We mainly rely on third-party mobile operators for billing and transmission of our MVAS to our users. The determination of whether we are the primary obligor for a particular type of service is subjective in nature and is based on an evaluation of the terms of the arrangement. If the terms of the arrangement with mobile operators were to change and cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have a significant impact on our gross margin. During fiscal 2005, 89% of our MVAS revenues were recorded on a gross basis.
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
     In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.
     Advertising expenses
     We expense all advertising costs as incurred and classify these costs under sales and marketing expenses. Advertising expenses include costs related to direct advertising that are intended to acquire subscribers for monthly subscription based and usage based MVAS. Assessing whether costs related to direct advertising should be expensed as incurred or capitalized and amortized over a longer period requires judgment, including determining whether the direct advertising activity has a primary purpose to elicit sales from customers who could be shown to have responded specifically to the advertising and whether the activities would result in probable future economic benefits. Changes in estimates and assumptions could materially affect the manner in which direct advertising costs are expensed.
     Goodwill and intangible assets
     Our long-lived assets include goodwill and intangible assets, which amounted to $92.4 million as of December 31, 2005. Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment. See Note 3 “Goodwill and intangible assets, net” in the consolidated financial statements for additional information.
     We amortize intangible assets over their estimated economic useful lives. We must record an impairment charge on these assets when we determine that their carrying value may not be recoverable. The carrying value is not recoverable if it exceeds the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Based on the existence of one or more indicators of impairment, we measure any impairment of intangible assets based on a projected discounted cash flow. Our estimates of future cash flows attributed to our intangible assets require significant judgment based on our historical and anticipated results and are subject to many factors. Different assumptions and judgments could materially affect the calculation of the fair value of the intangible assets which could trigger impairment.

     Income taxes
     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impacting our financial position and results of operations.
Foreign currency
     Our functional currency is the U.S. dollar and our subsidiaries and VIEs in China, Hong Kong and Taiwan use their respective local currencies as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the foreign currency is recorded as a gain and loss in our consolidated statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to our reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of our consolidated balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations. For fiscal 2005, our translation adjustment was $4.8 million and our transactional loss was approximately $0.2 million.
Equity investments
     Our equity investments consist mainly of a joint venture with NC Soft, a Korean online game company, and privately held companies. We account for investments in entities in which we exercise significant influence but do not own a majority equity interest or otherwise control using the equity method. We evaluate our investments in equity interests for impairment whenever events and changes in business circumstances indicate the carrying amount of the investment may not be fully recoverable. The impairment evaluation requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the investment. Investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the investment. The determination of fair value of the investment involves considering factors such as current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. Fair value determination, particularly for investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the investments and the determination of whether any identified impairment is other-than-temporary.
Marketable debt and equity securities
     Our marketable debt and equity securities are held as available for sale and are reported at fair value. The treatment of a decline in the fair value of an individual security is based on whether the decline is other-than-temporary. Significant judgment is required to assess whether the impairment is other-than-temporary, particularly for marketable equity securities that provide limited public information. Our judgment of whether an impairment is other-than-temporary is based on an assessment of factors including our ability and intent to hold the individual security, severity of the impairment, expected duration of the impairment and forecasted recovery of fair value. Changes in the estimates and assumptions could affect our judgment of whether an identified impairment should be recorded as an unrealized loss in the equity section of our consolidated balance sheets or as a realized loss in the consolidated statements of operations.
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. We are required to adopt SFAS 123R and related FASB Staff Positions (“FSPs”) in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” in Note 1 to the Consolidated Financial Statements for the pro forma net income and net income per share amounts for fiscal 2003-2005, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based incentive awards. For the purpose of pro forma disclosure of share-based compensation expense under APB 25 and SFAS 123, we have applied the accelerated amortization method outlined in

FIN 28. Upon adoption of SFAS 123R, we will continue to amortize stock compensation expense related to options granted before December 31, 2005 using the accelerated method. For options and other equity-based awards granted after December 31, 2005, we will amortize stock compensation expense using the straight-line method. Based on unvested options as of December 31, 2005, and excluding any new options that may be granted, we estimate that the impact to the first quarter of 2006 to be in the range of $1.5 to $1.6 million.
     See Note 1 to Consolidated Financial Statements for information regarding other recent accounting pronouncements.
Results of Operations
Net revenues

	Years ended December 31,
	2005		2004		2003		% of Change
	(in thousands, except percentages)
							YOY	YOY
							05&04	04&03
Net Revenues
Advertising	$84,999	44%	$65,417	33%	$41,173	36%	30%	59%
Non-advertising:
MVAS	98,070	51%	123,954	62%	64,377	56%	-21%	93%
Others	10,483	5%	10,616	5%	8,735	8%	-1%	22%

Subtotal	108,553	56%	134,570	67%	73,112	64%	-19%	84%

Total net revenues	$193,552	100%	$199,987	100%	$114,285	100%	-3%	75%

     Total net revenues declined 3% from 2004 to 2005. This was primarily due to the 21% year-over-year decline in MVAS revenues and was partially offset by the 30% year-over-year increase in advertising revenues. Advertising revenues as a percentage of total net revenues grew to 44% in 2005 from 33% in 2004 while MVAS revenues declined to 51% from 62%. Total net revenues increased 75% from 2003 to 2004, driven primarily by advertising and MVAS revenues.
     Advertising. Advertising revenues grew 30% year-over-year in 2005 and 59% year-over-year in 2004. These increases were primarily due to the increase in the number of advertisers and higher average spending by advertisers in China.
     For 2005, advertising revenues from China accounted for 96% of our total advertising revenues, compared to 94% and 90% of our total advertising revenues for 2004 and 2003, respectively. The year-over-year increase in advertising revenues in 2005 was primarily due to price increases as well as increase in the number of advertising customers and spending per customer, especially from the information technology, real estate and automobile sectors. The year-over-year increase in advertising revenues in 2004 can be attributed mainly to the increase in the number of advertising customers and spending increase per customer. Total number of advertisers in China was approximately 790 in 2005, compared to approximately 760 and 580 in 2004 and 2003, respectively. Average revenue per advertising customer in China was approximately $100K in 2005, as compared to approximately $80K and $60K in 2004 and 2003, respectively. Our top ten customers in aggregate generated approximately 15%, 21% and 19% of our advertising revenues in the PRC in 2005, 2004 and 2003, respectively.
     Non-advertising. MVAS revenues in China make up the majority of non-advertising revenues. MVAS revenues declined 21% year-over-year in 2005, which was the primary cause for the 19% year-over-year decline in non-advertising revenues in 2005. MVAS revenues grew 93% year-over-year in 2004, which was also the primary driver for non-advertising revenues increasing 84% over the same periods.
     MVAS

	Years ended December 31,
	2005		2004		2003		% of Change
	(in thousands, except percentages)
							YOY	YOY
							05&04	04&03
2.0G products	$83,745	85%	$109,712	89%	$63,287	98%	-24%	73%
2.5G products	14,325	15%	14,242	11%	1,090	2%	1%	1207%

Total MVAS revenues	$98,070	100%	$123,954	100%	$64,377	100%	-21%	93%

     Revenues from 2.0G products, including SMS, IVR, CRBT, decreased 24% year-over-year in 2005. SMS is the largest component of our MVAS. Revenues from SMS accounted for 73% and 83% of total MVAS revenues in 2005 and 2004, respectively. SMS revenues declined 31% year-over-year to $71.5 million in 2005, primarily caused by changes in mobile operators’ policies and the regulatory environment in China. In mid 2004, mobile operators started transitioning SMS service providers to new billing platforms. This has resulted in added operational controls and procedures in areas such as customer subscription and customer billing, and correspondingly, increased the difficulties for new user recruitment and failure rate for fee collection from our users. The new billing platforms have had significant negative impact on our SMS revenues since Q3 2004, although we have not been able to quantify its full impact. In January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective February 2005. This prohibition has also negatively affected our revenues.
     In late June 2005, we started a new wave of television campaigns for our newly developed, subscription-based SMS. The results from our direct TV advertising have been mixed. We have become more reliant on direct TV advertising to acquire new monthly subscribers for SMS, as other means of promotion have become less effective. However, there is no guarantee that the new products will receive market acceptance or that such products will not be prohibited by future rules and regulations.
     Revenues from IVR grew 57% year-over-year in 2005 after our services resumed in October 2004. Our IVR services were temporarily suspended by China Mobile for violating certain operating procedures during the third quarter of 2004. Revenues from CRBT grew 178% year-over-year in 2005, as it was not launched until late 2003 and had a small revenue base in 2004.
     Revenues from 2.0G products increased 73% year-over-year in 2004. Our SMS revenues grew 63% year-over-year to $103.3 million in 2004, primarily due to the acquisition of Crillion in March 2004. Crillion generated $30.2 million in MVAS revenues in 2004, mostly from SMS.
     Revenues from 2.5G products, including MMS, WAP and Kjava, increased 1% year-over-year in 2005. MMS declined 33% year-over-year in 2005, while WAP revenues increased 33%. Kjava also grew significantly in 2005 but from a negligible base in 2004. The decrease in MMS revenues year-over-year was mainly due to changes in mobile operator’s policies and procedures. Starting in January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones. In March 2005 China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased failure rate for fee collection from our users. We were unable to estimate the full impact of this migration.
     Revenues from 2.5G increased 1207% year-over-year in 2004, as our 2.5G MVAS were fairly new products and had a small revenue base in 2003.
     Revenues from SMS and MMS made up 79% of our MVAS revenues in 2005. Based on the developments described above, we may continue to experience a decline in MVAS revenues in 2006.
     Other non-advertising revenues
     Other non-advertising revenues include fee-based services, such as virtual ISP and paid email services, online hotel booking commission income, e-commerce and other enterprise services such as paid search and directory listings. For 2005, revenues from paid search and directory listings accounted for 58%, 52% and 42% of our other non-advertising revenues in 2005, 2004 and 2003, respectively. Revenues from paid search and directory listings were mainly generated from pay-by-listing products related to an old search platform. Starting in the first quarter of 2006, we began to promote our new search engine iAsk as the preferred search engine on our website. iAsk is currently being offered free of charge. Consequently, we expect revenues from paid search and directory listings to significantly decline in 2006, as existing contracts expire.
     Online hotel booking commission income contributed 8%, 14% and 0% of our other non-advertising revenues in 2005, 2004 and 2003, respectively. In the third quarter of 2005, we completed the sale of Bravado and exited the online hotel booking business.

Cost of revenues

	Years ended December 31,
	2005	2004	2003	% of Change	% of Change
				YOY 05 & 04	YOY 04 & 03
	(In thousands, except percentages)
Cost of revenues:
Advertising	$27,627	$22,187	$14,001	25%	59%
Non-advertising:
MVAS	33,814	38,277	19,455	-12%	97%
Other	1,666	1,147	950	45%	21%

Subtotal	35,480	39,424	20,405	-10%	93%

Total cost of revenues	$63,107	$61,611	$34,406	2%	79%

     Cost of revenues increased 2% year-over-year in 2005. This was primarily due to the increase in cost of advertising revenues, partially offset by the decrease in the cost of MVAS revenues. Cost of revenues increased 79% year-over-year in 2004, which was primarily driven by growth of advertising and MVAS revenues .
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
     The year-over-year increases of 25% and 59% in cost of advertising revenues in 2005 and in 2004, respectively, were due to the increase in web production costs driven by an increase in web production personnel and content fees, the increase in Internet connection costs associated with the additional bandwidth as well as the increase in business taxes associated with higher advertising revenues. Content fees for 2004 included $1.1 million paid to an exclusive Olympic content partner and $0.1 million paid for other one-time content purchases relating to Olympic coverage. Excluding these one time content purchases, year-over-year increases in the cost of advertising revenues were 32% and 50%, respectively, for 2005 and 2004 . These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth.
     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to third party mobile and telecom operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, and fees or royalties paid to third party content providers for services and content associated with our MVAS, and costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% of mobile related revenues and at 5% for other non-advertising revenues.
     Costs of MVAS revenues in absolute dollars decreased 12% year-over-year in 2005, as MVAS revenues declined, but grew 97% year-over-year in 2004, as MVAS revenues grew over the same periods. Fees retained by or paid to mobile operators for 2005, 2004 and 2003 were $24.7 million, $28.9 million and $14.3 million, respectively, or 25%, 23% and 22%, respectively, of our MVAS revenues. Fees paid to third party content providers for 2005 2004 and 2003 were $6.3 million, $6.6 million and $3.6 million, respectively, or 6%, 5% and 6%, respectively, of our MVAS revenues.
     Under certain renewed arrangements with China Unicom Co. Ltd. (“China Unicom”), the service fee they charge has been revised to a flat rate of 20% of the fees we charge to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 — 40%, depending on the period and arrangement, but typically around 12%. In July 2005, China Mobile introduced a three-tier scheme to revenue sharing on new arrangements, the effective date of which is currently unknown. Under the new scheme, China Mobile charges 15% for only using its billing services, 30% for using its billing and customer support services and 50% for using its billing, customer support and marketing services. We currently do not rely on China Mobile for customer support and marketing services. However, if we choose to or are required to use China Mobile’s customer support or marketing services in the future, our operating margin for MVAS will be negatively impacted. China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact to our results of operation. For these reasons, historical cost trends may not be indicative of future results.

Gross profit margins

	Years ended December 31,
	2005	2004	2003
Gross profit margins:
Advertising	67%	66%	66%

Non-advertising:
MVAS	66%	69%	70%
Other	84%	89%	89%
Subtotal	67%	71%	72%
Overall	67%	69%	70%
     Overall gross margin dropped 2 percentage points year-over-year to 67% in 2005 and dropped one percentage point year-over-year in 2004.
          Advertising. For 2004, we paid $1.1 million in revenue-share expenses to an exclusive Olympic content partner and incurred an additional $0.1 million of other one-time content purchases relating to the Olympic coverage. Excluding these one-time content purchases, gross profit margin for advertising revenues for 2004 would have been 68%. The year-over-year decline in advertising margins by one percentage point in 2005 was primarily due to the increase in our web site production expenses at a rate higher than the growth of advertising revenues. The year-over-year increase in advertising gross profit margin in 2004 was primarily due to the increase in advertising revenues without a proportionate increase in the investment in web site production. We expect to continue to increase our investments in the production of web content in absolute dollars to maintain our competitiveness.
     Non-advertising. The majority of the costs associated with non-advertising revenues are variable costs. Gross profit margin for non-advertising revenues decreased 4% year-over-year in 2005 and 1% year-over-year in 2004. These decreases were mainly driven by the increase in transmission cost and content cost without a proportionate increase in revenues from MVAS.
     We expect a further increase in fees paid to mobile operators and content providers as a percentage of MVAS revenues, which will result in continuing decline in MVAS gross profit margin in 2006.
Operating expenses

	Years ended December 31,
	2005		2004		2003
		% of net		% of net		% of net
		revenues		revenues		revenues
	(in thousands, except percentages)
Sales and marketing expenses	$51,690	27%	$39,585	20%	$21,741	19%
Product development expenses	$15,268	8%	$10,355	5%	$6,340	6%
General and administrative expenses	$18,820	10%	$15,619	8%	$11,551	10%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-over-year increase in sales and marketing expenses in 2005 was primarily due to higher promotional expenditures from the MVAS business and higher sales commissions from the advertising business. Marketing expenses for MVAS products increased $8.0 million year-over-year to $21.2 million in 2005. The year-to-year increase in sales and marketing expenses in 2004 was primarily due to an increase in promotion expenditures for MVAS products and an increase in sales commissions expenses. Marketing expenses for MVAS products increased $10.6 million year-over-year to $13.2 million in 2004. In addition, sales and marketing expenses in 2004 included approximately $1.0 million used for the Olympics. Excluding marketing expenses relating to the Olympics, sales and marketing expenses would have been 19% of total net revenues in 2004.
     As a result of factors such as the ban on promoting certain SMS products via direct advertising on radio and television, uncertainty of marketing new SMS products via direct advertising on radio and television and the potential introduction of new MVAS business models with mobile operators (as discussed above) as well as other factors discussed under the Risk Factors section, historical sales and marketing expense trends may not be indicative of future results.
     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email, search engine, instant messaging, casual games and MVAS products. The year-over-year increase in 2005 was primarily due to an increase in headcount and depreciation expenses related to computers and equipment to support product development, particularly email, instant messaging and search. As a percentage of total net revenues, product development expenses decreased one percentage point year-over-year to 5% in 2004, primarily due to the rapid growth of revenues.
     We expect our product development expenses to continue to increase in absolute dollars in 2006.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The year-over-year increase in 2005 was mainly due to the increase in professional services fees totaling $1.4 million relating to our adoption of a shareholder rights plan, announced in February 2005, and related activities. Other increases included $0.3 million related to the transfer of economic benefits generated from our VIEs in the PRC to our subsidiaries as well as $0.2 million related to the consolidation of our facilities in Beijing. The year-over-year increase in 2004 was mainly due to an increase of $3.0 million for expenses paid for transferring economic benefits generated from our VIEs in the PRC to our subsidiaries. In addition, we incurred approximately $1 million in related expenses for compliance with the regulations under the Sarbanes-Oxley Act of 2002 and related rules in 2004.
     Stock-based compensation. Deferred stock compensation represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was $0.6 million for 2003. As of December 31, 2003, deferred stock compensation had been fully amortized. Starting in the first quarter of 2006, we will be required to recognize the costs related to stock-based compensation as an expense in our consolidated statements of operations. Based on unvested options as of December 31, 2005, and excluding any new options that may be granted, we estimate that the impact to the first quarter of 2006 will be in the range of $1.5 to $1.6 million.
     Amortization of intangible assets. Amortization of intangibles was approximately $3.2 million, or 2% of total net revenues, in 2005, compared with $3.5 million, or 2%, in 2004 and $1.8 million, or 2%, in 2003. As of December 31, 2005, the net carrying amount of our intangible assets includes mainly purchased technology and non-compete agreements. These intangible assets are amortized over their respective useful lives. See Note 3 to the Consolidated Financial Statements for further information on intangible assets, including estimates of amortization expenses for future periods.
     Write-off of intangible assets. As a result of the acquisition of Techur in November 2002, we recorded intangible assets relating to customer relationships of approximately $1.1 million, which were being amortized over a period of three years. Because the revenue and the gross margin of Techur did not grow as expected, our management reassessed the carrying value of the intangible assets and concluded that there would not be significant future income generated from these customer relationships. The carrying value of the intangible assets of $0.9 million was therefore written off during the second quarter of 2003 due to the permanent impairment in value.
Interest and other income, net
     Net interest income and other income was $6.6 million, $5.1 million and $2.6 million for 2005, 2004 and 2003, respectively. The year-over-year increases in 2005 and in 2004 were due to higher balance of cash, cash equivalent and short-term investments as well as higher interest rates overall in 2005.
Amortization of convertible debt issuance cost
     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which are being amortized over four years. The amortization expense was $0.7 million, $0.7 million and $0.3 million for 2005, 2004 and 2003, respectively.
Gain on sale of business
     We completed the sale of Bravado Investment Limited (a.k.a. Fortune Trip), an online hotel booking business, during the third quarter of 2005. The sale price was approximately $3.8 million less certain liabilities that the buyer agreed to assume. As a result of this transaction, we recognized a gain of $1.5 million in 2005 and are entitled to additional gains of up to $0.6 million within the next 15 months, if certain conditions are satisfied.

Loss on investments and investment in Tidetime Sun, net
     The following summarizes the net loss on publicly-held investments:

	Years ended December 31,
	2005	2004	2003
		(In thousands)
Tidetime Sun	$(3,231)	$(2,550)	$(6,063)
Other	56	1,160	—

	$(3,175)	$(1,390)	$(6,063)

% of total net revenues	(2%)	(1%)	(5%)
     The losses of Tidetime Sun were resulted from other than temporary impairment charges on the investment.
Loss on equity investments
     The following summarizes the net loss of our equity investments:

	Years ended December 31,
	2005	2004	2003
		(In thousands)
Gain from the sale of equity investment *	$2,649	$—	—
Share of loss on equity investments	(2,810)	(3,165)	(914)

	$(161)	$(3,165)	$(914)

% of total net revenues	* *	(2%)	(1%)

*	During the three months ended December 31, 2005, we sold our 33% interest in COAL (a.k.a. 1Pai.com), an online auction joint venture with Yahoo! Inc., to Alibaba.com. Our share of loss on investment from COAL was $2.2 million for both 2005 and 2004. We began the joint venture with Yahoo! in January 2004.

**	Less than 1%
Provision for income taxes

	Years ended December 31,
	2005	2004	2003
	(In thousands)
Income tax provision	$2,671	$3,441	$1,802
Income tax benefit	(261)	(213)	(907)

Total	$2,410	$3,228	$895

Effective tax rate for China operation	5%	4%	2%
     Based on our current operating structure and preferential tax treatments available to us in China, we expect our effective income tax rate for China operation to be between 5% to 10% in 2006. For further information on our tax structures and inherent risks see “If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%” under Risk Factors.
Liquidity and Capital Resources

	As of December 31
	2005	2004	2003
	(In thousands)
Cash and cash equivalents and short-term investments	$300,689	$275,635	$227,164
Working capital	$297,910	$252,027	$219,866
Shareholder’s equity	$319,622	$253,345	$159,507
     We have funded our recent operations and capital expenditures primarily using the $97.5 million raised through the sale of preference shares, the $68.8 million raised from the sale of ordinary shares in the initial public offering and the $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003, as well as net income from our operations.

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
     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2005, the sale price of SINA ordinary shares did not exceed 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore not convertible into SINA ordinary shares according to the threshold (i) described above. Upon a purchaser’s election to convert the Notes in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.
     As of December 31, 2005, we had $300.7 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Years ended December 31,
	2005	2004	2003
		(In thousands)
Net cash provided by operating activities	$58,273	$74,858	$47,246
Net cash used in investing activities	(133,810)	(95,007)	(46,700)
Net cash provided by financing activities	7,015	15,769	104,340
Effect of exchange rate changes on cash and cash equivalents	3,164	—	—

Net increase (decrease) in cash and cash equivalents	(65,358)	(4,380)	104,886
Cash and cash equivalents at beginning of period	153,768	158,148	53,262

Cash and cash equivalents at end of period	$88,410	$153,768	$158,148

Operating activities
     Net cash provided by operating activities for 2005 was $58.3 million. This was primarily attributable to our net income of $43.1 million, adjusted by non-cash related expenses including depreciation of $9.6 million, amortization of intangible assets of $3.2 million, an impairment charge on investments in Tidetime Sun of $3.2 million, allowance for doubtful accounts of $2.3 million, amortization of convertible debt issuance cost of $0.7 million, and net losses from equity investments of $0.2 million, offset by a gain from the sale business of $1.5 million and a net decrease in working capital of $2.6 million. The decrease in working capital was mainly due to decrease in accrued liabilities such as customer advance, withholding tax from employees and sales rebates offset by decreased accounts receivable and prepaid expenses and other current assets. The decrease in account receivables resulted from better collection.
     Net cash provided by operating activities for 2004 was $74.9 million. This was primarily attributable to our net income of $66.0 million, adjusted by non-cash related expenses including depreciation of $5.8 million, amortization of intangible assets of $3.5 million, loss on equity investments of $3.2 million, an impairment charge of investments in Tidetime Sun of $1.4 million, allowance for doubtful accounts of $1.1 million, and amortization of convertible debt issuance cost of $0.7 million, offset by a net decrease in working capital of $6.8 million. The decrease in working capital was mainly due to increase in accounts receivable and prepaid expenses and other current assets, offset by the increase in accrued liabilities such as customer advance and sales rebates. The increase in account receivables resulted from the significant increase in our net revenues, especially our MVAS during 2004. The increase in prepaid expenses and other current assets was mainly related to prepayments for our office lease and renovation work of our new office premises in Beijing.
     Net cash provided by operating activities for 2003 was $47.3 million. This was primarily attributable to our net income of $31.4 million, adjusted by non-cash related expenses including impairment of investments in Tidetime Sun of $6.1 million, depreciation of $5.1 million, amortization of intangible assets of $1.8 million, allowance for doubtful accounts of $1.3 million, loss on equity investments of $0.9 million, stock-based compensation of $0.6 million, amortization of convertible debt issuance cost of $0.3 million and write-off of intangible assets of $0.9 million, offset by a net decrease in working capital of $1.3 million. Of the working capital change, the increase in accrued liabilities was primarily due to the increase in accrual for services fees or royalties paid to third party content providers for services and content associated with our web sites production and our MVAS of $1.5 million, accrual for payroll and related expenses of $3.5 million, customer advances of $0.9 million, business taxes payable of $1.8 million, sales rebates of $1.9 million and increase in withholding tax from employees for stock options exercised of $1.6 million. The increase in account receivables resulted from the significant increase in our net revenues, especially our MVAS during 2003. The increase in prepaid expenses and other current assets was mainly related to prepayments for the rental of our office lease in Beijing.
Investing activities
     Net cash used in investing activities for 2005 was $133.8 million. This was primarily due to the purchase of short-term investments of $90.5 million, additional considerations related to acquisitions totaling $26.1 million, equipment purchases of $15.4 million and additional equity investments of $3.0 million. This was partly offset by the proceeds of $1.7 million from the sale of Bravado.
     Net cash used in investing activities for 2004 was $95.0 million. This was primarily due to the purchase of short-term investments of $53.0 million, acquisition of Bravado, Crillion and Davidhill (net of cash acquired) of $27.6 million, purchase of equipment of $13.0 million and investment in joint ventures of $2.7 million. The decrease in cash and cash equivalents was offset by the proceeds of $1.2 million from the sale of a minority interest investment. Cash used in business acquisitions (net of cash acquired) included the last two installments of our acquisition of Memestar of $2.6 million, acquisition of Bravado of $0.9 million, acquisition of Crillion of $8.5 million, acquisition of Davidhill of $15.0 million and direct costs associated with the acquisitions of $0.6 million.
     Net cash used in investing activities for 2003 was $46.7 million. This was primarily due to the purchase of equipment of $6.1 million, acquisition of Memestar (net of cash acquired) of $10.5 million, investment in joint ventures of $2.8 million and purchase of short-term investments of $27.3 million.
Financing activities
     Net cash provided by financing activities for 2005 was $7.0 million primarily related to the proceeds from the exercise of stock options.
     Net cash provided by financing activities for 2004 was $15.8 million representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.
     Net cash provided by financing activities for 2003 was $104.3 million. This was primarily attributable to the net proceeds of $97.3 from the issuance of Notes in 2003, the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan totaling $6.0 million and the proceeds from the repayment of shareholders’ notes of $1.0 million.
Contractual Obligations
     The following table sets forth our contractual obligations as of December 31, 2005:

	Payments due by period
		Less than one	One to	Three to	More than
	Total	Year	three years	five years	five years
			( In thousands)
Long-term debt	$100,000	$—	$100,000	$—	$—
Operating lease obligations	3,476	1,423	2,053	—	—
Purchase commitments	13,287	9,108	4,051	46	82

Total contractual obligations	$116,763	$10,531	$106,104	$46	$82

     Long-term debt represent the Notes issued on July 7, 2003. Please see Note 16 – “Convertible debts” for further information.
     Operating lease obligations include the commitments under the lease agreements for our office premises. We lease office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2007. Rental expenses for the years ended December 31, 2005, 2004 and 2003 were $3.1 million, $3.0 million and $1.7 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of December 31, 2005 are $1.4 million and $2.1 million for the years ending December 31, 2006 and 2007, respectively. The majority of the commitment are from our office lease agreements in the PRC.
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web site production, content fees associated with web site production and MVAS, advertising serving services and marketing activities.
     There are uncertainties regarding the legal basis of our ability to operate an Internet business and telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are such restrictions currently in place, but in addition regulations are unclear as to in which specific segments of these industries companies with foreign investors, including us, may operate. Therefore, we might be required to limit the scope of our operations in China, and this could have a material adverse effect on our financial position, results of operations and cash flows.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we believe that the Company has the ability to hold to maturity these investments. As of December 31, 2005 we had unrealized losses of $2.9 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.
Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms” in the “Risk Factors” section. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. During the twelve months ended December 31, 2005, the foreign currency translation adjustments to our comprehensive income were $4.8 million and the currency transaction loss was approximately $0.2 million, primarily as a result of the Chinese renminbi appreciating approximately 2.5% against the U.S. dollar. Below is a sensitivity analysis on the impact of a change in the value of the Chinese renminbi against the U.S. dollar assuming: 1) projected net income of the operations in China equal to fiscal 2005, 2) projected net assets of the operations in China equal to the balances in Chinese renminbi and U.S. dollar as of December 31, 2005 and 3) currency fluctuation occurs proportionately over the period:

	Translation
Change in the value of	adjustments to	Transaction gain
Chinese renminbi against the	comprehensive income	(loss)
U.S. dollar	(in thousands)	(in thousands)
Appreciate 2%	$4,870	$(2)
Appreciate 5%	$12,190	$(5)
Depreciate 2%	$(4,860)	$2
Depreciate 5%	$(12,120)	$5
Investment Risk
Equity investments
     We have direct investments in a joint venture with NC Soft, a Korean online game company, and privately held companies, which are considered in the start-up or development stages. These investments are inherently risky, as the technologies or products these companies have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our investment in these companies. As of December 31, 2005 and 2004, equity investments were $3.3 million and $4.5 million, respectively. See also Note 5 in our Notes to Consolidated Financial Statements.
     The Company monitors its investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.
     For a discussion on the investment risk of Tidetime Sun, please refer to the disclosure in Note 4 – “Investment in Tidetime Sun” to the Consolidated Financial Statements.

Item 8: Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company evaluated the effectiveness of the its internal control over financial reporting based on criteria established in the framework in Internal Control-integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2005.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     The Company’s independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of SINA Corporation:
     We have completed integrated audits of SINA Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SINA Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
PricewaterhouseCoopers Zhong Tian CPAs Limited Company
Beijing, the People’s Republic of China
March 15, 2006

SINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$88,410	$153,768
Short-term investments	212,279	121,867
Accounts receivable, net of allowances for doubtful accounts of $2,443 and $1,754, respectively	33,940	39,942
Short-term deferred tax assets	857	689
Prepaid expenses and other current assets	11,523	10,699

Total current assets	347,009	326,965
Investment in Tidetime Sun	716	5,468
Property and equipment, net	22,207	16,152
Equity investments	3,261	4,541
Goodwill	82,663	61,172
Intangible assets, net	9,691	13,218
Other assets	3,174	2,909

Total assets	$468,721	$430,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,582	$2,052
Accrued liabilities	43,235	68,384
Income taxes payable	4,282	4,502

Total current liabilities	49,099	74,938
Convertible Debt	100,000	100,000
Other long-term liabilities	—	2,142

Total liabilities	149,099	177,080

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 53,265 and 51,359 shares issued and outstanding	7,084	6,834
Additional paid-in capital	284,559	263,912
Retained earnings (accumulated deficit)	26,057	(17,058)
Accumulated other comprehensive income (loss):
Unrealized loss on investment in marketable securities	(2,903)	(395)
Cumulative translation adjustments	4,825	52

Total shareholders’ equity	319,622	253,345

Total liabilities and shareholders’ equity	$468,721	$430,425

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2005	2004	2003
Net revenues:
Advertising	$84,999	$65,417	$41,173
Non-advertising	108,553	134,570	73,112

	193,552	199,987	114,285

Cost of revenues:
Advertising	27,627	22,187	14,001
Non-advertising	35,480	39,424	20,405
Stock-based compensation	—	—	31

	63,107	61,611	34,437

Gross profit	130,445	138,376	79,848

Operating expenses:
Sales and marketing	51,690	39,585	21,741
Product development	15,268	10,355	6,340
General and administrative	18,820	15,619	11,551
Stock-based compensation*	—	—	523
Amortization of intangible assets	3,159	3,492	1,749
Write-off of intangible assets	—	—	903

Total operating expenses	88,937	69,051	42,807

Income from operations	41,508	69,325	37,041

Interest and other income, net	6,551	5,139	2,595
Amortization of convertible debt issuance cost	(685)	(685)	(341)
Gain on sale of business	1,487	—	—
Loss on investments and investment in Tidetime Sun, net	(3,175)	(1,390)	(6,063)
Loss on equity investments, net	(161)	(3,165)	(914)

Income before income taxes	45,525	69,224	32,318

Provision for income taxes	(2,410)	(3,228)	(895)

Net income	$43,115	$65,996	$31,423

Basic net income per share	$0.82	$1.33	$0.66

Shares used in computing basic income per share	52,485	50,274	47,840

Diluted net income per share	$0.75	$1.15	$0.58

Shares used in computing diluted income per share	58,792	58,204	54,794

*Stock-based compensation expense by function:
Sales and marketing	$—	$—	$16
Product development	—	—	168
General and administrative	—	—	339

	$—	$—	$523

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Ordinary
				Shares		Retained	Accumulated
			Additional	Subject to		Earnings	Other	Total
	Ordinary Shares		Paid-in	Subsequent		(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Issuance	Others	Deficit)	Income(Loss)	Equity
Balances at December 31, 2002	45,946	$6,114	$223,358	$—	$(1,604)	$(114,477)	$3,996	$117,387
Comprehensive income:
Net income	—	—	—	—	—	31,423	—	31,423
Unrealized loss on marketable securities	—	—	—	—	—	—	(5,514)	(5,514)
Currency translation adjustments	—	—	—	—	—	—	37	37

Total comprehensive income								25,946

Issuance of ordinary shares pursuant to stock plans, net of repurchases	1,737	231	5,777	—	—	—	—	6,008
Repayment of notes receivable from shareholders	—	—	—	—	1,050	—	—	1,050
Amortization of deferred stock-based compensation	—	—	—	—	554	—	—	554
Business acquisition	944	126	7,087	1,349	—	—	—	8,562

Balances at December 31, 2003	48,627	6,471	236,222	1,349	—	(83,054)	(1,481)	159,507
Comprehensive income:
Net income	—	—	—	—	—	65,996	—	65,996
Unrealized gain on marketable securities	—	—	—	—	—	—	1,115	1,115
Currency translation adjustments	—	—	—	—	—	—	23	23

Total comprehensive income								67,134

Issuance of ordinary shares pursuant to stock plans	2,296	305	15,464	—	—	—	—	15,769
Business acquisition	436	58	12,226	(1,349)	—	—	—	10,935

Balances at December 31, 2004	51,359	6,834	263,912	—	—	(17,058)	(343)	253,345
Comprehensive income:
Net income	—	—	—	—	—	43,115	—	43,115
Unrealized loss on marketable securities	—	—	—	—	—	—	(2,508)	(2,508)
Currency translation adjustments	—	—	—	—	—	—	4,773	4,773

Total comprehensive income								45,380

Issuance of ordinary shares pursuant to stock plans	1,589	208	6,807	—	—	—	—	7,015
Business acquisition	317	42	13,840	—	—	—	—	13,882

Balances at December 31, 2005	53,265	$7,084	$284,559	$—	$—	$26,057	$1,922	$319,622

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$43,115	$65,996	$31,423
Adjustments to reconcile net income to net cash provided by operating activities:
Allowances for doubtful accounts	2,271	1,060	1,348
Loss on equity investments, net	161	3,165	914
Loss on disposal of property and equipment	156	33	160
Depreciation	9,593	5,827	5,113
Stock-based compensation	—	—	554
Amortization of convertible debt issuance cost	685	685	341
Amortization of intangible assets	3,159	3,492	1,749
Write-off of intangible assets	—	—	903
Gain on sale of business	(1,487)	—	—
Loss on investments and investment in Tidetime Sun, net	3,175	1,390	6,063
Changes in assets and liabilities (net of effect of acquisition and disposal):
Accounts receivable	4,324	(19,469)	(10,161)
Prepaid expenses and other current assets	3,227	(2,586)	(2,166)
Deferred tax assets	(148)	218	(907)
Other assets	(916)	(120)	(918)
Accounts payable	(513)	671	(792)
Accrued liabilities	(8,217)	13,006	11,821
Income taxes payable	(312)	1,490	1,801

Net cash provided by operating activities	58,273	74,858	47,246

Cash flows from investing activities:
Purchases of short-term investments	(90,492)	(53,043)	(27,276)
Acquisitions of property and equipment	(15,369)	(13,000)	(6,058)
Cash paid for acquisitions, net of cash acquired	(26,141)	(27,573)	(10,548)
Equity investments	(3,024)	(2,660)	(2,818)
Deposits on equity investment and acquisition	(800)	(241)	—
Proceeds from sale of business, net	1,730	—	—
Proceeds from sale of equity investments	286	1,215	—
Proceeds from sale of investment in Tidetime Sun	—	295	—

Net cash used in investing activities	(133,810)	(95,007)	(46,700)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	7,015	15,769	6,008
Proceeds from issuance of convertible debt, net	—	—	97,282
Repayments of notes receivable from shareholders	—	—	1,050

Net cash provided by financing activities	7,015	15,769	104,340

Effect of exchange rate change on cash and cash equivalents	3,164	—	—

Net increase (decrease) in cash and cash equivalents	(65,358)	(4,380)	104,886
Cash and cash equivalents at the beginning of the year	153,768	158,148	53,262

Cash and cash equivalents at the end of the year	$88,410	$153,768	$158,148

SINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years ended December 31 ,
	2005	2004	2003

Supplemental disclosure:
Cash paid for income taxes	$2,891	$1,090	$—

Cash paid for acquisitions, net:
Cash paid for acquisitions	$(26,141)	$(29,100)	$(12,904)
Cash acquired	—	1,527	2,356

	$(26,141)	$(27,573)	$(10,548)

Noncash financing activities:
Ordinary shares issued and subject to subsequent issuance for acquisitions	$13,882	$12,284	$8,562

Deferred non-advertising services exchanged for equity interest in joint venture	$—	$3,430	$—

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
The Company
     SINA Corporation (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.
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
     To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in China when permitted by PRC laws and regulations or to designees of the Company at any time for the amount of loans outstanding. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. The Company has also entered into exclusive technical service agreements with the VIEs under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to the Company. As of December 31, 2005, the total amount of interest-free loans to these PRC employees was $9.6 million and the aggregate accumulated losses of all VIEs were approximately $2.8 million, which have been included in the consolidated financial statements.
     The following is a summary of the major VIEs of the Company:
•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license and selling the advertisements to advertisers directly under its online advertising license. It is also responsible for providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, the Company’s Chief Executive Officer and director, and 98.5% owned by five other non-executive PRC employees of the Company. The registered capital of the ICP Company is $2.5 million.

•	Beijing SINA Interactive Advertising Co., Ltd. (the “Ad Company”), a China company controlled through business agreement. The Ad Company was responsible for placing advertisements on www.sina.com.cn for its third party customers under its advertising license. It is 75% owned by Yan Wang and 25% owned by Beijing SINA Information Technology Co. Ltd., one of the Company’s subsidiaries in China. The registered capital of the Ad Company is $0.1 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It became inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.

•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the Xunlong is $1.2 million.

•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the StarVI is $1.2 million.

•	Shenzhen Wang Xing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of Wangxing is $1.2 million.

•	Beijing SINA Infinity Advertising Co., Ltd. (“the IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five non-executive PRC employees of the Company. This entity has an approved business scope including design, production, agency and issuance of advertisements. The registered capital of the IAD Company is $0.1 million.
     The Company began to consolidate the Ad Company in April 2000 and the ICP Company in October 2001. The GDICP Company was established in 2002 but did not begin activities until 2003. Operating results for the GDICP Company were consolidated since 2003. Xunlong and Star VI were acquired from the Memestar acquisition (see Note 2-Acquisitions -Memestar) in January 2003 and the operating results for these two companies were consolidated by the Company since January 6, 2003. Wangxing was acquired from the Crillion acquisition (see Note 2-Acquisitions-Crillion) in March 2004 and the operating results for Wangxing were consolidated by the Company since March 24, 2004. The operating results of the IAD Company were consolidated since its establishment in 2004.
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
Cash equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2005 and 2004, cash equivalents were comprised primarily of investments in commercial paper and money market accounts stated at cost plus accrued interest, which approximated fair value.
Available- for- sale securities
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
     Investments classified as available-for-sale securities include marketable equity securities of Tidetime Sun (Group) Limited (“Tidetime Sun”), previously called Sun Media Group (see Note 4 -”Investment in Tidetime Sun”), and marketable debt securities included in short-term investments. The Company invests in marketable debt securities that are readily available for sale to meet operating or acquisition needs and, accordingly, classifies them as short-term investments.
Allowances for doubtful accounts
     The Company determines the allowance for doubtful accounts based on a historical rolling average actual bad debt rate in the prior year and other factors. The Company also provides specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
Property and equipment
     Property and equipment, including leasehold improvements, are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Depreciation expenses were $9.6 million, $5.8 million and $5.1 million, respectively, for the years ended December 31, 2005, 2004 and 2003.
     The expenditures for repair and maintenance are expensed as incurred. The gain or loss on disposal of property and equipment, the difference between the net sales proceeds and the carrying amount of the relevant assets, is recognized in the consolidated statements of operations.
Equity investments
     Equity investments are comprised of direct investments in Shanghai-NC SINA Information Technology Co., Ltd. (“Shanghai-NC SINA”), a joint venture with NC Soft, a Korean online game company, and privately held companies. Since the Company can exercise significant influence but does not own a majority equity interest or otherwise control, these companies are accounted for using the equity method. The Company monitors its investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it receives from these privately-held companies. This information is not subject to the same disclosure requirements as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.
Business combinations
     The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. The Company makes estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as its experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different. When considering whether an acquired assets group constitutes a “business,” the Company used the criteria defined by EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”.
Goodwill and intangible assets, net
     Goodwill represents the excess of the purchase price over the fair value of the identifiable assets and liabilities acquired as a result of the Company’s acquisitions of interests in its subsidiaries and VIEs. Under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (“SFAS 142”),” goodwill is no longer amortized, but tested for impairment upon first adoption and annually, thereafter, or more frequently if events or changes in circumstances indicate that it might be impaired. The Company assesses goodwill for impairment periodically in accordance with SFAS 142.

     The Company applies the criteria specified in SFAS No. 141, “Business Combinations” to determine whether an intangible asset should be recognized separately from goodwill. Intangible assets acquired through business acquisitions are recognized as assets separate from goodwill if they satisfy either the “contractual-legal” or “separability” criterion. Per SFAS 142, intangible assets with definite lives are amortized over their estimated useful life and reviewed for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” Intangible assets, such as purchased technology, trademark, customer list, user base and non-compete agreements, arising from the acquisitions of subsidiaries and variable interest entities are recognized and measured at fair value upon acquisition. Intangible assets are amortized over their estimated useful lives from one to ten years. The Company reviews the amortization methods and estimated useful lives of intangible assets at least annually or when events or changes in circumstances indicate that it might be impaired. The recoverability of an intangible asset to be held and used is evaluated by comparing the carrying amount of the intangible asset to its future net undiscounted cash flows. If the intangible asset is considered to be impaired, the impairment loss is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset, calculated using a discounted future cash flow analysis. The Company uses estimates and judgments in its impairment tests, and if different estimates or judgments had been utilized, the timing or the amount of the impairment charges could be different .
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
     Non-advertising
     MVAS. MVAS revenues are derived principally from providing mobile phone users with short messaging service (“SMS”), multimedia messaging service (“MMS”), color ring back tone (“CRBT”), wireless application protocol (“WAP”) and interactive voice response system (“IVR”) and Kjava. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
     The Company contracts with mobile operators China Mobile Communication Corporation (“China Mobile”) and its subsidiaries, China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries, and, to a small degree, telecom operators, for billing and transmission services related to the MVAS transmitted to its users. In accordance with EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent,” revenues are recorded on a gross basis when the Company is considered the primary obligor to the MVAS users. Under the gross method, the amounts billed to MVAS users are recognized as revenues and the fees charged or retained by the third-party operators are recognized as cost of revenues. Revenues on MVAS where the Company is not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third-party operators.

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
     Historically, due to the time lag of receiving billing statements from mobile operators and the lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. Such policy has been applied on a consistent basis and does not apply to MVAS revenues from acquired entities Memestar Limited and Crillion Corporation as the acquired entities were able to obtain timely and accurate information to support their revenue estimates at the acquisition dates. For the years ended December 31, 2005 and 2004, the Company recorded MVAS revenues in the amount of $98.1 million and $124.0 million, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS for the years ended December 31, 2005 and 2004 would have been $96.2 million and $125.9 million, respectively.
     China Mobile, China Unicom and most of their subsidiaries have transitioned MVAS providers to a new billing platform for SMS and MMS. The new billing platform resulted in more controls by the mobile operators in the operation, a higher failure rate for fee collection from the Company’s users and made it more difficult for the Company to recruit new users. As a result, the Company’s revenues from MVAS have been reduced significantly. The Company has been monitoring the extent of the impact of the new billing platforms to its business and its confirmation rates used. In addition, the Company has been evaluating the current MVAS revenue recognition policy. If there were no consistent trends with respect to confirmation rates or there were continuous significant true up adjustments to its estimates under the new billing platforms, its current policy of estimating MVAS revenues may not be appropriate and the Company may have to record the MVAS revenues when it receives the billing statements from third-party mobile operators. Due to the time lag in receiving the billing statements, the Company’s MVAS revenues may fluctuate with the collection of billing statements if the Company were to record the MVAS revenues when it received the billing statements.
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

Cost of revenues
     Advertising
     Cost of advertising revenues consists mainly of costs associated with the production of web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs, and equipment depreciation associated with the web site production. Cost of advertising revenues also includes the business taxes levied on advertising sales in China.
     Non-advertising
     Cost of non-advertising revenues consists mainly of fees paid to or retained by the third-party mobile operators for their services relating to the collection of the Company’s MVAS revenues and for using their transmission gateways. Cost of non-advertising revenues also consists of fees or royalties paid to third-party content providers for services and content associated with the MVAS, costs for providing the enterprise services and business taxes levied on non-advertising sales in China.
Product development expenses
     Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of the Company’s web sites as well as costs associated with new product development, such as email, search, instant messaging and casual games. The Company recognizes web site development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of web site content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and, as a result, all product development costs have been expensed as incurred.
Advertising expenses
     Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under sales and marketing expenses. The nature of the Company’s direct advertising activities is such that they are intended to acquire subscribers for subscription-based and usage-based SMS. The Company considered Statement of Position 93-7 – “Reporting on Advertising Costs” (“SOP 93-7”) issued by the American Institute of Certified Public Accountants (“AICPA”) and concluded that the criteria specified for capitalizing the costs of direct response advertising for subscription-based SMS were not met. Advertising expenses for fiscal years 2005, 2004 and 2003 were $28.6 million, $20.9 million and $6.3 million, respectively.
Stock-based incentive compensation
     The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) as amended by FIN 44, “Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion No. 25” and EITF No. 00-23, “Issues Related to the Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44” and complies with the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). Under APB No. 25, as amended, compensation cost is, in general, recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. Total compensation cost as determined at the grant date of option is recorded in shareholders’ equity as additional paid-in capital with an offsetting entry recorded to deferred stock compensation. Deferred stock compensation is amortized over the vesting period of 4 years on an accelerated basis using the model presented in paragraph 24 of FIN 28. Accordingly, the percentages of the deferred compensation amortized in the first, second, third and fourth years following the option grant date are approximately 52%, 27%, 15% and 6%, respectively. SFAS 148 amends SFAS 123 to provide alternative methods of transition for companies that voluntarily change to the fair value-based method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Had compensation cost for the Company’s stock-based compensation plans been determined based on the fair value at the grant dates for the awards under the method prescribed by SFAS 123, the Company’s net income per share would have been adjusted to the pro forma amounts as follows:

	Years ended December 31,
	2005	2004	2003
	( in thousands)
Net income:
As reported	$43,115	$65,996	$31,423
Add: Stock-based employee compensation expenses included in reported net income	—	—	554
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(73)	(135)	(119)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(9,332)	(11,063)	(7,712)

Pro forma	$33,710	$54,798	$24,146

Basic net income per share:
As reported	$0.82	$1.33	$0.66

Pro forma	$0.64	$1.09	$0.50

Diluted net income per share:
As reported	$0.75	$1.15	$0.58

Pro forma	$0.59	$0.95	$0.44

     For purposes of computing pro forma net income, the Company estimates the fair value of option grants and employee stock purchase plan purchase rights using the Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and employee stock purchase plan shares. In addition, option valuation models require the input of highly subjective assumptions, including expected stock price volatility. Because additional stock options are expected to be granted each year, the pro forma disclosures are not representative of effects on reported financial results for future years. The assumptions used to value the option grants and purchase rights were as follows:

	Years ended December 31,
	2005	2004	2003
Risk-free interest rate	2.93% - 4.09%	1.19% - 3.32%	2.04% - 3.47%
Expected life (in years)	1-4	1-4	1-4
Expected dividend yield	—	—	—
Volatility	61% - 87%	88% - 91%	93%
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

Foreign currency
     The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Hong Kong and Taiwan use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in interest and other income, net. During the year ended December 31, 2005, the foreign currency translation adjustments to the Company’s comprehensive income was $4.8 million and the currency translation loss was approximately $0.2 million, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar.
Net income per share
     Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period.
     Per EITF Issue No. 04-08, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share” (“EITF 04-08”), which became effective for reporting periods ending after December 15, 2004, contingently convertible debt are included in diluted earnings per share computations regardless of whether the market price trigger has been met. As a result of adopting EITF 04-08 for the three months ended December 31, 2004, and retroactively, the Company included the dilutive effect of its outstanding contingent convertible debt in its diluted earnings per share calculations. The retroactive application of EITF 04-08 resulted in a reduction of $0.02 to the diluted earnings per share for the three months ended September 30, 2004 and had no impact to the diluted earnings per share for all other prior periods.
Comprehensive income
     Comprehensive income is defined as the change in equity of a company during a period from transactions and other events and circumstances excluding transactions resulting from investments from owners and distributions to owners. For the Company, comprehensive income for the periods presented includes net income, foreign currency translation adjustments and unrealized gains (losses) on marketable securities classified as available for sale.
Recent accounting pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company is required to adopt SFAS 123R and related FASB Staff Positions (“FSPs”) in the first quarter of fiscal 2006 and will recognize stock-based compensation expense using the modified prospective method. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Incentive Compensation” above for the pro forma net income and net income per share amounts for fiscal 2003 — 2005, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock-based incentive awards. For the purpose of pro forma disclosure of share-based compensation expense under APB 25 and SFAS 123, the Company has applied the accelerated amortization method outlined in FIN 28. Upon adoption of SFAS 123R, the Company will continue to amortize stock compensation expense related to options granted before December 31, 2005 using the accelerated method. For options and other equity-based awards granted after December 31, 2005, the Company will amortize stock compensation expense using the straight-line method. Based on unvested options as of December 31, 2005, and excluding any new options that may be granted, the Company estimates that the impact to the first quarter of 2006 to be in the range of $1.5 to $1.6 million.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces APB Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

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
     The aggregate purchase price of $24.3 million is comprised of five elements: (a) $10.3 million in cash paid at the closing of the acquisition; (b) 560,369 newly issued SINA ordinary shares, valued at $4.3 million at the time of signing the definitive agreement, delivered at the closing of the acquisition; (c) $5.3 million in cash paid in four equal installments after the closing date of the acquisition; (d) 560,369 newly issued SINA ordinary shares, valued at $4.3 million at the time of signing the definitive agreement, to be delivered on the first anniversary of the closing date of the acquisition, 383,733 of which were issued in August 2003, prior to the first anniversary of the closing, as a result of an amendment to the share purchase agreement; and (e) approximately $0.1 million in legal and professional fees related to the acquisition.
     The purchase price was allocated as follows (in thousands):

Cash	$2,356
Accounts receivable	2,946
Other assets	351
Intangible assets	2,228
Goodwill	18,091
Current liabilities	(1,717)

Purchase price	$24,255

     Amortizable intangible assets acquired, including customer lists and non-compete arrangements with certain Memestar executives, have estimated useful lives ranging from fourteen to eighteen months. Goodwill of $18.1 million represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The purchase allocation for Memestar acquisition is based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the signing of the definitive agreement, the Company obtained effective control over Memestar. Accordingly, the operating results of Memestar have been consolidated with those of the Company starting January 6, 2003.
     Bravado. In February 2004, the Company completed the acquisition of Bravado Investments Limited, (“Bravado”), which was engaged in the business of providing online and offline hotel reservation services under the brand Fortune Trip in the PRC. The aggregate purchase price was $1.8 million comprised of two elements: (a) $1.8 million in cash; and (b) approximately $24,000 in legal and professional fees related to the acquisition, which was allocated as follows (in thousands):

Cash	$64
Accounts receivable	82
Other assets	109
Intangible assets	895
Goodwill	824
Current liabilities	(138)

Purchase price	$1,836

     Amortizable intangible assets acquired, including hotel reservation contracts and non-competition arrangements with certain Bravado executives, had estimated useful lives ranging from twenty-eight to thirty-six months. Goodwill of $0.8 million represented the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually.
     In the three months ended September 30, 2005, the Company completed the sale of Bravado and exited the online hotel booking business. The sale price was approximately $3.8 million less certain liabilities that the buyer agreed to assume. As a result of this transaction, the Company recognized a gain of $1.5 million during the three months ended September 30, 2005 and is entitled to additional payments up to $0.6 million within the next 15 months, assuming certain conditions are satisfied.

     Crillion. In March 2004, the Company completed the acquisition of Crillion Corporation, a British Virgin Islands limited liability corporation (“Crillion”), through a purchase of all of the outstanding shares of Crillion. As a result of such acquisition, Crillion became a wholly-owned subsidiary of SINA. Crillion, through its subsidiary and exclusive contractual arrangement with a local entity in the PRC, is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance the Company’s MVAS offerings as well as increase its market share in the MVAS market in China.
     The aggregate purchase price is comprised of an initial consideration and two contingent considerations based on Crillion’s financial performances in 2004 and 2005. The initial consideration of $19.0 million is comprised of three elements: (a) $10.0 million in cash; (b) 195,593 newly issued SINA ordinary shares, valued at $8.5 million at the time of closing, delivered at the closing of the acquisition; and (c) approximately $0.5 million in legal and professional fees related to the acquisition. The two contingent considerations based on its 2004 and 2005 financial performances totaled $40.9 million, and were recorded as additional goodwill.
     The total purchase price was allocated as follows (in thousands):

Cash	$1,453
Accounts receivable	3,845
Other assets	772
Intangible assets	4,466
Goodwill	50,800
Current liabilities	(1,475)

$59,861

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. As of December 31, 2005, total goodwill recorded for the Crillion acquisition was $50.8 million, which included an initial payment of $9.9 million, representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and two contingent considerations totaled $40.9 million for the achievement of the 2004 and 2005 performance targets. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment at least annually. The initial purchase price allocation for the Crillion acquisition was based on an appraisal performed by an independent appraisal firm in the United States. Immediately after the closing of the acquisition, the operating results of Crillion were consolidated with those of the Company starting March 25, 2004.
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
     Davidhill owns the UC instant messaging technology platform and certain fixed assets (the “asset group”) via its wholly-owned subsidiary in the PRC. Davidhill and its subsidiary have not commenced generating any revenue from the UC instant messaging services. The Company acquired the asset group through a purchase of all of the outstanding shares of Davidhill. As a result of such acquisition, Davidhill became a wholly-owned subsidiary of SINA. The Company considered EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” and concluded that the asset group constitutes a business. The Company therefore applied SFAS141, “Business Combinations” to account for the acquisition of Davidhill.
     The aggregate purchase price is comprised of an initial consideration and a contingent consideration for a total of $24.7 million. The initial consideration of $15.3 million is comprised of three elements: (a) $12.6 million in cash; (b) 63,828 newly issued SINA ordinary shares, valued at $2.4 million in accordance with the average of per share closing prices of SINA ordinary shares on the Nasdaq National Market during the thirty (30) calendar days immediately preceding July 1, 2004, delivered at the closing of the acquisition; and (c) approximately $0.3 million in legal and professional fees related to the acquisition. The contingent consideration of $9.5 million was based on certain concurrent online user targets reached in the three months ended September 30, 2005 and was recorded as additional goodwill.

     The total purchase price of $24.7 million was allocated as follows (in thousands):

Cash	$10
Fixed assets	187
Intangible assets	10,780
Goodwill	13,772

Purchase price	$24,749

     Amortizable intangible assets acquired, including technology and non-competition arrangements with certain Davidhill executives, have estimated useful lives ranging from twenty-seven months to ten years. Goodwill of $13.8 million represents the excess of the total purchase price over the fair value of the net tangible and identifiable intangible assets acquired and is not deductible for tax purposes. In accordance with SFAS 142, goodwill is not amortized but is tested for impairment at least annually. The initial purchase price allocation for the Davidhill acquisition was based on an appraisal performed by an independent appraisal firm in the United States. The operating results of Davidhill were consolidated with those of the Company starting July 1, 2004 after the Company took effective control over the operations of Davidhill.
3. Goodwill and intangible assets, net
     The following table summarizes goodwill from the Company’s acquisitions:

	December 31,
	2005	2004
	(In thousands)
Davidhill	$13,772	$4,273
Crillion	50,800	37,984
Bravado	—	824
Memestar	18,091	18,091

Total	$82,663	$61,172

     The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of December 31, 2005 and 2004.
     The following table summarizes intangible assets ,net:

	December 31, 2005			December 31, 2004
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
	(In thousands)
Content provision contracts	$81	$(81)	$—	$81	$(37)	$44
Hotel reservation contracts	—	—	—	774	(304)	470
Customer lists	3,466	(3,466)	—	3,466	(2,410)	1,056
Non-Compete agreements	3,627	(2,691)	936	3,748	(1,885)	1,863
Technology	10,300	(1,545)	8,755	10,300	(515)	9,785

	$17,474	$(7,783)	$9,691	$18,369	$(5,151)	$13,218

     The intangible assets are all amortizable and have original estimated useful lives as follows:
Content provision contracts—twenty months;
Hotel reservation contracts— twenty-eight months;
Customer lists—fourteen to sixteen months;
Non-compete agreements—eighteen to thirty-six months; and
Technology—10 years.
     Amortization expense related to intangible assets was $3.2 million, $3.5 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, estimated amortization expenses for future periods are expected to be as follows:

Fiscal year	(In thousands)
2006	$1,820
2007	1,176
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$9,691

4. Investment in Tidetime Sun
     Investment in Tidetime Sun is accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classified as available for sale. The fair value of this investment declined $3.2 million during fiscal 2005 as compared to its cost basis of $3.9 million. The Company considered the decline in the fair value to be other-than-temporary and recorded an impairment loss. The fair value of this investment was $0.7 million as of December 31, 2005. At March 10, 2006, the fair value of this investment was approximately $1.0 million. The Company will continue to monitor the investment, and if there is a decline in fair value that is deemed to be other-than-temporary, the Company may have to recognize additional impairment charges in future periods.
5. Equity investments
     Equity investments, comprised of direct investments in Shanghai-NC SINA, a joint venture with NC Soft, a Korean online game company, a joint venture of China Online Auction Limited (“COAL”, a.k.a. 1Pai.com ), a joint venture with Yahoo! Inc., and privately held companies, were accounted for using the equity method of accounting. The following sets forth the movements of the Company’s equity investments.

	Shanghai NC-SINA	COAL	Others	Total
	(In thousands)
Balances at December 31, 2003	$1,583	$—	$502	$2,085
Investments	765	4,100	1,225	6,090
Sale of investment	—	—	(469)	(469)
Share of loss on equity investments	(964)	(2,168)	(33)	(3,165)

Balances at December 31, 2004	1,384	1,932	1,225	4,541
Investments	—	1,749	1,275	3,024
Sale of investment *	—	(1,494)	—	(1,494)
Share of gain (loss) on equity investments	33	(2,187)	(656)	(2,810)

Balances at December 31, 2005	$1,417	$—	$1,844	$3,261

*	In December 2005, the Company sold its 33% interest in COAL to Alibaba.com and recorded a gain of $2.6 million.
6. Cash, cash equivalents and short-term investments
     Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
		(In thousands)
Cash and cash equivalents:
Cash	$78,704	$—	$—	$78,704
Cash equivalents:
Bank time deposits	36	—	—	36
Commercial paper	8,973	—	—	8,973
Investment in money market accounts	697	—	—	697

	9,706	—	—	9,706

	88,410	—	—	88,410

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
		(In thousands)
Short-term investments:
Bank time deposits	128,787	—	—	128,787
U.S. Treasury and federal agency bonds	19,112	—	(1,386)	17,726
Corporate bonds and notes	62,259	82	(787)	61,554
Floating rate notes	5,024	—	(812)	4,212

	215,182	82	(2,985)	212,279

Total cash, cash equivalents and short-term investments	$303,592	$82	$(2,985)	$300,689

     Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2004:

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
		(In thousands)
Cash and cash equivalents:
Cash	$101,711	$—	$—	$101,711
Cash equivalents:
Bank time deposits	6,068	—	—	6,068
Commercial paper	18,988	—	—	18,988
Investment in money market accounts	27,001	—	—	27,001

	52,057	—	—	52,057

	153,768	—	—	153,768

Short-term investments:
Bank time deposits	1,329	—	—	1,329
Securities	209	42	—	251
Supranational Bonds	5,046	—	(31)	5,015
U.S. Treasury and federal agency bonds	21,069	—	(945)	20,124
China government and agency bonds	47,382	—	—	47,382
Corporate bonds and notes	43,789	—	(661)	43,128
Floating rate notes	4,958	—	(320)	4,638

	123,782	42	(1,957)	121,867

Total cash, cash equivalents and short-term investments	$277,550	$42	$(1,957)	$275,635

     In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
		unrealized		unrealized		unrealized
	Fair value	losses	Fair value	losses	Fair value	losses
			(In thousands)
U.S. Treasury and federal agency bonds	$—	$—	$17,605	$(1,386)	$17,605	$(1,386)
Corporate bonds and notes	19,833	(280)	16,867	(507)	36,700	(787)
Floating rate notes	—	—	4,150	(812)	4,150	(812)

	$19,833	$(280)	$38,622	$(2,705)	$58,455	$(2,985)

     Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.
     See Note 1 for the Company’s policy on available-for-sale securities.

     The following table summarizes the contractual maturities of available-for-sale debt securities at December 31, 2005:

		Estimated fair
	Carrying value	value
	(In thousands)
Short-term investments:
Due within one year	$173,853	$173,657
Due one to five years	25,366	24,688
Due after five years	15,963	13,934

	$215,182	$212,279

7. Balance Sheet Components

	December 31,
	2005	2004
	(In thousands)
Accounts receivable, net:
Accounts receivable	$36,383	$41,696
Allowance for doubtful accounts:
Balance at beginning of year	(1,754)	(1,577)
Charge to expenses	(2,271)	(1,060)
Write-off, net of recoveries	1,582	883

Balance at end of year	(2,443)	(1,754)

	$33,940	$39,942

Property and equipment, net:
Computers and equipment	$41,836	$30,760
Furniture and fixtures	2,744	1,695
Automobiles	216	239
Leasehold improvements	4,724	2,904

	49,520	35,598
Less: Accumulated depreciation	(27,313)	(19,446)

	$22,207	$16,152

Accrued liabilities:
Payroll and related expenses	$3,786	$3,984
Customer advances	6,601	9,717
Business taxes	2,933	1,905
Sales rebates	5,623	7,234
Marketing expenses	1,687	2,600
Professional fees	2,494	1,534
Content fees	3,215	3,675
Withholding payroll taxes	740	3,964
Payment for Crillion acquisition	11,266	28,087
Others	4,890	5,684

	$43,235	$68,384

8. Related Party Transactions
     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s website. The contract terms are at rates and terms that are comparable with those entered into with independent third parties. Revenues derived from the advertising arrangements with Shanghai NC-SINA were approximately $0.5 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. The Company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of December 31, 2005 and 2004, the balances for such customer advances were $1.8 million and $3.7 million, respectively.
     As part of the joint venture arrangement with COAL, the Company agreed to divert a certain number of users to COAL’s auction site in exchange for an equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement were recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Non-advertising revenue from this arrangement was $0.9 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.
9. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions - the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2005. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2005, 2004 and 2003, and the Company has recorded income tax provisions for the years ended December 31, 2005, 2004 and 2003.
     The components of income before income taxes are as follows:

	Years ended December 31,
	2005	2004	2003
	(In thousands, except percentage)
Loss subject to non China operation	$(6,349)	$(7,798)	$(11,864)
Income subject to China operation	51,874	77,022	44,182

Income before taxes	$45,525	$69,224	$32,318

Income tax expenses subject to China operation	$2,410	$3,228	$895
Effective tax rate for China operation	5%	4%	2%
Cayman Islands
     Under the current tax laws of Cayman Islands, the Company is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.
United States of America
     The components of income (loss) before income taxes separating U.S. and non U.S. operations are as follows:

	Years ended December 31,
	2005	2004	2003
		(In thousands)
Income (loss) subject to U.S. operation (including Taiwan branch)	$(446)	$41	$(1,515)
Loss subject to other operations	(5,903)	(7,839)	(10,349)
Income subject to China operation	51,874	77,022	44,182

Income before taxes	$45,525	$69,224	$32,318

     As of December 31, 2005, the Company’s subsidiary in the United States of America had approximately $75.6 million of federal and $32.8 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in the years ending December 31, 2011 through 2026, and the state net operating loss carryforwards will expire, if unused, in the years ending December 31, 2010 through 2016. Included in the net operating loss carryforwards is $32.0 million and $19.8 million of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at December 31, 2005 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.
     The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
		(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$27,848	$20,817	$18,251
Allowances for doubtful accounts, accruals and other liabilities	117	131	139
Other tax credits	346	549	564

Total deferred tax assets	28,311	21,497	18,954
Less: valuation allowance	(28,311)	(21,497)	(18,954)

Deferred tax assets	$—	$—	$—

Hong Kong
     As of December 31, 2005, the Company’s Hong Kong subsidiary had approximately $11.5 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Hong Kong subsidiary at December 31, 2005 consists mainly of net operating loss carryforwards and were fully reserved as the management believes it is more likely than not that these assets will not be realized in the future.
     The following table set forth the significant components of the net deferred tax assets for Hong Kong operation as of December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
		(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,013	$1,798	$1,778
Allowances for doubtful accounts, accruals and other liabilities	—	—	16

Total deferred tax assets	2,013	1,798	1,794
Less: valuation allowance	(2,013)	(1,798)	(1,794)

Deferred tax assets	$—	$—	$—

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
Composition of income tax expenses for China operation
     The following table sets forth current and deferred portion of income tax expenses of the Company’s China subsidiaries and VIEs, which were included in the consolidated statements for the periods presented:

	Years ended December 31,
	2005	2004	2003
		(In thousands)
Current income taxes expenses	$(2,671)	$(3,441)	$(1,802)
Change in deferred tax assets	2,492	(1,113)	1,545
Change in valuation allowance	(2,231)	1,326	(638)

Income tax expenses	$(2,410)	$(3,228)	$(895)

Reconciliation of the differences between statutory tax rate and the effective tax rate for China operation
     The following table sets forth reconciliation between the statutory EIT rate and the effective tax rate for China operation for the periods presented:

	Years ended December 31,
	2005	2004	2003
Statutory EIT rate	33%	33%	33%
Tax differential from statutory rate applicable to the subsidiaries and VIEs	(2%)	(1%)	(1%)
Effect on tax holiday	(31%)	(32%)	(30%)
Permanent differences	1%	2%	2%
Change in valuation allowance	4%	2%	(2%)
Others	—	—	—

Effective tax rate for China operations	5%	4%	2%

     The following table sets forth the significant components of the net deferred tax assets for China operation as of December 31, 2005, 2004 and 2003.

	December 31,
	2005	2004	2003
		(In thousands)
Deferred tax assets:
Net operating loss carryforwards *	$964	$—	$566
Allowances for doubtful accounts, accruals and other liabilities	1,358	260	1,048
Depreciation	1,289	859	619

Total deferred tax assets	3,611	1,119	2,233
Less: valuation allowance	(2,231)	—	(1,326)

Deferred tax assets	$1,380	$1,119	$907

*	The net operating loss carryforwards will expire, if unused, in the years ending December 31, 2008 through 2010.
Aggregate net deferred tax assets
     The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2005, 2004 and 2003:

	December 31,
	2005	2004	2003
		(In thousands)
Short-term deferred tax assets:
Net operating loss carryforwards	$—	$—	$566
Allowances for doubtful accounts, accruals and other liabilities	549	391	1,203
Depreciation	597	429	619

Total deferred tax assets	1,146	820	2,388
Less: valuation allowance	(289)	(131)	(1,481)

Short-term deferred tax assets	$857	$689	$907

Long-term deferred tax assets included in other assets:
Net operating loss carryforwards	$30,825	$22,615	$20,029
Allowances for doubtful accounts, accruals and other liabilities	926	—	—
Depreciation	692	430	—
Other tax credits	346	549	564

Total deferred tax assets	32,789	23,594	20,593
Less: valuation allowance	(32,266)	(23,164)	(20,593)

Long-term deferred tax assets	$523	$430	$—

Net deferred tax assets	$1,380	$1,119	$907

Movement of valuation allowances for deferred tax assets
     The following table sets forth the movement of the aggregate valuation allowances for deferred assets for the periods presented:

	Years Ended December 31,
	2005	2004	2003
		(In thousands)
Balance at beginning of the year	$23,295	$22,074	$19,868
Provision for the year	9,260	2,547	3,348
Recoveries of deferred tax assets	—	(1,326)	(1,142)

Balance at end of the year	$32,555	$23,295	$22,074

10. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years ended December 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Basic net income per share calculation:
Numerator:
Net income used in computing basic net income per share	$43,115	$65,996	$31,423

Denominator:
Weighted average ordinary shares outstanding	52,455	50,274	47,518
Ordinary shares to be issued for business acquisition	30	—	322

Shares used in computing basic net income per share	52,485	50,274	47,840

Basic net income per share	$0.82	$1.33	$0.66

Diluted net income per share calculation:
Numerator:
Net income	$43,115	$65,996	$31,423
Amortization of convertible debt issuance cost	685	685	341

Net income used in computing diluted net income per share	$43,800	$66,681	$31,764

Denominator:
Weighted average ordinary shares outstanding	52,455	50,274	47,518
Weighted average ordinary shares equivalents:
Stock options	2,335	4,053	4,994
Convertible debt	3,877	3,877	1,939
Others	125	—	343

Shares used in computing diluted net income per share	58,792	58,204	54,794

Diluted net income per share	$0.75	$1.15	$0.58

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

China Contribution Plan
     The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the year ended December 31, 2005 , 2004 and 2003, the Company contributed a total of $5.1 million, $4.3 million, $2.3 million, respectively, to these funds.
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
     General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2005, the Company is subject to a maximum appropriation of $11.1 million to these non-distributable reserve funds.
13. Shareholder’s Equity
Stockholder Rights Plan
     On February 18, 2005, Shanda Interactive Entertainment Limited and certain related persons and entities filed a Schedule 13D with the U.S. Securities and Exchange Commission indicating that they beneficially own 19.5% of SINA’s outstanding ordinary shares. For this and other reasons, the Company has put in place a Rights Plan to protect the best interests of all shareholders. In general, the Plan vests stockholders of SINA with rights to purchase ordinary common shares of the Company at a substantial discount from those securities’ fair market value upon a person or group acquiring, without the approval of the Board of Directors, more than 10% of the Company ordinary shares (or, in the case of the members of the Shanda group, the acquisition of an additional 0.5% or more of the Company’s ordinary shares). Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on February 22, 2015.
     In addition, the Company’s Board of Directors has the authority, without further action by its shareholders, to issue up to 3,750,000 preference shares in one or more series and to fix the powers and rights of these shares, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences, any or all of which may be greater than the rights associated with its ordinary shares. Preference shares could thus be issued quickly with terms calculated to delay or prevent a change in control or make removal of management more difficult. Similarly, the Board of Directors may approve the issuance of debentures convertible into voting shares, which may limit the ability of others to acquire control of the Company.
1999 Stock Plan
     In May 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2005, the Company has cumulatively reserved 14,358,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan provides for an annual automatic increase in the number of ordinary shares reserved for issuance under the plan on the first day of 2001, 2002, 2003, 2004 and 2005 fiscal years equal to the lesser of (1) 750,000 shares, (2) 3% of the ordinary shares outstanding on the last day of the immediately proceeding fiscal year, or (3) such lesser number of shares as is determined by the Board. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of December 31, 2005, there were a total of 2,726,000 options outstanding and 2,246,000 options were available for grant under the 1999 Plan.
     Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the 1999 Plan generally vest over a four year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. No shares of such Ordinary Shares issued were subject to repurchase at December 31, 2005.
1999 Executive Stock Option Plan
     In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been reserved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of December 31, 2005, there were a total of 471,000 options outstanding and 30,000 options were available for grant under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices no less than 85% of the estimated fair value of the shares on the date of grant as determined by the Board of Directors, provided, however, that the exercise price of an ISO and NSO shall not be less than 100% and 85% of the estimated fair value of the shares on the date of grant, respectively. The exercise price of an ISO and NSO granted to a 10% shareholder should not be less than 110% of the estimated fair value of the shares on the date of grant. Options granted under the Executive Plan generally vest over a four- year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.
1999 Directors’ Stock Option Plan
     In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a non statutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional non statutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall not be less than 100% of the estimated fair value of the shares on the date of grant and shall have a maximum term of 10 years. All options granted under the Directors’ Plan vest in full immediately upon grant. On September 27, 2005, the shareholders of the Company approved an increase to the aggregate number of ordinary shares issuable under the Directors’ Plan from 750,000 ordinary shares to 1,125,000 ordinary shares. As of December 31, 2005, 413,000 options were outstanding and 405,000 options were available for grant under the Directors’ Plan.

Activities of All Stock Option Plans
     The following table summarizes stock option activity under the Company’s stock option plans:

	Years ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	Outstanding	Price	Outstanding	Price	Outstanding	Price
			(In thousands, except per share data)
Outstanding at beginning of period	5,418	$11.62	6,270	$7.00	6,583	$3.38
Granted	146	26.38	1,644	22.85	2,077	14.42
Exercised	(1,569)	4.30	(2,242)	6.90	(1,668)	3.52
Canceled	(385)	15.59	(254)	11.98	(722)	3.30

Outstanding at period end	3,610	$14.97	5,418	11.62	6,270	7.00

Weighted average fair value of options granted during the year		$10.25		$12.88		$8.56
     At December 31, 2005, approximately 2,681,000 options were available for grant under the plans.

	Options Outstanding at December 31, 2005			Options Exercisable at December 31, 2005
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life(years)	Price	Exercisable	Price
	(In thousands, except per share data)			(In thousands, except per share data)
$0.16 - $1.88	685	5.33	$1.46	541	$1.35
$1.94 - $12.98	1,086	6.28	10.44	701	9.33
$15.00 - $20.86	1,161	8.16	19.84	422	19.20
$24.23 - $36.40	678	8.56	27.53	446	29.16

	3,610			2,110

     Stock-based compensation. The Company recorded cumulative deferred stock compensation, which represents the difference between the exercise price of options granted and the fair market value of the underlying stock at the date of grant. Deferred stock compensation is amortized on an accelerated basis over the vesting period of the applicable options, which is generally four years. The amortization of deferred compensation was nil, nil and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Employee Stock Purchase Plan
     In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase shares of the Company’s Ordinary Share. The Purchase Plan offers automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The 1999 Employee Stock Purchase Plan became effective on the effective date of the initial public offering. As of December 31, 2005, total contributions by employees to the Purchase Plan were $1.4 million and 243,000 shares had been issued under the Purchase Plan. The plan was terminated by the Board of the Directors of the Company effective as of August 1, 2005.

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
     The following is a summary of revenues, cost of revenues and gross profit margins:

	Years ended December 31,
	2005	2004	2003
	(In thousands, except percentages)
Revenues:
Advertising	$84,999	$65,417	$41,173
MVAS	98,070	123,954	64,377
Others	10,483	10,616	8,735

	$193,552	$199,987	$114,285

Cost of Revenues:
Advertising	$27,627	$22,187	$14,001
MVAS	33,814	38,277	19,455
Others	1,666	1,147	950

	$63,107	$61,611	$34,406

Gross profit margins:
Advertising	67%	66%	66%
MVAS	66%	69%	70%
Others	84%	89%	89%
Overall	67%	69%	70%
     The following is a summary of the Company’s geographic operations:

	China	U.S.	Hong Kong	Taiwan	Total
		(In thousands)
Year ended and as of December 31, 2005:
Revenues	$189,207	$2,060	$1,775	$510	$193,552
Long-lived assets	21,746	143	175	143	22,207
Year ended and as of December 31, 2004:
Revenues	$194,921	$2,281	$1,807	$978	$199,987
Long-lived assets	15,468	59	179	446	16,152
Year ended and as of December 31, 2003:
Revenues	$108,507	$2,398	$1,854	$1,526	$114,285
Long-lived assets	7,592	66	132	856	8,646
     Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise the net book value of property and equipment.
15. Certain risks and concentrations
     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, marketable debt securities and accounts receivable. The Company limits its exposure to credit loss by depositing its cash and cash equivalents with financial institutions in the U.S., the PRC, Hong Kong and Taiwan that management believes are of high credit quality. The Company usually invests in marketable debt securities with A ratings or above.
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of December 31, 2005 and 2004, respectively, approximately 97% and 98% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the years ended December 31, 2005 and 2004. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of December 31, 2005 and 2004. For its MVAS operations in the PRC, the Company mainly contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 51% and 62% of the Company’s net revenues for the years ended December 31, 2005 and 2004, respectively. SMS revenue accounted for 37% and 52% of the Company’s net revenues for the years ended December 31, 2005 and 2004, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write-off of bad debts.
     China Mobile and its subsidiaries accounted for 46%, 54% and 53% of the Company’s total net revenues for the years ended December 31, 2005, 2004 and 2003, respectively. It also accounted for 26% and 47% of the Company’s total accounts receivable as of December 31, 2005 and 2004, respectively.
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
     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2005, the Company is subject to a maximum appropriation of $11.1 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 9 — Income Taxes.
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi as of December 31, 2005. The Company’s cash, cash equivalents and short-term investments balance denominated in Chinese renminbi was approximately $187.2 million, which accounted for approximately 62% of its total cash, cash equivalents and short-term investment balance as of December 31, 2005. The Company’s accounts receivable balance denominated in Chinese renminbi was approximately $32.9 million, which accounted for approximately 97% of its total accounts receivable balance. The Company’s liabilities balance denominated in Chinese renminbi was approximately $34.3 million, which accounted for approximately 23% of its total liabilities balance as of December 31, 2005. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.
     The Company performed a test on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) in accordance with SEC Rule 12-04 “Condensed financial information of registrant” and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2005.
16. Convertible debt
     As of December 31, 2005, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bears no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events.

     One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2005, the sale price of SINA ordinary shares did not exceed the threshold set forth in item i) above for the required period of time; therefore, the Notes are therefore not convertible into SINA ordinary shares pursuant to the threshold set forth in item i) above during the quarter ending March 31, 2006.
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
17. Commitments and Contingencies
     Operating lease commitments include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2007. Rental expenses for the years ended December 31, 2005, 2004 and 2003 were $3.1 million, $3.0 million and $1.7 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of December 31, 2005 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( In thousands)
Operating lease commitments	3,476	1,423	2,053	—	—
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities. Purchase commitments as of December 31, 2005 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( In thousands)
Purchase commitments	13,287	9,108	4,051	46	82

     There are uncertainties regarding the legal basis of our ability to operate an Internet business and telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are such restrictions currently in place, but in addition regulations are unclear as to in which specific segments of these industries companies with foreign investors, including us, may operate. Therefore, we might be required to limit the scope of our operations in China, and this could have a material adverse effect on our financial position, results of operations and cash flows.
     For a discussion of current lawsuits, please refer to Item 3 Legal Proceedings.
Supplementary Financial Data (unaudited)
Quarterly financial result
     The following table reflects the Company’s unaudited quarterly consolidated statement of operations data for the quarters presented. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data. Please refer to the Company’s consolidated financial statements and the notes thereto for an explanation of the computation of basic and diluted net income per share.

	Quarterly results for the year ended December 31, 2005
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005
		(In thousands, except per share amounts)
Net revenues	$51,950	$49,624	$46,130	$45,848
Gross profit	34,192	33,544	31,795	30,914
Net income	$13,759	$9,093	$9,953	$10,310
Basic net income per share	$0.26	$0.17	$0.19	$0.20
Shares used in computing basic net income per share	53,208	53,099	52,111	51,431
Diluted net income per share	$0.24	$0.16	$0.17	$0.18
Shares used in computing diluted net income per share	58,814	58,774	58,783	58,502

	Quarterly results for the year ended December 31, 2005
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2004	2004	2004	2004
		(In thousands, except per share amounts)
Net revenues	$56,899	$52,505	$49,195	$41,388
Gross profit	38,966	35,650	34,898	28,862
Net income	$17,433	$14,503	$18,018	$16,042
Basic net income per share	$0.35	$0.29	$0.36	$0.33
Shares used in computing basic net income per share	50,967	50,387	50,257	49,329
Diluted net income per share	$0.30	$0.25	$0.31	$0.28
Shares used in computing diluted net income per share	58,729	57,763	58,110	57,826
Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedureswere effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.
Management’s Report on Internal Control over Financial Reporting
     Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages 51 and 52, respectively.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B: Other information
None.

PART III
Item 10. Directors and Executive Officers of the Registrant
We incorporate the information required by this item by reference to our Proxy Statement for our 2006 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2005. We refer to this proxy statement as the 2006 Proxy Statement.
Item 11. Executive Compensation
We incorporate the information required by this item by reference from our 2006 Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
We incorporate the information required by this item by reference from our 2006 Proxy Statement.
Item 13. Certain Relationships and Related Transactions
We incorporate the information required by this item by reference from our 2006 Proxy Statement.
Item 14. Principal Accountant Fees and Services
We incorporate the information required by this item by reference from our 2006 Proxy Statement.
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this report:
     (1) Consolidated Financial Statements: See Index to the Consolidated Financial Statements under Item 8 on page 50 of this report.
     (2) Financial Statement Schedules: See Index to the Consolidated Financial Statements under Item 8 on page 50 of this report.
     (3) Exhibits are incorporated herein by reference or are filed with this report at Exhibit Index (numbered in accordance with Item 601 of Regulation S-K).
SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA Corporation
By:	/s/ Charles Chao
Charles Chao
President and Chief Financial Officer

Date: March 15, 2006

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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ YAN WANG Yan Wang	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ CHARLES CHAO Charles Chao	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ YONGJI DUAN Yongji Duan	Chairman of the Board	March 15, 2006

/s/ PEHONG CHEN Pehong Chen	Director	March 15, 2006

/s/ XIAOTAO CHEN Xiaotao Chen	Director	March 15, 2006

/s/ HURST LIN Hurst Lin	Director	March 15, 2006

/s/ LIP-BU TAN Lip-Bu Tan	Director	March 15, 2006

/s/ TER-FUNG TSAO Ter-Fung Tsao	Director	March 15, 2006

/s/ YICHEN ZHANG Yichen Zhang	Director	March 15, 2006

/s/ SONGYI ZHANG SongYi Zhang	Director	March 15, 2006

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.4	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description
10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.5#	Form of share option agreement under the amended SINA.com 1999 Stock Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.6#	1999 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.7#	Form of subscription agreement under the 1999 Employee Stock Purchase Plan (Filed as Exhibit 10.5 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.8#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.9#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.10#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.11	Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou (Filed as Exhibit 10.7 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.12	Supplements to Lease Contract dated September 2003 between Guangzhou Urban Construction & Development Co., Ltd and Guangzhou Media Message Technologies, Inc. for offices located at Floor 10, No. 123, Tiyu West Street, Tianhe District, Guangzhou (Filed as Exhibit 10.8 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.13	Lease Contract dated September 29, 2003 between Beijing Wanyujiaye Real Estate Agency Co., Ltd and Beijing Sina Information Technology Co., Ltd for offices located at Floor 16, Building C, Area A, SOHO, No. 88, Jianguo Street, Chaoyang District, Beijing (Filed as Exhibit 10.9 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.14	First Amendment to Sublease dated November 24, 2003 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.11 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.15	Sublease dated January 11, 2002 between E.PIPHANY, Inc. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California (Filed as Exhibit 10.56 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2002, and incorporated herein by reference).

Exhibit
Number	Description
10.16	Office Lease dated July 18, 2002 between Shanghai Four Seasons Tong Ren Real Estate Developing Co., Ltd and Beijing Stone Rich Sight Information Technology Co., Ltd for office located at Suite 1802-5 United Plaza, 1468 Nanjing West Street, Jingan District, Shanghai, China (Filed as Exhibit 10.61 to the Company’s Report on Form 10-K for year ended June 30, 2002, and incorporated herein by reference).

10.17	Lease Agreement and supplemental agreements of Modern City dated June 6, 2003 and July 23, 2003 among Li Yanping, Wei Yingkui and Beijing Sina Information Technology Co., Ltd. for offices located at 18th Floor, Block C, SOHO Modern City, 88 Jianguo Road, Chaoyang District, Beijing, China (Filed as Exhibit 10.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

10.18	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and incorporated herein by reference).

10.19	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.20	Office Lease dated November 20, 2004 between Huang Xu, Xiu-Xiang and SINA.Com Online for offices located at 5F, No. 362, Dun-Hua S.Rd., Sec. 1, Ta An District, Taipei City Taiwan (Filed as Exhibit 10.49 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.21	Office Lease dated November 11, 2004 between Man Hing Hong Land Investment Company Limited and Sina.com (Hong Kong) Limited for the office located at Room 1003-4, 10/F, Manyee Building, 68 Des Voeux Road Central, Hong Kong (Filed as Exhibit 10.50 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.22	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.23	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.24	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.25	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.26	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description
10.27	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.28	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.29	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.30	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.31#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.32#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.33#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference).

10.34#	Employment Agreement dated June 1, 2002 between Charles Chao and SINA.com (Filed as Exhibit 10.60 to the Company’s Report on Form 10-K for the year ended June 30, 2002, and incorporated herein by reference).

10.35	Agreement and Mutual Release, dated as of May 11, 2003, by and between the Company and Daniel Mao (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

10.36	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.37	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.38	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.39	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

Exhibit
Number	Description
10.40	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.41	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.42	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.43	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.44	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.45	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.46	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.47*	Office Lease Agreement dated August 12, 2005 between EOP-PENINSULA OFFICE PARK, L.L.C. and SINA.com Online for offices located at 2988 Campus Drive, Suite 100, San Mateo, California.

10.48*	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Infinity Advertising Co., Ltd.

10.49*	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd.

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney (appears on the signature page of this report).

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.