Form 10-Q
period 2006-03-31
SINA CORP
filed 2006-05-10
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☑ Large accelerated filer           ☐ Accelerated filer           ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The number of the registrant’s ordinary shares outstanding as of May 5, 2006 was 53,529,031.

SINA CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SINA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	March 31,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$110,139	$88,410
Short-term investments	194,272	212,279
Accounts receivable, net of allowances for doubtful accounts of $2,722 and $2,443, respectively	34,865	33,940
Short-term deferred tax assets	863	857
Prepaid expenses and other current assets	6,852	11,523

Total current assets	346,991	347,009

Investment in Tidetime Sun	993	716
Property and equipment, net	21,839	22,207
Equity investments	3,718	3,261
Intangible assets, net	9,223	9,691
Goodwill	82,663	82,663
Other assets	2,911	3,174

Total assets	$468,338	$468,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,920	$1,582
Accrued liabilities	31,389	43,235
Income taxes payable	4,338	4,282

Total current liabilities	37,647	49,099

Convertible Debt	100,000	100,000

Total liabilities	137,647	149,099

Commitments and contingencies (Note 13)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 53,527 and 53,265 shares issued and outstanding	7,119	7,084
Additional paid-in capital	287,128	284,559
Retained earnings	33,093	26,057
Accumulated other comprehensive income (loss):
Unrealized loss on investments in marketable securities	(2,961)	(2,903)
Cumulative translation adjustments	6,312	4,825

Total shareholders’ equity	330,691	319,622

Total liabilities and shareholders’ equity	$468,338	$468,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended
	March 31,
	2006	2005
Net revenues:
Advertising	$22,181	$16,648
Non-advertising	24,531	29,200

	46,712	45,848

Cost of revenues(*):
Advertising	8,298	5,894
Non-advertising	9,747	9,040

	18,045	14,934

Gross profit	28,667	30,914

Operating expenses:
Sales and marketing (*)	11,805	11,484
Product development (*)	4,610	3,702
General and administrative (*)	5,157	4,697
Amortization of intangible assets	468	1,041

	22,040	20,924

Income from operations	6,627	9,990
Interest and other income	1,728	1,588
Amortization of convertible debt issuance cost	(171)	(171)
Loss on equity investments	(343)	(566)

Income before income taxes	7,841	10,841

Provision for income taxes	(805)	(531)

Net income	$7,036	$10,310

Basic net income per share	$0.13	$0.20

Shares used in computing basic income per share	53,438	51,431

Diluted net income per share	$0.12	$0.18

Shares used in computing diluted income per share	58,617	58,502

(*)	Cost of revenues and expenses for the three months ended March 31, 2006 included stock-based compensation expense in accordance with SFAS 123R, which the Company adopted on January 1, 2006. See Note 10 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Additional		Other	Total
	Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity
Balances at December 31, 2005	53,265	$7,084	$284,559	$26,057	$1,922	$319,622
Comprehensive income:
Net income	—	—	—	7,036	—	7,036
Unrealized loss on marketable securities	—	—	—	—	(58)	(58)
Currency translation adjustments	—	—	—	—	1,487	1,487

Total comprehensive income						328,087

Stock-based compensation	—	—	1,516	—	—	1,516
Issuance of ordinary shares pursuant to stock plans	78	10	1,078	—	—	1,088
Business acquisition	184	25	(25)	—	—	—

Balances at March 31, 2006	53,527	$7,119	$287,128	$33,093	$3,351	$330,691

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Ordinary Shares		Paid-in	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit)	Income(Loss)	Equity
Balances at December 31, 2004	51,359	$6,834	$263,912	$(17,058)	$(343)	$253,345
Comprehensive income:
Net income	—	—	—	10,310	—	10,310
Unrealized loss on marketable securities	—	—	—	—	(528)	(528)
Currency translation adjustments	—	—	—	—	16	16

Total comprehensive income						263,143

Issuance of ordinary shares pursuant to stock plans	172	23	1,566	—	—	1,589

Balances at March 31, 2005	51,531	$6,857	$265,478	$(6,748)	$(855)	$264,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three months ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$7,036	$10,310
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in allowance for doubtful accounts	756	(78)
Loss (gain) on sale of business and investments	212	(56)
Loss on equity investments	343	566
Depreciation	2,303	1,999
Stock-based compensation	1,516	—
Amortization of convertible debt issuance cost	171	171
Amortization of intangible assets	468	1,041
Changes in assets and liabilities, net of acquisition and disposal effect:
Accounts receivable	(1,457)	7,889
Prepaid expenses and other current assets	1,552	904
Accounts payable	329	780
Accrued liabilities	(874)	44
Income taxes payable	28	(827)
Other assets	98	(45)

Net cash provided by operating activities	12,481	22,698

Cash flows from investing activities:
Proceeds from sale (purchases) of short-term investments	18,566	(11,701)
Cash paid for business acquisition	(11,266)	(12,038)
Purchases of property and equipment	(1,793)	(3,303)
Equity investments	—	(800)
Proceeds from sale of business and investments	2,263	286

Net cash provided by (used in) investing activities	7,770	(27,556)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	1,088	1,589

Net cash provided by financing activities	1,088	1,589

Effect of exchange rate change on cash and cash equivalents	390	—

Net increase (decrease) in cash and cash equivalents	21,729	(3,269)
Cash and cash equivalents at the beginning of the period	88,410	153,768

Cash and cash equivalents at the end of the period	$110,139	$150,499

Supplemental disclosure of significant noncash activities:

Ordinary shares issued for business acquisition	$4,145	$—

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
2. Summary of Significant Accounting Policies
     Principles of consolidation and basis of presentation
     The accompanying interim condensed consolidated financial statements have been prepared in conformity with the generally accepted accounting principles in the United States of America (“GAAP”), consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The interim financial information is unaudited but reflects all adjustments which are, in the opinion of management, necessary to provide fair condensed consolidated balance sheets, condensed consolidated statements of operations, condensed consolidated statements of shareholders’ equity and comprehensive income and condensed consolidated statements of cash flows for the interim periods presented. Such adjustments are normal and recurring except as otherwise noted. The Condensed Consolidated Balance Sheets as of December 31, 2005 are derived from the December 31, 2005 audited financial statements, but do not include all disclosures required by accounting principles generally accepted in the United States of America. You should read these interim condensed consolidated financial statements in conjunction with the audited financial statements, including the notes thereto, and the other information set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of March 31, 2006, the total amount of interest-free loans to these PRC employees was $9.5 million. The aggregate accumulated losses of all VIEs as of March 31, 2006 were approximately $3.4 million and have been included in the condensed consolidated financial statements.
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

     During a recent fixed-assets inventory count, the Company noted that a significant portion of certain fully depreciated computer equipment were still in use. The Company changed the estimated useful lives of these computer equipment (e.g., servers and filers), from three years to four years. This change in accounting estimate resulted in a reduction in depreciation expenses of $0.6 million in the first quarter of 2006, of which $0.2 million were in the cost of advertising revenues and $0.4 million were in operating expenses. Depreciation expenses were approximately $2.3 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively.
     The expenditures for repair and maintenance are expensed as incurred. The gain or loss on disposal of property and equipment, the difference between the net sales proceeds and the carrying amount of the relevant assets, is recognized in the consolidated statements of operations.
     Stock-based compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises FASB Statement No. 123, “Accounting-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award. The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. In March 2005, the Securities & Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company elected the modified prospective method and therefore has not restated results for prior periods. The valuation provisions of SFAS 123R apply to new grants and grants that were outstanding as of the effective date. Estimated compensation for grants that were outstanding as of the effective date are recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
     In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock compensation expense from accelerated basis to straight-line basis. Compensation expense for share-based payment awards granted prior to fiscal 2006 will continue to be recognized using the accelerated basis while compensation expense for awards granted after the effective date will be recognized using the straight-line basis.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost estimated for the SFAS 123 pro forma disclosures accounted for forfeitures as they occur. See Note 10 for further discussion on stock-based compensation.
   Recent accounting pronouncements
     There have been no material changes to the recent accounting pronouncements as previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
3. Short-Term Investments
     The investments in marketable debt securities are classified as available-for-sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments. The following table summarizes the contractual maturities of available-for-sale debt securities:

	March 31,	December 31,
	2006	2005
	(in thousands)
Short-term investments:
Due within one year	$159,011	$173,657
Due one to five years	21,568	24,688
Due after five years	13,693	13,934

	$194,272	$212,279

     During the three months ended March 31, 2006 and 2005, the Company recorded unrealized losses of $0.3 million and $0.4 million, respectively, on its marketable debt securities as a component of comprehensive income. The Company considered the declines in value as not other-than-temporary, because the declines in market value were attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
4. Investment in Tidetime Sun
     Investment in Tidetime Sun is accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is classified as available for sale. The fair value of this investment as of March 31, 2006 was $1.0 million, compared to a cost basis of $0.7 million. If there is a decline in fair value that is deemed to be other-than-temporary, the Company may have to recognize impairment charges in future periods.
5. Equity Investments
     Equity investments are accounted for using the equity method of accounting. They are comprised of direct investments in Shanghai-NC SINA, a joint venture with NC Soft, a Korean online game company, and privately held companies.
     The following sets forth the changes in the Company’s equity investments.

	Shanghai NC-SINA	COAL *	Others	Total
	(in thousands)
Balances at December 31, 2005	$1,417	$—	$1,844	$3,261
Additional investment	—	—	800	800
Share of loss on equity investments	(108)	—	(235)	(343)

Balances at March 31, 2006	$1,309	$—	$2,409	$3,718

	Shanghai NC-SINA	COAL	Others	Total
	(in thousands)
Balances at December 31, 2004	$1,384	$1,932	$1,225	$4,541
Additional investment	—	800	—	800
Share of gain (loss) on equity investments	303	(869)	—	(566)

Balances at March 31, 2005	$1,687	$1,863	$1,225	$4,775

*	Equity investment in China Online Auction Limited (“COAL,” a.k.a. 1Pai.com), a joint venture with Yahoo! Inc., was sold to Alibaba.com in December 2005.
6. Intangible Assets
     The following table summarizes intangible assets ,net:

	March 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
			(in thousands)
Non-Compete agreements	3,627	(2,902)	725	3,627	(2,691)	936
Technology	10,300	(1,802)	8,498	10,300	(1,545)	8,755

	$13,927	$(4,704)	$9,223	$13,927	$(4,236)	$9,691

     The intangible assets are all amortizable. Non-compete agreements have original estimated useful lives of eighteen to thirty-six months. Technology has original estimated useful lives of ten years.
     Amortization expense related to intangible assets was $0.5 million and $1.0 million for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, estimated amortization expenses in future periods are expected to be as follows:

Amortization
Fiscal year	expenses
(in thousands)
Remainder of 2006	$1,352
2007	1,176
2008	1,030

Amortization
Fiscal year	expenses
(in thousands)
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$9,223

7. Accrued Liabilities
     During the three months ended March 31, 2006, the Company paid $11.3 million in cash to the prior shareholders of Crillion Corporation for the achievement of the 2005 performance target which was accrued as of December 31, 2005.
8. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions, including China, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of March 31, 2006. The Company generated substantially all of its net income from its China operations for the three months ended March 31, 2006 and 2005, and the Company has recorded income tax provisions for the periods as follows:

	Three months ended
	March 31,
	2006	2005
	( in thousands, except percentages)
Loss subject to non China operation	$(2,914)	$(2,385)
Income subject to China operation	10,755	13,226

Income before taxes	$7,841	$10,841

Income tax expenses subject to China operation	$805	$531
Effective tax rate for China operation	7%	4%
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
     The provision for income taxes for the three months ended March 31, 2006 and 2005 differs from the amounts computed by applying the EIT primarily due to the tax holidays and preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The effective tax rate for the PRC operations for the three months ended March 31, 2006 was higher than the same period of the prior year primarily due to the expiration of tax holidays of certain entities in 2006.
9. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended March 31,
	2006	2005
	(in thousands, except per share
	amounts)
Basic net income per share calculation:
Numerator:
Net income used in computing basic net income per share	$7,036	$10,310

Denominator:
Weighted average ordinary shares outstanding	53,438	51,431

Basic net income per share	$0.13	$0.20

Diluted net income per share calculation:
Numerator:
Net income	$7,036	$10,310
Amortization of convertible debt issuance cost	171	171

Net income used in computing diluted net income per share	$7,207	$10,481

Denominator:
Weighted average ordinary shares outstanding	53,438	51,431
Weighted average ordinary shares equivalents:
Stock options	1,267	3,194
Convertible debt	3,877	3,877
Others	35	—

Shares used in computing diluted net income per share	58,617	58,502

Diluted net income per share	$0.12	$0.18

10. Stock-Based Compensation
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and incentivize talented employees, officers and directors, and to align stockholder and employee interests. The Company currently grants options pursuant to the 1) 1999 Stock Plan, 2) 1999 Executive Stock Option Plan and 3) 1999 Directors’ Stock Option Plan.
Stock Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock options is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     No stock awards were granted for the three months ended March 31, 2006. Only ESPP shares were granted for the three months ended March 31, 2005. The fair value for the ESPP shares granted for the three months ended March 31, 2005 was estimated at the date of grant using the Black-Scholes option pricing model, assuming the following assumptions:

	Three months ended March 31,
	2006	2005
Risk-free interest rate	N/A	2.93%
Expected term (in years)	N/A	1
Expected dividend yield	N/A	0%
Volatility	N/A	87%
     Risk-free rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term on the stock-based awards. Expected term represents the weighted average period of time that stock-based awards granted are expected to be outstanding giving consideration to historical exercise patterns. The Company does not anticipate paying any cash dividends in the foreseeable future. Expected volatilities are based on historical volatilities of the Company’s ordinary shares.

     Total stock-based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 is as follows:

Three months ended
March 31, 2006
(in thousands)

Cost of revenues	$350
Sales and marketing	261
Product development	334
General and administrative	571

Total	$1,516

     The following table sets forth the pro forma amounts of net income and net income per share for the three months ended March 31, 2005, that would have resulted if the Company had accounted for stock-based awards under the fair value recognition provisions of SFAS 123:

Three months ended
March 31, 2005
(in thousands)
Net income:
As reported	$10,310
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(28)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,947)

Pro forma	$7,335

Basic net income per share:
As reported	$0.20

Pro forma	$0.15

Diluted net income per share:
As reported	$0.18

Pro forma	$0.13

     As of March 31, 2006, there was $6.2 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based payments granted to the Company’s employees. This cost is expected to be recognized over a weighted-average period of 1.0 year. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.
General Stock Option Information
     The following table sets forth the summary of option activity under the Company’ stock option program for the three months ended March 31, 2006:

	Options Available	Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(in thousands, except exercise price)
Beginning of period	2,681	3,610	$14.97
Granted	0	0	N/A
Exercised	N/A	(78)	$13.92
Cancelled/expired/forfeited	91	(91)	$16.80

End of period	2,772	3,441	$14.95

     The total intrinsic value of options exercised for the three months ended March 31, 2006 was $0.8 million. The intrinsic value is calculated as the difference between the market value as of March 31, 2006 and the exercise price of the shares.

Information regarding the stock options outstanding at March 31, 2006 is summarized below:

		Weighted Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.16 - $1.88	666	5.05	$1.45	587	$1.39
$1.88 - $12.98	1,031	5.98	$10.36	729	$9.46
$12.98 - $20.86	1,068	7.88	$19.84	464	$19.23
$20.86 - $36.40	676	8.32	$27.53	466	$28.95

	3,441	6.85	$14.95	2,246	$13.41

     The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2006 was $45.8 million and $33.7 million, respectively.
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
     The following is a summary of revenues, cost of revenues and gross profit margins:

	Three months ended
	March 31,
	2006	2005
	(in thousands, except percentages)
Revenues:
Advertising	$22,181	$16,648
MVAS	22,694	26,515
Other	1,837	2,685

	$46,712	$45,848

Cost of revenues:
Advertising	$8,298	$5,894
MVAS	9,400	8,670
Other	347	370

	$18,045	$14,934

Gross profit margins:
Advertising	63%	65%
MVAS	59%	67%
Other	81%	86%
Overall	61%	67%
     The following is a summary of the Company’s geographic operations:

	China	U.S.	Hong Kong	Taiwan	Total
	(in thousands)
Three months ended and as of March 31, 2006:
Revenue	$45,739	$533	$344	$96	$46,712
Long-lived assets	21,429	130	165	115	21,839
Three months ended and as of March 31, 2005:
Revenues	$44,723	$533	$444	$148	$45,848
Long-lived assets	16,780	89	169	418	17,456
12. Certain risks and concentrations
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
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of March 31, 2006 and December 31, 2005, approximately 97% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three months ended March 31, 2006 and 2005. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of March 31, 2006 and December 31, 2005. For its MVAS operations in the PRC, the Company mainly contracts with China Mobile and its subsidiaries and China Unicom and its subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 49% and 58% of the Company’s net revenues for the three months ended March 31, 2006 and 2005, respectively. Short Messaging Service (“SMS”) revenue accounted for 35% and 44% of the Company’s net revenues for the three months ended March 31, 2006 and 2005, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write-off of bad debts.
     China Mobile and its subsidiaries accounted for 43% and 50% of the Company’s total net revenues for the three months ended March 31, 2006 and 2005, respectively. It also accounted for 34% and 26% of the Company’s total accounts receivable as of March 31, 2006 and December 31, 2005, respectively.
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
     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2005, the Company is subject to a maximum appropriation of $11.1 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 8 — Income Taxes.
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi as of March 31, 2006. The Company’s cash, cash equivalents and short-term investments balance denominated in Chinese renminbi was approximately $200.0 million, which accounted for approximately 66% of its total cash, cash equivalents and short-term investment balance as of March 31, 2006. The Company’s accounts receivable balance denominated in Chinese renminbi was approximately $34.0 million, which accounted for approximately 97% of its total accounts receivable balance. The Company’s liabilities balance denominated in Chinese renminbi was approximately $35.0 million, which accounted for approximately 25% of its total liabilities balance as of March 31, 2006. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.
13. Commitments and Contingencies
     Operating lease commitments include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2007. Rental expenses for the three months ended March 31, 2006 and 2005 were $0.7 million and $0.9 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of March 31, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( in thousands)
Operating lease commitments	3,140	1,934	1,206	—	—
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities. Purchase commitments as of March 31, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( in thousands)
Purchase commitments	12,874	9,766	2,987	44	77
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
     For a discussion of current lawsuits, please refer to Part II, Item 1. Legal Proceedings.
14. Subsequent Event
     In March 2006, the Company reached an agreement to sell its interests in the joint venture with NC Soft, a Korean online game company, to NC Soft. The Company expects the sale to be finalized in the three months ending June 30, 2006 and to recognize a gain from the transaction.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect”, “anticipate”, “intend”, “believe”, the negative of such terms or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth in the section titled “Risk Factors” in Part II, Item 1A. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.
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
     Other than noted below, there have been no significant changes during the first quarter of 2006 to the items disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
   Stock-based compensation
     We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis (net of estimated forfeitures) over the requisite service period, which generally is the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we are required to estimate forfeitures at the time of grant and record stock-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we may need to revise those estimates in subsequent periods.
     If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.
     The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and ESPP shares. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based compensation awards, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.
     The guidance provided in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based compensation awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     See Note 10 for further information regarding the SFAS 123R disclosures.
     Property and equipment
     Property and equipment are stated at historical cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from three to five years. Judgment is required to determine the estimated useful lives of assets, especially for computer equipment, including determining how long existing equipment can function and when new technologies will be introduced at cost-effective price points to replace existing equipment. Changes in these estimates and assumptions could materially impact our financial position and results of operations.
     During a recent fixed-assets inventory count, we noted that a significant portion of certain fully depreciated computer equipment were still in use. We changed the estimated useful lives of these computer equipment (e.g., servers and filers), from three years to four years. This change in accounting estimate resulted in a reduction in depreciation expenses of $0.6 million in the first quarter of 2006, of which $0.2 million were in the cost of advertising revenues and $0.4 million were in operating expenses. Depreciation expenses were approximately $2.3 million and $2.0 million for the three months ended March 31, 2006 and 2005, respectively.

Recent Accounting Pronouncements
     There have been no material changes to the recent accounting pronouncements as previously reported in our Annual Report on Form 10-K for the year ended December 31, 2005.
Results of Operations
Net revenues

	Three months ended March 31,
	2006		2005
	(in thousands, except percentages)
		% of net		% of net
		revenues		revenues	% of change
Net Revenues:
Advertising	$22,181	47%	$16,648	36%	33%

Non-advertising:
MVAS	22,694	49%	26,515	58%	-14%
Other	1,837	4%	2,685	6%	-32%

Subtotal	24,531	53%	29,200	64%	-16%

Total net revenues	$46,712	100%	$45,848	100%	2%

     Total net revenues for the first quarter of 2006 increased 2% year-over-year. This was primarily due to the 33% year-over-year increase in advertising revenues, partially offset by a 14% year-over-year decline in MVAS revenues. Advertising revenues as a percentage of total net revenues grew to 47% in the first quarter of 2006 from 36% in the same period in 2005, while MVAS revenues declined to 49% from 58%.
     Advertising. Advertising revenues grew 33% year-over-year in the first quarter of 2006. This increase was primarily due to the increase in the number of advertisers and higher average spending by advertisers in China.
     For the first quarter of 2006, advertising revenues from China accounted for 96% of our total advertising revenues, compared to 95% in the same period of 2005. The year-over-year increase in advertising revenues in the first quarter of 2006 was primarily due to price increases as well as increases in the number of advertising customers and spending per customer, especially from the information technology, real estate and automobile sectors. Total number of advertisers in China was approximately 390 in the first quarter of 2006, compared to approximately 330 in the same period of 2005. Average revenue per advertising customer in China was approximately $54,000 in the first quarter of 2006, as compared to approximately $47,000 in the same period of 2005. Our top ten customers in aggregate generated approximately 15% and 20% of our advertising revenues in the PRC in the first quarter of 2006 and 2005, respectively.
     Non-advertising. MVAS revenues in China make up the majority of non-advertising revenues. MVAS revenues declined 14% year-over-year in the first quarter of 2006, which was the primary cause for the 16% year-over-year decline in non-advertising revenues in the first quarter of 2006.
     MVAS

	Three months ended March 31,
	2006		2005		% of change
	(in thousands, except percentages)
2.0G products	$19,321	85%	$22,775	86%	-15%
2.5G products	3,373	15%	3,740	14%	-10%

Total MVAS revenues	$22,694	100%	$26,515	100%	-14%

     Revenues from 2.0G products, including SMS, interactive voice response system (“IVR”) and color ring backtone (“CRBT”), decreased 15% year-over-year in the first quarter of 2006. SMS is the largest component of our MVAS. SMS revenues, which accounted for 71% and 76% of total MVAS revenues in the first quarter of 2006 and 2005, respectively, declined 20% year-over-year to $16.2 million in the first quarter of 2006. The decline in SMS revenues was largely due to the higher churn rates for our monthly subscription users. In January 2005, the Chinese State Administration of Radio, Film and Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective February 2005. This prohibition has also negatively affected our revenues. Since June 2005, we have developed and promoted new subscription-based

SMS via direct TV advertising. The results from our direct TV advertising have been mixed. We have become more reliant on direct TV advertising to acquire new monthly subscribers for SMS, as other means of promotion have become less effective. However, there is no guarantee that the new products will receive market acceptance or that such products will not be prohibited by future rules and regulations. Revenues from IVR grew 49% year-over-year in the first quarter of 2006 to $2.3 million, primarily due to increased users as well as the addition of IVR service with China Telecom.
     Revenues from 2.5G products, including multimedia messaging service (“MMS”), wireless application protocol (“WAP”) and Kjava, decreased 10% year-over-year in the first quarter of 2006. MMS declined 56% year-over-year to $1.0 million in the first quarter of 2006, which was partially offset by the year-over-year increases in WAP and Kjava revenues. The year-over-year decrease in MMS revenues was mainly due to the termination of MMS Album by China Mobile and the new billing platform, which has increased difficulties for new user recruitment and increased the failure rate for fee collection from our users. Although we saw a 28% increase in MMS revenues sequentially from the fourth quarter of 2005 to the first quarter of 2006, we are not sure that we can continue to increase MMS revenues from the current level.
     Other non-advertising revenues
     Other non-advertising revenues include fee-based services, such as virtual ISP and paid email services, e-commerce and other enterprise services such as paid search and directory listings. The year-over-year decrease in other non-advertising revenues in the first quarter of 2006 was due to the loss of revenues from the sale of our online hotel booking business in the third quarter of 2005 and the sale of our interest in an online auction joint venture in the fourth quarter of 2005.
     Revenues from paid search and directory listings accounted for 67% and 52% of our other non-advertising revenues in the first quarter of 2006 and 2005, respectively. Revenues from paid search and directory listings were mainly generated from pay-by-listing products related to an old search platform. Starting in the first quarter of 2006, we began to promote our new search engine iAsk as the preferred search engine on our website. iAsk is currently being offered free of charge. Consequently, we expect revenues from paid search and directory listings to significantly decline in 2006 as existing contracts expire. The increase in the percentage of revenues from paid search and directory listings to our other non-advertising revenues in the first quarter of 2006 was mainly due to lower other non-advertising revenues overall.
Cost of revenues

	Three months ended March 31,
	2006	2005	% of Change
	(in thousands, except percentages)
Cost of revenues:
Advertising	$8,298	$5,894	41%

Non-advertising:
MVAS	9,400	8,670	8%
Other	347	370	-6%

Subtotal	9,747	9,040	8%

Total cost of revenues	$18,045	$14,934	21%

     Cost of revenues increased 21% year-over-year in the first quarter of 2006. This was primarily due to the increase in cost of advertising revenues and cost of MVAS revenues.
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
     The year-over-year increase of 41% in cost of advertising revenues in the first quarter of 2006 was primarily due to the increase in web production costs driven by an increase in web production personnel and content fees, the increase in Internet connection costs associated with the additional bandwidth as well as the increase in business taxes associated with higher advertising revenues. These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth. Cost of advertising revenues in the first quarter of 2006 also included stock-based compensation of $0.4 million from the adoption of SFAS 123R in the current quarter.
     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to third-party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, fees or royalties paid to third-party content providers for services and content associated with our MVAS, and costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes levied on MVAS are at 3% for mobile related revenues and at 5% for other non-advertising revenues.
     The year-over-year increase of 8% in cost of MVAS revenues in the first quarter of 2006 was primarily due to the increase in fees or royalties paid to third-party content providers for services and content and the increase in fees retained by or paid to mobile operators. Fees paid to third-party content providers for the first quarter of 2006 and 2005 were $2.3 million and $1.6 million, respectively, or 10% and 6%, respectively, of our MVAS revenues. Fees retained by or paid to mobile operators for the first quarter of 2006 and 2005 were $6.6 million and $6.5 million, respectively, or 29% and 25%, respectively, of our MVAS revenues.
     Under certain renewed arrangements with China Unicom Co. Ltd. (“China Unicom”), the service fee they charge has been revised to a flat rate of 20% of the fees we charge to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 — 40%, depending on the period and arrangement, but typically around 12%. In July 2005, China Mobile introduced a three-tier scheme to revenue sharing on new arrangements. Under the new scheme, China Mobile charges 15% for using only its billing services, 30% for using its billing and customer support services and 50% for using its billing, customer support and marketing services. We currently do not rely on China Mobile for customer support and marketing services. However, if we choose to or are required to use China Mobile’s customer support or marketing services in the future, our operating margin for MVAS will be negatively impacted. China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact to our results of operation. For these reasons, historical cost trends may not be indicative of future results.
Gross profit margins

	Three months ended March 31,
	2006	2005
Gross profit margins:
Advertising	63%	65%
Non-advertising:
MVAS	59%	67%
Other	81%	86%
Subtotal	60%	69%
Overall	61%	67%
     Overall gross margin dropped six percentage points year-over-year to 61% in the first quarter of 2006.
     Advertising. The year-over-year decrease in advertising gross profit margin in the first quarter of 2006 was primarily due to stock-based compensation, which was approximately 1.6% of our advertising revenues.
     Non-advertising. The majority of the costs associated with non-advertising revenues are variable costs. The year-over-year decrease in non-advertising gross profit margin was mainly driven by the increases in transmission cost and content cost without a proportionate increase in revenues from MVAS.
     We expect a further increase in fees paid to mobile operators and content providers as a percentage of MVAS revenues, which may result in a continuing decline in MVAS gross profit margin.
Operating expenses

	Three months ended March 31,
	2006		2005
	(in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of change
Sales and marketing expenses	$11,805	25%	$11,484	25%	3%
Product development expenses	$4,610	10%	$3,702	8%	25%
General and administrative expenses	$5,157	11%	$4,697	10%	10%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-over-year increase in sales and marketing expenses in absolute dollars in the first quarter of 2006 was primarily due to higher sales commissions, salaries and other personnel related expenses from the advertising business. Sales and marketing expenses in the first quarter of 2006 also included stock-based compensation of $0.3 million as a result of adopting SFAS 123R this quarter. We expect our sales and marketing expenses to continue to increase in absolute dollars in the coming quarters.
     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email, search engine, instant messaging, casual games and MVAS products. The year-over-year increase in the first quarter of 2006 in absolute dollars and as a percentage to total net revenues was primarily due to an increase in headcount and depreciation expenses related to computers and equipment. Product development expenses in the first quarter of 2006 also included stock-based compensation of $0.3 million as a result of adopting SFAS 123R.
     We expect our product development expenses to continue to increase in absolute dollars in the coming quarters.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees for professional service, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The year-over-year increase in the first quarter of 2006 was mainly due to the increase in provision for doubtful accounts as a result of increased advertising revenues. Other increases included $0.2 million related to the transfer of economic benefits generated from our VIEs in the PRC to our subsidiaries. General and administrative expenses in the first quarter of 2006 also included stock-based compensation of $0.6 million as a result of adopting SFAS 123R. First quarter of 2005 included $0.9 million of certain non-recurring expenses, $0.7 million of which related to professional fees associated with the adoption of a shareholder rights plan and the remaining $0.2 million related to the consolidation of our facilities in Beijing.
Amortization of intangible assets.
     Amortization of intangibles in the first quarter of 2006 was approximately $0.5 million, or 1% of total net revenues, compared with $1.0 million, or 2%, in the same period of 2005. As of March 31, 2006, the net carrying amount of our intangible assets includes mainly purchased technology and non-competition agreements. These intangible assets are amortized over their respective useful lives. See Note 6 to the Condensed Consolidated Financial Statements for further information on intangible assets, including estimates of amortization expenses for future periods.
Interest and other income
     Net interest income and other income for the first quarter of 2006 and 2005 were comprised of primarily interest income and were $1.9 million and $1.5 million, respectively. The year-over-year increase was due to higher balance of cash, cash equivalent and short-term investments as well as higher interest rates in the first quarter of 2006 .
Amortization of convertible debt issuance cost
     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. The amortization expense was $0.2 million for both the first quarter of 2006 and 2005.
Loss on equity investments
     The following summarizes the net loss of our equity investments:

	Three months ended March 31,
	2006	2005
	(in thousands, except percentages)
Shanghai NC SINA	$(108)	$303
COAL *	—	(869)
Others	(235)	—

	$(343)	$(566)

% of total net revenues	(1%)	(1%)

*	During the three months ended December 31, 2005, we sold our 33% interest in COAL (a.k.a. 1Pai.com), an online auction joint venture with Yahoo! Inc., to Alibaba.com.

Provision for income taxes

	Three months ended March 31,
	2006	2005
	(in thousands, except percentages)
Income tax provision	$805	$531
Effective tax rate for China operation	7%	5%
     Based on our current operating structure and preferential tax treatments available to us in China, we expect our effective income tax rate for our China operation to be between 5% to 10% in 2006. The increase in effective income tax rate was primarily due to the expiration of tax holidays for certain entities in China. For further information on our tax structures and inherent risks see “If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%” under Risk Factors in Part II Item 1A. See also Note 8 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion on income taxes.
Liquidity and Capital Resources

	As of March 31,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$304,411	$283,430
Working capital	$309,344	$262,977
Shareholder’s equity	$330,691	$264,732
     We have funded our recent operations and capital expenditures primarily using the $97.5 million raised through the sale of preference shares, the $68.8 million raised from the sale of ordinary shares in the initial public offering and the $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003 as well as net income from our operations.
     As of March 31, 2006, we had $304.4 million in cash, cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
     The following table sets forth the movements of our cash and cash equivalents for the periods presented:

	Three months ended March 31,
	2006	2005
	( in thousands)
Net cash provided by operating activities	$12,481	$22,698
Net cash provided by (used in) investing activities	7,770	(27,556)
Net cash provided by financing activities	1,088	1,589
Effect of exchange rate changes on cash and cash equivalents	390	—

Net increase (decrease) in cash and cash equivalents	21,729	(3,269)
Cash and cash equivalents at beginning of period	88,410	153,768

Cash and cash equivalents at end of period	$110,139	$150,499

Operating activities
     Net cash provided by operating activities for the first quarter of 2006 was $12.5 million. This was primarily attributable to our net income of $7.0 million, adjusted by non-cash related expenses of $5.8 million and a net decrease in working capital of $0.3 million. The decrease in working capital was mainly due to an increase in accounts receivable offset by an increase in accrued liabilities.
     Net cash provided by operating activities for the first quarter of 2005 was $22.7 million. This was primarily attributable to our net income of $10.3 million, adjusted by non-cash related expenses of $3.6 million and a net increase in working capital of $8.8 million.

     The increase in working capital was mainly due to a decrease in accounts receivable of $7.9 million which mainly resulted from improved collection and a decrease in our net revenues from the prior quarter.
     The year-over-year decrease in net cash provided by operating activities for the first quarter of 2006 was primarily attributable to lower working capital generated and lower net income.
Investing activities
     Net cash provided by investing activities in the first quarter of 2006 was $7.8 million. This was primarily generated from the sale of short-term investments of $18.6 million and from the sale of our interest in an online auction joint venture and online travel business totaling $2.3 million, offset by additional consideration paid for the Crillion acquisition of $11.3 million and equipment purchases of $1.8 million.
     Net cash used in investing activities for the first quarter of 2005 was $27.6 million. This was primarily due to additional consideration paid for the Crillion acquisition of $12.0 million, the purchase of short-term investments of $11.7 million and equipment purchases of $3.3 million.
Financing activities
     Net cash provided by financing activities for the first quarter of 2006 and 2005 were $1.1 million and $1.6 million, respectively, both primarily representing the proceeds from the exercise of stock options.
Contractual Obligations
     As of March 31, 2006, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the zero-coupon convertible subordinated notes issued on July 7, 2003.
     Operating lease obligations relate to our facilities in the PRC, as well as in the U.S., Taiwan and Hong Kong. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of March 31, 2006, purchase and other obligations totaled $12.9 million. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 13 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.
     For a discussion of current lawsuits, please refer to Part II, Item 1. Legal Proceedings.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we believe that the Company has the ability to hold to maturity these investments. As of March 31, 2006 we had unrealized losses of $3.2 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.

Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms” under Part II Item 1A. Risk Factors. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. During the three months ended March 31, 2006, the foreign currency translation adjustments to our comprehensive income were $1.5 million and the currency transaction loss was approximately $0.02 million, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar.
Investment Risk
     Equity investments
     We have direct investments in a joint venture with NC Soft, a Korean online game company, and privately held companies, which are considered in the start-up or development stages. These investments are inherently risky, as the technologies or products these companies have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our investment in these companies. The Company monitors its investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. See also Note 5 – “Equity Investments” to the Condensed Consolidated Financial Statements.
     For a discussion on the investment risk of Tidetime Sun, please refer to Note 4 – “Investment in Tidetime Sun” to the Condensed Consolidated Financial Statements.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this quarterly report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that: (i) as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required; and (ii) as of the end of the period covered by this report, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
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
Item 1A. Risk Factors
     We have updated the risk factors previously disclosed in Part I Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005. We do not believe any of the changes constitute material changes to the risk factors.
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
     We had incurred net losses through the third quarter of 2002. As of March 31, 2006 and December 31, 2005, we had retained earnings of $33.1 million and $26.1 million, respectively. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
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
     MVAS revenues accounted for 49% and 58% of our total net revenues in the first quarter of 2006 and 2005, respectively. SMS revenues accounted for 71% and 76% of our MVAS revenues in the first quarter of 2006 and 2005, respectively. If users do not adopt our MVAS at a sufficient rate, or if our SMS revenues fail to grow, our revenue growth could be negatively affected. Our MVAS revenues declined significantly in 2005 and in the first quarter of 2006 from the prior year and may continue to decline in the future. Factors that may prevent us from maintaining or growing our MVAS revenues include:
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
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile Communication Corporation and its subsidiaries and to a lesser extent China Unicom Co., Ltd. and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of March 31, 2006, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fee for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and the message volume. For the first quarter of 2006 and 2005, we received on average 71% and 76%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 20% of the fee for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the first quarter of 2006 and 2005, we received on average 67% and 73%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.
     In the past, mobile operators have made sudden and unexpected changes in their policies, processes and systems, which have harmed our business. For example:
•	In mid 2004, mobile operators began transitioning SMS to new billing platforms, which has resulted in added operational controls and procedures in areas such as customer subscription and customer billing. Such change has increased the difficulties for new user recruitment and the failure rate for fee collection from our SMS users.

•	In January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to the users’ mobile phones.

•	In March 2005, China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased the failure rate for fee collection from our users.

•	In April 2006, China Unicom issued a new policy that sets price ceilings for usage-based and monthly subscription SMS. Such change may require us to lower our current prices on certain SMS or discontinue offering these services completely.
     Our mobile operators could make further changes at any time, including requiring service providers (SP’s) to use the mobile operators’ customer service and/or marketing service and charging for these services; implementing new billing rules, such as reducing MVAS fees that can be charged to users, disallowing SP’s to bill certain inactive users and limiting the amount of MVAS fees that can be billed; issuing new rules on how WAP SP’s are placed on their browsers, which significantly determines WAP revenues; and limiting the product offerings of SP’s by working directly with content providers to launch competing services or giving exclusive rights to certain SP’s to offer certain MVAS. Any change in policy, process or system by the mobile operators could result in a material reduction of our MVAS revenues.
     If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted. For the first quarter of

2006, approximately 97% and 86% of our SMS and MMS revenues, respectively, are derived from services charged on a monthly subscription basis.
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
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there was no consistent confirmation rates trend or if there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the first quarter of 2006, approximately 23% of our MVAS revenues were estimated at period end.
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
     The Internet industry is experiencing rapid technological changes. For example, with the advances of search engines, Internet users may choose to access information through search engines instead of web portals. With the advent of Web 2.0, the interests and preferences of Internet users may shift to user-generated content, such as blogs. As broadband becomes more accessible, Internet users may demand contents in audio- and video-rich format. With the development of 2.5G and soon 3G in China, mobile users may shift from the current predominant text messaging services to newer applications, such as multi-media messaging services, wireless e-commerce, music downloads and mobile games. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.
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
     Our operations could be disrupted by unexpected network interruptions caused by system failures, natural disasters or unauthorized tampering with our systems.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended March 31, 2006, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending June 30, 2006. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
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
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) starting January 1, 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation (including stock options and our employee stock purchase plan, as currently constructed) at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
     We may be required to record a significant charge to earnings if we must reassess our goodwill or amortizable intangible assets arising from acquisitions.
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of March 31, 2006 and December 31, 2005, our goodwill and amortizable intangible assets arising from acquisitions were $91.9 million and $92.4 million, respectively.
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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended March 31, 2006, the closing sale prices of our ordinary shares on the Nasdaq National Market ranged from $21.83 to $28.00 per share and the closing sale price on May 5, 2006 was $28.50 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 24, 2004, we completed the acquisition of all of the outstanding shares of Crillion Corp., a corporation organized under the laws of the British Virgin Islands (“Crillion”) from Darpin Holdings Ltd., Malando Inc., Kalin Enterprises Inc., Top Ace Assets Ltd., Golden Crown Assets Corp., Penligon Enterprises Holdings Corp., Regal Bond Assets Inc., Greenmore Assets Holdings Corp., and Unico Ventures Holdings Ltd. (the “Acquisition”). In connection with the Acquisition, we are obligated to pay contingent consideration which is based on Crillion’s financial performances in 2004 and 2005. On March 28, 2006, we issued an aggregate of 183,660 ordinary shares of SINA, par value $0.133 per share, to the prior shareholders of Crillion as part of the additional consideration related to the achievement of the 2005 performance target for the Acquisition, with a fair value of $4.1 million. The ordinary shares issued for the Acquisition were issued in a private placement without registration. None of the prior shareholders of Crillion are based or located in the United States.
     We do not have a share repurchase program and did not repurchase any of our shares during the quarter ended March 31, 2006.
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

SINA CORPORATION

Dated: May 10, 2006

	By:	/s/ Charles Chao

Charles Chao
President and Chief Executive Officer
(Principal Executive Officer)

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