Form 10-Q
period 2006-06-30
SINA CORP
filed 2006-08-09
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
The number of the registrant’s ordinary shares outstanding as of August 4, 2006 was 53,609,908.

SINA CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SINA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	June 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$116,716	$88,410
Short-term investments	195,765	212,279
Accounts receivable, net of allowances for doubtful accounts of $3,453 and $2,443, respectively	44,895	33,940
Short-term deferred tax assets	865	857
Prepaid expenses and other current assets	8,690	11,523

Total current assets	366,931	347,009
Investment in Tidetime Sun	740	716
Property and equipment, net	23,248	22,207
Equity investments	2,247	3,261
Intangible assets, net	8,754	9,691
Goodwill	82,663	82,663
Other assets	2,619	3,174

Total assets	$487,202	$468,721

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,120	$1,582
Accrued liabilities	36,834	43,235
Income taxes payable	4,855	4,282

Total current liabilities	42,809	49,099
Convertible debt	100,000	100,000

Total liabilities	142,809	149,099

Commitments and contingencies (Note 13)

Shareholders’ equity:
Ordinary shares: $0.133 par value; 150,000 shares authorized; 53,605 and 53,265 shares issued and outstanding	7,129	7,084
Additional paid-in capital	290,991	284,559
Retained earnings	43,532	26,057
Accumulated other comprehensive income (loss):
Unrealized loss on investments in marketable securities	(4,224)	(2,903)
Cumulative translation adjustments	6,965	4,825

Total shareholders’ equity	344,393	319,622

Total liabilities and shareholders’ equity	$487,202	$468,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues:
Advertising	$29,454	$20,373	$51,635	$37,021
Non-advertising	24,224	25,757	48,755	54,957

	53,678	46,130	100,390	91,978

Cost of revenues:
Advertising (*)	10,317	6,541	18,615	12,435
Non-advertising	9,343	7,794	19,090	16,834

	19,660	14,335	37,705	29,269

Gross profit	34,018	31,795	62,685	62,709

Operating expenses:
Sales and marketing (*)	13,497	10,718	25,302	22,202
Product development (*)	4,993	3,520	9,603	7,222
General and administrative (*)	7,427	5,078	12,584	9,775
Amortization of intangible assets	469	1,041	937	2,082

	26,386	20,357	48,426	41,281

Income from operations	7,632	11,438	14,259	21,428
Interest and other income	2,012	1,564	3,952	3,096
Amortization of convertible debt issuance cost	(171)	(171)	(342)	(342)
Gain (loss) on sales of investments and investment in Tidetime Sun	2,006	(1,338)	1,794	(1,282)
Loss on equity investments	(162)	(858)	(505)	(1,424)

Income before income taxes	11,317	10,635	19,158	21,476
Provision for income taxes	(878)	(682)	(1,683)	(1,213)

Net income	$10,439	$9,953	$17,475	$20,263

Basic net income per share	$0.19	$0.19	$0.33	$0.39

Shares used in computing basic income per share	53,554	52,111	53,496	51,771

Diluted net income per share	$0.18	$0.17	$0.30	$0.35

Shares used in computing diluted income per share	58,444	58,783	58,522	58,642

(*)	Cost of revenues and operating expenses for the three and six months ended June 30, 2006 included stock-based compensation expense in accordance with SFAS 123R, which the Company adopted on January 1, 2006. See Note 10 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

					Accumulated
			Additional		Other	Total
	Ordinary Shares		Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Equity
Balances at December 31, 2005	53,265	$7,084	$284,559	$26,057	$1,922	$319,622
Comprehensive income:
Net income	—	—	—	17,475	—	17,475
Unrealized loss on marketable securities	—	—	—	—	(1,321)	(1,321)
Currency translation adjustments	—	—	—	—	2,140	2,140

Total comprehensive income						18,294

Stock-based compensation	—	—	4,539	—	—	4,539
Issuance of ordinary shares pursuant to stock plans	156	20	1,918	—	—	1,938
Business acquisition	184	25	(25)	—	—	—

Balances at June 30, 2006	53,605	$7,129	$290,991	$43,532	$2,741	$344,393

				Retained	Accumulated
			Additional	Earnings	Other	Total
	Ordinary Shares		Paid-in	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit)	Income(Loss)	Equity
Balances at December 31, 2004	51,359	$6,834	$263,912	$(17,058)	$(343)	$253,345
Comprehensive income:
Net income	—	—	—	20,263	—	20,263
Unrealized loss on marketable securities	—	—	—	—	(1,380)	(1,380)
Currency translation adjustments	—	—	—	—	10	10

Total comprehensive income						18,893

Issuance of ordinary shares pursuant to stock plans	1,436	191	4,774	—	—	4,965
Business acquisition	275	37	11,198	—	—	11,235

Balances at June 30, 2005	53,070	$7,062	$279,884	$3,205	$(1,713)	$288,438

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six months ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income	$17,475	$20,263
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in allowance for doubtful accounts	1,891	1,097
(Gain) loss on sales of investments and investments in Tidetime Sun	(1,794)	1,282
Loss on equity investments	505	1,424
Depreciation	4,673	4,372
Stock-based compensation	4,539	—
Amortization of convertible debt issuance cost	342	342
Amortization of intangible assets	937	2,082

Changes in assets and liabilities:
Accounts receivable	(12,507)	6,423
Prepaid expenses and other current assets	(261)	2,644
Accounts payable	(473)	31
Accrued liabilities	4,490	(6,741)
Income taxes payable	531	(960)
Other assets	223	(1,421)

Net cash provided by operating activities	20,571	30,838

Cash flows from investing activities:
Proceeds from sale of short-term investments	16,460	1,206
Cash paid for business acquisition	(11,266)	(16,891)
Purchases of property and equipment	(5,515)	(7,792)
Cash paid for equity investments	—	(2,819)
Proceeds from sale of investments	5,578	286

Net cash provided by (used in) investing activities	5,257	(26,010)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	1,938	4,965

Net cash provided by financing activities	1,938	4,965

Effect of exchange rate change on cash and cash equivalents	540	—

Net increase in cash and cash equivalents	28,306	9,793
Cash and cash equivalents at the beginning of the period	88,410	153,768

Cash and cash equivalents at the end of the period	$116,716	$163,561

Supplemental disclosure of significant noncash activities:
Ordinary shares issued for business acquisition	$4,145	$11,235

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
     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of June 30, 2006, the total amount of interest-free loans to these PRC employees was $9.6 million. The aggregate accumulated losses of all VIEs as of June 30, 2006 were approximately $5.7 million and have been included in the condensed consolidated financial statements.
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
     In conjunction with the adoption of SFAS 123R, the Company changed its method of attributing the value of stock compensation expense from accelerated basis to straight-line basis. Compensation expense for share-based payment awards granted prior to fiscal 2006 will continue to be recognized using the accelerated basis while compensation expense for awards granted after the effective date are recognized using the straight-line basis.
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost estimated for the SFAS 123 pro forma disclosures accounted for forfeitures as they occur. See Note 10 for further discussion on stock-based compensation.
     Recent accounting pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.
3. Short-Term Investments
     The investments in marketable debt securities are classified as available-for-sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments. The following table summarizes the contractual maturities of available-for-sale debt securities:

	June 30,	December 31,
	2006	2005
	(in thousands)
Short-term investments:
Due within one year	$164,595	$173,657
Due one to five years	18,529	24,688
Due after five years	12,641	13,934

	$195,765	$212,279

     During the three and six months ended June 30, 2006, the Company recorded unrealized losses of $1.0 million and $1.3 million, respectively, and recorded an unrealized gain of $0.5 million and $0.1 million, in the same periods of 2005, respectively, on its marketable debt securities as a component of comprehensive income. The Company considered the declines in value as not other-than-temporary, because the declines in market value were attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
4. Investment in Tidetime Sun
     Investment in Tidetime Sun is accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is classified as available for sale. The fair value of this investment as of June 30, 2006 was $0.7 million, compared to a cost basis of $0.7 million. If there is a decline in fair value that is deemed to be other-than-temporary, the Company may have to recognize impairment charges in future periods.

5. Equity Investments
     Equity investments are comprised of investments in privately held companies and are accounted for using the equity method of accounting. In May 2006, the Company sold its interest in Shanghai-NC SINA, a joint venture with NC Soft, a Korean online game company, to NC Soft. The Company recorded a gain of $2.0 million from this transaction.
     The following sets forth the changes in the Company’s equity investments:

	Shanghai NC-SINA	COAL *	Others	Total
	(in thousands)
Balances at December 31, 2005	$1,417	$ —	$1,844	$3,261
Additional investment	—	—	800	800
Share of loss on equity investments	(108)	—	(397)	(505)
Sale of investment	(1,309)	—	—	(1,309)

Balances at June 30, 2006	$—	$ —	$2,247	$2,247

	Shanghai NC-SINA	COAL	Others	Total
	(in thousands)
Balances at December 31, 2004	$1,384	$1,932	$1,225	$4,541
Additional investment	—	1,749	1,070	2,819
Share of gain (loss) on equity investments	257	(1,498)	(183)	(1,424)

Balances at June 30, 2005	$1,641	$2,183	$2,112	$5,936

*	Equity investment in China Online Auction Limited (“COAL,” a.k.a. 1Pai.com), a joint venture with Yahoo! Inc., was sold to Alibaba.com in December 2005.
6. Intangible Assets
     The following table summarizes intangible assets, net:

	June 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
			(in thousands)
Non-compete agreements	3,627	(3,113)	514	3,627	(2,691)	936
Technology	10,300	(2,060)	8,240	10,300	(1,545)	8,755

	$13,927	$(5,173)	$8,754	$13,927	$(4,236)	$9,691

     The intangible assets are all amortizable. Non-compete agreements have original estimated useful lives of eighteen to thirty-six months. Technology has original estimated useful life of ten years.
     Amortization expense related to intangible assets were $0.5 million and $0.9 million for the three and six months ended June 30, 2006, respectively, and $1.0 million and $2.1 million for the three and six months ended June 30, 2005, respectively. As of June 30, 2006, estimated amortization expenses in future periods are expected to be as follows:

Amortization
Fiscal year	expenses
(in thousands)
Remainder of 2006	$883
2007	1,176
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$8,754

7. Accrued Liabilities
     During the three months ended March 31, 2006, the Company paid $11.3 million in cash to the prior shareholders of Crillion

Corporation for the achievement of the 2005 performance target which was accrued as of December 31, 2005.
8. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions, including China, the United States, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of June 30, 2006. The Company generated substantially all of its net income from its China operations for the three and six months ended June 30, 2006 and 2005, and the Company has recorded income tax provisions for the periods as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)		(in thousands, except percentages)
Loss subject to non China operation	$(1,944)	$(3,716)	$(4,859)	$(6,101)
Income subject to China operation	13,261	14,351	24,017	27,577

Income before taxes	$11,317	$10,635	$19,158	$21,476

Income tax expenses subject to China operation	$878	$682	$1,683	$1,213
Effective tax rate for China operation	7%	5%	7%	4%
     Pursuant to PRC Income Tax Laws, the Company’s subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, which comprises 30% national income tax and 3% local income tax. Some of these subsidiaries and VIEs are qualified new technology enterprises and under PRC Income Tax Laws, they are subject to the preferential tax rate of 15%. In addition, some of the Company’s subsidiaries are Foreign Investment Enterprise and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. The VIEs are wholly owned by the Company’s employees and controlled by the Company through various contractual agreements. To the extent that the VIEs have undistributed after-tax net income, the Company would have to pay a dividend tax of 20% on behalf of its employees when dividends are distributed from these local entities in the future.
     The provisions for income taxes for the three and six months ended June 30, 2006 and 2005 differ from the amounts computed by applying the EIT primarily due to the tax holidays and the preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The effective tax rates for the PRC operations for the three and six months ended June 30, 2006 were higher than the same periods of the prior year primarily due to the expiration of tax holidays of certain entities in 2006.
9. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic net income per share calculation:
Numerator:
Net income used in computing basic net income per share	$10,439	$9,953	$17,475	$20,263

Denominator:
Weighted average ordinary shares outstanding	53,554	52,111	53,496	51,771

Basic net income per share	$0.19	$0.19	$0.33	$0.39

Diluted net income per share calculation:
Numerator:
Net income	$10,439	$9,953	$17,475	$20,263
Amortization of convertible debt issuance cost	171	171	342	342

Net income used in computing diluted net income per share	$10,610	$10,124	$17,817	$20,605

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Denominator:
Weighted average ordinary shares outstanding	53,554	52,111	53,496	51,771
Weighted average ordinary shares equivalents:
Stock options	1,013	2,795	1,131	2,994
Convertible debt	3,877	3,877	3,877	3,877
Others	—	—	18	—

Shares used in computing diluted net income per share	58,444	58,783	58,522	58,642

Diluted net income per share	$0.18	$0.17	$0.30	$0.35

10. Stock-Based Compensation
     The Company’s stock option program is a long-term retention program that is intended to attract, retain and incentivize talented employees, officers and directors, and to align stockholder and employee interests. The Company currently grants options pursuant to the 1) 1999 Stock Plan, 2) 1999 Executive Stock Option Plan and 3) 1999 Directors’ Stock Option Plan. Prior to August 1, 2005, the Company also offered stock options to its eligible employees pursuant to the 1999 Employee Stock Purchase Plan.
     Stock Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R. See Note 2 for a description of the Company’s adoption of SFAS 123R. The fair value of stock-based compensation awards is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     The assumptions used to value stock-based compensation awards for the three and six months ended June 30, 2006 and 2005 are as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Expected term (in years)	3.8-5.0	1.0-4.0	3.8-5.0	1.0-4.0
Expected volatility	67.6%-71.3%	70.0%	67.6%-71.3%	70.0%-87.0%
Risk-free interest rate	5.0%-5.2%	3.9%	5.0%-5.2%	2.9%-3.9%
Expected dividend yield	0	0	0	0
     Expected term represents the weighted average period of time that stock-based awards granted are expected to be outstanding giving consideration to historical exercise patterns. Expected volatilities are based on historical volatilities of the Company’s ordinary shares. Risk-free rate is based on US Treasury zero-coupon issues with remaining terms similar to the expected term on the stock-based awards. The Company does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
     Total stock-based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is as follows:

	Three months ended	Six months ended
	June 30, 2006	June 30, 2006
	(in thousands)
Cost of revenues	$350	$700
Sales and marketing	353	614
Product development	377	711
General and administrative	1,943	2,514

Total	$3,023	$4,539

     The following table sets forth the pro forma amounts of net income and net income per share for the three and six months ended June 30, 2005 that would have resulted if the Company had accounted for stock-based awards under the fair value recognition provisions of SFAS 123:

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
	(in thousands)
Net income:
As reported	$9,953	$20,263
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(45)	(73)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,084)	(5,031)

Pro forma	$7,824	$15,159

Basic net income per share:
As reported	$0.19	$0.39

Pro forma	$0.15	$0.29

Diluted net income per share:
As reported	$0.17	$0.35

Pro forma	$0.14	$0.26

     As of June 30, 2006, there was $28.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to the Company’s employees. This cost is expected to be recognized over a weighted-average period of 2.1 years. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’ stock option program for the six months ended June 30, 2006:

	Options Available	Options	Weighted Average
	for Grant	Outstanding	Exercise Price
	(in thousands, except exercise price)
Beginning of period	2,681	3,610	$14.97
Granted	(2,100)	2,100	$23.90
Exercised	N/A	(157)	$12.36
Cancelled/expired/forfeited	530	(530)	$8.30

End of period	1,111	5,023	$19.49

     The total intrinsic value of options exercised for the six months ended June 30, 2006 was $1.9 million. The intrinsic value is calculated as the difference between the market value as of June 30, 2006 and the exercise price of the shares.
     Information regarding the stock options outstanding at June 30, 2006 is summarized below:

		Weighted Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.16 – $1.88	414	5.64	$1.69	382	$1.67
$1.88 – $12.98	840	6.12	$10.83	614	$10.16
$12.98 – $20.86	1,024	7.61	$19.79	509	$19.23
$20.86 – $36.40	2,745	6.56	$24.71	542	$27.92

	5,023	6.63	$19.49	2,047	$15.53

     The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2006 was $29.4 million and $21.1 million, respectively.

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
     The following is a summary of revenues, cost of revenues and gross profit margins:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
Revenues:
Advertising	$29,454	$20,373	$51,635	$37,021
MVAS	22,448	22,618	45,142	49,133
Other	1,776	3,139	3,613	5,824

	$53,678	$46,130	$100,390	$91,978

Cost of revenues:
Advertising	$10,317	$6,541	$18,615	$12,435
MVAS	8,925	7,374	18,325	16,044
Other	418	420	765	790

	$19,660	$14,335	$37,705	$29,269

Gross profit margins:
Advertising	65%	68%	64%	66%
MVAS	60%	67%	59%	67%
Other	76%	87%	79%	86%
Overall	63%	69%	62%	68%
     The following is a summary of the Company’s geographic operations:

	China	U.S.	Hong Kong	Taiwan	Total
	(in thousands)
Three months ended and as of June 30, 2006:
Revenue	$52,812	$469	$303	$94	$53,678
Long-lived assets	21,895	143	1,131	79	23,248
Three months ended and as of June 30, 2005:
Revenues	$45,122	$515	$363	$130	$46,130
Long-lived assets	18,950	79	168	375	19,572
Six months ended and as of June 30, 2006:
Revenue	$98,551	$1,002	$647	$190	$100,390
Long-lived assets	21,895	143	1,131	79	23,248
Six months ended and as of June 30, 2005:
Revenues	$89,845	$1,048	$807	$278	$91,978
Long-lived assets	18,950	79	168	375	19,572
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
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of June 30, 2006 and December 31, 2005, approximately 98% and 97%, respectively, of the net accounts receivable were derived from the Company’s operations in the PRC. With regard to the advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and six months ended June 30, 2006 and 2005. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of June 30, 2006 and December 31, 2005. With regard to the

MVAS operations, the Company mainly contracts with China Mobile Communication Corporation (“China Mobile”) and China Unicom Co. Ltd. (“China Unicom”) and their subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 42% and 45% of the Company’s net revenues for the three and six months ended June 30, 2006, respectively, and 49% and 54% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively. Short Messaging Service (“SMS”) revenue accounted for 30% and 32% of the Company’s net revenues for the three and six months ended June 30, 2006, respectively, and 34% and 39% of the Company’s net revenues for the three and six months ended June 30, 2005, respectively. Accounts receivable from the mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write-off of bad debts.
     Revenues received through China Mobile and its subsidiaries accounted for 33% and 37% of the Company’s total net revenues for the three and six months ended June 30, 2006, respectively, and 44% and 47% of the Company’s total net revenues for the three and six months ended June 30, 2005, respectively. It also accounted for 34% and 26% of the Company’s total accounts receivable as of June 30, 2006 and December 31, 2005, respectively.
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
     The majority of the Company’s net income was derived from China. The operations in China are carried out by the Company’s subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2005, the Company is subject to a maximum appropriation of $11.1 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 8 — Income Taxes.
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. As of June 30, 2006, the Company’s cash, cash equivalents and short-term investments balance denominated in Chinese renminbi was approximately $207.3 million, which accounted for approximately 66% of its total cash, cash equivalents and short-term investment balance; accounts receivable denominated in Chinese renminbi was approximately $47.4 million, which accounted for approximately 98% of its total accounts receivable balance; and liabilities balance denominated in Chinese renminbi was approximately $40.3 million, which accounted for approximately 28% of its total liabilities balance. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in renminbi. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.
13. Commitments and Contingencies
     Operating lease commitments include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2007. Rental expenses for the three and six months ended June 30, 2006 were $0.8 million and $1.6 million, respectively, and for the three and six months ended June 30, 2005 were $1.0 million and $1.9 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of June 30, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
	( in thousands)
Operating lease commitments	$2,819	$2,338	$481	$—	$—
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities. Purchase commitments as of June 30, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
	( in thousands)
Purchase commitments	$13,723	$10,593	$3,012	$46	$72
     There are uncertainties regarding the legal basis of our ability to operate an Internet business and value-added telecommunication services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are such restrictions currently in place, but in addition regulations are unclear as to in which specific segments of these industries companies with foreign investors, including us, may operate and the manner of any such operations. Therefore, we might be required to limit the scope of our operations in China or alter the manner in which we operate, or both and any such operational changes could have a material adverse effect on our financial position, results of operations and cash flows.
     For a discussion of current lawsuits, please refer to Part II, Item 1. Legal Proceedings.
14. Subsequent Event
     In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS, which included extending the trial period and requiring double reminders on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. These policy changes could have a significant and adverse impact on the Company’s MVAS business going forward. For the three months ending September 30, 2006, the Company may need to assess the goodwill and intangible assets related to the MVAS business for impairment. As of June 30, 2006, total goodwill and intangible assets related to the MVAS business was $69.4 million.
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
Overview
     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (MVAS), SINA Online (community-based services, games and instant messaging), SINA.net (search and enterprise solutions) and SINA E-Commerce (online shopping). Together these provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future.

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
     Other than noted below, there have been no significant changes during the first half of 2006 to the items disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
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
     The guidance provided in SFAS 123R and SAB 107 is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimates of stock-based compensation awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     See Note 10 for further information regarding stock-based compensation under SFAS 123R.

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
     During a recent fixed-assets inventory count, we noted that a significant portion of certain fully depreciated computer equipment was still in use. We changed the estimated useful lives of these computer equipment (e.g., servers and filers), from three years to four years. This change in accounting estimate resulted in a reduction in depreciation expenses of $0.6 million in the first quarter of 2006, of which $0.2 million were in the cost of advertising revenues and $0.4 million were in operating expenses. Depreciation expenses were approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2006, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2005, respectively.
     Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for us on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, cash flows and results of operations.
Results of Operations
Net revenues

	Three months ended June 30,
	2006		2005
	(in thousands, except percentages)
		% of net		% of net	% of
		revenues		revenues	change
Net Revenues:
Advertising	$29,454	55%	$20,373	44%	45%

Non-advertising:
MVAS	22,448	42%	22,618	49%	-1%
Other	1,776	3%	3,139	7%	-43%

Subtotal	24,224	45%	25,757	56%	-6%

Total net revenues	$53,678	100%	$46,130	100%	16%

	Six months ended June 30,
	2006		2005
	(in thousands, except percentages)
		% of net		% of net	% of
		revenues		revenues	change
Net Revenues:
Advertising	$51,635	51%	$37,021	40%	39%

Non-advertising:
MVAS	45,142	45%	49,133	54%	-8%
Other	3,613	4%	5,824	6%	-38%

Subtotal	48,755	49%	54,957	60%	-11%

Total net revenues	$100,390	100%	$91,978	100%	9%

     During the second quarter and first half of 2006, total net revenues increased by $7.5 million, or 16%, and $8.4 million, or 9%, respectively, compared to the same periods of 2005. Advertising revenues in absolute dollars and as a percentage of total net revenues grew while MVAS revenues declined.
     Advertising. The year-over-year growth in advertising revenues in the second quarter and first half of 2006 was primarily due to the increase in the number of advertisers, price and overall average spending per advertiser in China. Compared to the same periods last year, the advertising revenue growth in the second quarter and first half of 2006 came mostly from the automobile, real estate and information technology sectors and was boosted by the World Cup event. Since many of our advertisers for the World Cup are recurring customers who regularly advertise with us even in the absence of the World Cup event, we are unable to quantify the incremental revenues that can attributed solely to the World Cup event.
     During the second quarter and first half of 2006, China accounted for 98% and 97% of our total advertising revenues, respectively, compared to 96% and 95% in the same periods of 2005, respectively. Average spending per advertising customer in the PRC grew from $54,100 and $70,000 in the second quarter and first half of 2005, respectively, to $55,800 and $76,000 in the second quarter and first half of 2006, respectively. Our top ten customers in aggregate generated 27% and 16% of our advertising revenues during the second quarter and first half of 2006, respectively, compared to 15% and 17% in the same periods of 2005.
     Non-advertising. The year-over-year decline in non-advertising revenues in the second quarter of 2006 can be mostly attributed to the 43% decline in other (non-MVAS related) non-advertising revenues. The year-over-year decline in non-advertising revenues in the first half of 2006 was due to a decline of 8% in MVAS revenues and a decline of 38% in other non-advertising revenues.
MVAS

	Three months ended June 30,
	2006		2005		% of change
		(in thousands, except percentages)
2.0G products	$18,653	83%	$18,999	84%	-2%
2.5G products	3,795	17%	3,619	16%	5%

Total MVAS revenues	$22,448	100%	$22,618	100%	-1%

	Six months ended June 30,
	2006		2005		% of change
		(in thousands, except percentages)
2.0G products	$37,974	84%	$41,774	85%	-9%
2.5G products	7,168	16%	7,359	15%	-3%

Total MVAS revenues	$45,142	100%	$49,133	100%	-8%

     Revenues from 2.0G products, which includes SMS, interactive voice response system (“IVR”) and color ringbacktone (“CRBT”), decreased 2% and 9% year-over-year in the second quarter and first half of 2006, respectively. Revenues from SMS were $16.1 million and $15.6 million in the second quarter of 2006 and 2005, respectively, and accounted for 72% and 69% of total MVAS revenues over the respective periods. For the first half of 2006, SMS revenues declined $3.7 million, or 10%, year-over-year, which was largely due to higher churn rates by our monthly subscription users and less effective means to recruit new users. SMS revenues accounted for 71% and 73% of total MVAS revenues in the first half of 2006 and 2005, respectively. Revenues from CRBT decreased 58% and 39% year-over-year in the second quarter and first half of 2006, respectively. Revenues from IVR grew 2% and 22% year-over-year in the second quarter and first half of 2006, respectively, primarily due to the addition of IVR service with China Telecom.
     On a year-over-year basis, revenues from 2.5G products, including multimedia messaging service (“MMS”), wireless application protocol (“WAP”) and Kjava, increased 5% in the second quarter of 2006 but decreased 3% in the first half of 2006. MMS declined 45% in the second quarter and 51% for the first half of 2006. These year-over-year decreases were partially offset by the year-over-year increase in WAP and Kjava revenues. The year-over-year decreases in MMS revenues were mainly related to the termination of MMS Album by China Mobile and the new billing platform, which have made new user recruitment more difficult and increased the failure rate on fee collection from our users.
     In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS. These changes were in accordance with policy directives from China’s Ministry of Information Industry (“MII”) and were intended to address a number of issues, including reducing subscriber complaints, increasing customer satisfaction and promoting healthy development of the MVAS industry in China. The key changes include extending the trial period and requiring double reminders on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. Other provincial subsidiaries are expected to announce similar measures of their own. In addition, it is expected that China Mobile’s provincial subsidiaries will begin canceling existing WAP subscriptions that have been inactive for the prior four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. These policy changes from China Mobile will reduce our ability to acquire new monthly MVAS subscribers and increase the churn rate of our existing monthly MVAS subscribers. Although we have not completed our assessment of the policy changes, we believe that these changes could have a significant, adverse impact on our results of operations, cash flow and financial condition going forward. Other Chinese mobile operators, like China Unicom, may announce measures in response to the MII campaign. For the second quarter of 2006, 42% of our revenues were from the MVAS business, approximately 67% of which related to monthly subscription from China Mobile. Since we derive the majority of our China Mobile subscription revenues from SMS, MMS and WAP, we expect revenues from these products to be negatively impacted going forward. We are in the process of developing new products, such as IVR, that are not subject to China Mobile’s recent policy changes. However, there is no guarantee that we will be able to develop any such new products, that any such products will achieve market acceptance or that such products will not be affected by future rules and regulations.
     Other non-advertising revenues
     Other non-advertising revenues include fee-based services, such as virtual ISP and paid email services, e-commerce and other enterprise services such as paid search and directory listings. The year-over-year decreases in other non-advertising revenues in the second quarter and first half of 2006 were due to revenue declines from paid search and directory listings, loss of revenues from the sale of our online hotel-booking business in the third quarter of 2005 and the sale of our interest in an online auction joint venture in the fourth quarter of 2005.
     Revenues from paid search and directory listings accounted for 55% and 61% of our other non-advertising revenues in the second quarter and first half of 2006, respectively. These revenues are generated mainly from pay-by-listing products offered on our old search platform. Starting in the first quarter of 2006, we began to promote our new search engine iAsk as the preferred search engine on our website. iAsk is currently being offered free of charge. Consequently, we expect revenues from paid search and directory listings to continue to decline as existing contracts expire.
Cost of revenues

	Three months ended June 30,
	2006	2005	% of Change
	(in thousands, except percentages)
Cost of revenues:
Advertising	$10,317	$6,541	58%
Non-advertising:
MVAS	8,925	7,374	21%
Other	418	420	*

Subtotal	9,343	7,794	20%

Total cost of revenues	$19,660	$14,335	37%

	Six months ended June 30,
	2006	2005	% of Change
	(in thousands, except percentages)
Cost of revenues:
Advertising	$18,615	$12,435	50%
Non-advertising:
MVAS	18,325	16,044	14%
Other	765	790	-3%

Subtotal	19,090	16,834	13%

Total cost of revenues	$37,705	$29,269	29%

*	Less than 1%
     Compared to last year, cost of revenues increased 37% in the second quarter and 29% in the first half of 2006. This was primarily due to the increase in cost of revenues from our advertising and MVAS businesses.
     Advertising. Cost of advertising revenues consist mainly of expenses associated with the production of our web sites, which include fees paid to third parties for Internet connection, content and services, personnel related costs and equipment depreciation expenses associated with our web site production. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes levied on advertising sales are approximately 8.5% of the advertising revenues.
     The year-over-year increases of 58% and 50% in cost of advertising revenues in the second quarter and first half of 2006, respectively, were primarily due to the increase in web production costs driven by an increase in web production personnel and content fees, the increase in Internet connection costs associated with the additional bandwidth as well as the increase in business taxes associated with higher advertising revenues. These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth. Upon the adoption of SFAS 123R on January 1, 2006, cost of advertising revenues in the second quarter and first half of 2006 also included stock-based compensation of $0.4 million and $0.7 million, respectively.
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
     Compared to last year, cost of MVAS revenues increased 21% in the second quarter and 14% in the first half of 2006. The year-over-year increases were mostly due to the increase in royalties paid to third-party content providers and the increase in fees retained by or paid to mobile operators. Fees paid to third-party content providers for the second quarter of 2006 and 2005 were $1.9 million and $1.1 million, respectively, or 9% and 5% of our MVAS revenues, respectively, and $4.2 million and $2.8 million for the first half of 2006 and 2005, respectively, or 9% and 6% of our MVAS revenues, respectively. Fees retained by or paid to mobile operators for the second quarter of 2006 and 2005 were $6.5 million and $5.6 million, respectively, or 29% and 25% of our MVAS revenues, respectively, and $13.1 million and $12.0 million in the first half of 2006 and 2005, respectively, or 29% and 25% of our MVAS revenues, respectively.
     Under certain renewed arrangements with China Unicom, the service fee that China Unicom charges has been revised to a flat rate of 20% of the fees we charge to our users. Historically, service fees from China Unicom were set based on the volume of business with the mobile operator and mainly fluctuated between 10 — 40%, depending on the period and arrangement, but typically were around 12%. In July 2005, China Mobile introduced a three-tier scheme to revenue sharing on new arrangements. Under the new scheme, China Mobile charges 15% for using only its billing services, 30% for using its billing and customer support services and 50% for using its billing, customer support and marketing services. We currently do not rely on China Mobile for customer support and marketing services. However, if we choose to or are required to use China Mobile’s customer support or marketing services in the future, our operating margin for MVAS will be negatively impacted. China Mobile and China Unicom may choose to further increase the fees charged for providing their services, which may have a material adverse impact on our results of operations. For these reasons, historical cost trends may not be indicative of future results.
     Gross profit margins

	Three months ended June 30,
	2006	2005
Gross profit margins:
Advertising	65%	68%
Non-advertising:
MVAS	60%	67%
Other	76%	87%
Subtotal	61%	70%
Overall	63%	69%

	Six months ended June 30,
	2006	2005
Gross profit margins:
Advertising	64%	66%
Non-advertising:
MVAS	59%	67%
Other	79%	86%
Subtotal	61%	69%
Overall	62%	68%

     Overall gross profit margin for both the second quarter and first half of 2006, declined 6% from the same periods of 2005.
     Advertising. The year-over-year decreases in advertising gross profit margin in the second quarter and first half of 2006 were primarily due to the increased investment in our website production and stock-based compensation, which we began to expense starting January 1, 2006, pursuant to SFAS 123R. Stock-based compensation for the second quarter and the first half of 2006 accounted for approximately 1% of our advertising revenues.
     Non-advertising. The majority of the costs associated with non-advertising revenues are variable costs. The year-over-year decreases in non-advertising gross profit margin for the second quarter and first half of 2006 were mainly driven by the increase in transmission cost and content cost without a proportionate increase in revenues from MVAS. We expect a further increase in fees paid to mobile operators and content providers as a percentage of MVAS revenues, which would result in a continuing decline in MVAS gross profit margin in the near future.
Operating expenses

	Three months ended June 30,
	2006		2005
	(in thousands, except percentages)
		% of total net		% of total net
		Revenues		revenues	% of change
Sales and marketing expenses	$13,497	25%	$10,718	23%	26%
Product development expenses	$4,993	9%	$3,520	8%	42%
General and administrative expenses	$7,427	14%	$5,078	11%	46%

	Six months ended June 30,
	2006		2005
	(in thousands, except percentages)
		% of total net		% of total net
		Revenues		revenues	% of change
Sales and marketing expenses	$25,302	25%	$22,202	24%	14%
Product development expenses	$9,603	10%	$7,222	8%	33%
General and administrative expenses	$12,584	13%	$9,775	11%	29%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotion expenditures and travel expenses. The year-over-year increases in sales and marketing expenses in absolute dollars and as a percentage of total net revenues for the second quarter and first half of 2006 were primarily due to increased advertising and promotion for our World Cup-related content, which was approximately $1.2 million. Sales and marketing expenses also increased from the prior year as a result of increased promotion for our MVAS products and increased personnel-related expenses, such as commissions. Sales and marketing expenses in the second quarter and first half of 2006 also included stock-based compensation of $0.4 million and $0.6 million, respectively, as a result of adopting SFAS 123R on January 1, 2006.
     Product development expenses. Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email and search engine products. The year-over-year increases for the second quarter and first half of 2006 in absolute dollars and as a percentage of total net revenues were primarily due to an increase in headcount and depreciation expenses resulting from additional purchases of capital equipment. Product development expenses in the second quarter and first half of 2006 also included stock-based compensation of $0.4 million and $0.7 million, respectively, as a result of adopting SFAS 123R. We expect our product development expenses to continue to increase in absolute dollars in the near future.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees for professional service, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The year-over-year increases in absolute dollars and as a percentage of total net revenues for the second quarter and first half of 2006 were mainly due to the increase in provision for doubtful accounts as a result of increased advertising revenues. Other increases for the second quarter and first half of 2006 included $0.4 million and $0.6 million, respectively, related to the transfer of economic benefits generated from our VIEs in the PRC to our subsidiaries. General and administrative expenses in the second quarter and first half of 2006 also included stock-based compensation of $1.9 million and $2.5 million, respectively, as a result of adopting SFAS 123R. Second quarter stock-based compensation included an expense of $1.2 million related to option shares granted to directors with immediate vesting. During the second quarter and first half of 2005, we incurred certain non-recurring expenses, $0.5 million and $1.2 million in professional fees, respectively, in relation to our adoption of a shareholder rights plan and $0.2 million related to the consolidation of our facilities in Beijing in the first quarter of 2005.
Amortization of intangible assets.
     Amortization of intangibles for the second quarter and first half of 2006 were approximately $0.5 million and $0.9 million, respectively, or 1% of total net revenues, compared with $1.0 million and $2.1 million, or 2% of total net revenues, over the same periods of 2005. As of June 30, 2006, the net carrying amount of our intangible assets includes mainly purchased technology and non-competition agreements. These intangible assets are amortized over their respective useful lives. See Note 6 to the Condensed Consolidated Financial Statements for further information on intangible assets, including estimates of amortization expenses for future periods.
Interest and other income
     Interest income grew to $2.0 million in the second quarter of 2006 from $1.6 million in the same period last year. For the first half of 2006, interest income was $3.9 million compared to $3.1 million in the same period last year. The year-over-year increases were due to higher balance of cash, cash equivalent and short-term investments as well as higher interest rates.
Amortization of convertible debt issuance cost
     As a result of our sale of zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized over four years. The amortization expense was $0.2 million for the second quarter of each of 2006 and 2005 and $0.3 million for first half of 2006 and 2005.
Loss on equity investments
     The following summarizes the net loss on our equity investments:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
Shanghai NC SINA *	$—	$(46)	$(108)	$257
COAL **	—	(629)	—	(1,498)
Others	(162)	(183)	(397)	(183)

	$(162)	$(858)	$(505)	$(1,424)

% of total net revenues	<(1%)	(2%)	(1%)	(2%)

*	During the three months ended June 30, 2006, we sold our 51% interest in Shanghai NC SINA, a joint venture with NC Soft, and we recorded a gain of $2.0 million from this transaction.

**	During the three months ended December 31, 2005, we sold our 33% interest in COAL (a.k.a. 1Pai.com), an online auction joint venture with Yahoo! Inc., to Alibaba.com.
Provision for income taxes

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
Income tax provision	$878	$682	$1,683	$1,213
Effective tax rate for China operation	7%	5%	7%	4%
     Based on our current operating structure and preferential tax treatments available to us in China, we expect our effective income tax rate for our China operation to be between 5% to 10% in 2006. The increases in effective income tax rate from the same periods last year were primarily due to the expiration of tax holidays for certain entities in China. For further information on our tax structures and inherent risks see “If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%” under Risk Factors in Part II Item 1A. See also Note 8 — “Income Taxes” to the Condensed Consolidated Financial Statements for further discussion on income taxes.

Liquidity and Capital Resources

	As of June 30,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$312,481	$284,132
Working capital	$324,122	$285,525
Shareholder’s equity	$344,393	$288,438
     We have funded our recent operations and capital expenditures primarily using the $97.5 million raised through the sale of preference shares, the $68.8 million raised from the sale of ordinary shares in the initial public offering and the $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003 as well as net income from our operations.
     As of June 30, 2006, we had $312.5 million in cash, cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot guarantee that financing will be available in amounts or on terms acceptable to us, if at all.
     The following table sets forth the movements of our cash and cash equivalents for the periods presented:

	Six months ended June 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$20,571	$30,838
Net cash provided by (used in) investing activities	5,257	(26,010)
Net cash provided by financing activities	1,938	4,965
Effect of exchange rate changes on cash and cash equivalents	540	—

Net increase in cash and cash equivalents	28,306	9,793
Cash and cash equivalents at beginning of period	88,410	153,768

Cash and cash equivalents at end of period	$116,716	$163,561

Operating activities
     Net cash provided by operating activities for the six months ended June 30, 2006 was $20.6 million. This was primarily attributable to our net income of $17.5 million, adjusted by non-cash related expenses of $11.1 million and a net decrease in working capital of $8.0 million. The decrease in working capital was mainly due to an increase in accounts receivable of $12.5 million, which mostly resulted from World Cup-related revenues that were generated in June 2006, offset by an increase in accrued liabilities of $4.5 million.
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
     The year-over-year decrease in net cash provided by operating activities for the six months ended June 30, 2006, was primarily attributable to lower working capital generated and lower net income.
Investing activities
     Net cash provided by investing activities for the six months ended June 30, 2006 was $5.3 million. This was primarily generated from the sale of short-term investments of $16.5 million and from the sales of our interests in an online auction joint venture, online game joint venture and online travel business totaling $5.6 million, offset by additional consideration paid for the Crillion acquisition of $11.3 million and equipment purchases of $5.5 million.
     Net cash used in investing activities for the six months ended June 30, 2005 was $26.0 million. This was primarily related to additional consideration paid for the Crillion acquisition of $16.9 million, investment in capital spending of $7.8 million and investments in joint ventures of $2.8 million, offset by proceeds from the sale of investments totaling $1.5 million.
Financing activities
     Net cash provided by financing activities for the six months ended June 30, 2006 and 2005 were $1.9 million and $5.0 million, respectively, both primarily representing the proceeds from the exercise of stock options.
Contractual Obligations
     As of June 30, 2006, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the $100 million zero-coupon convertible subordinated notes issued on July 7, 2003. Operating lease obligations relate to our facilities in the PRC, as well as in the U.S., Taiwan and Hong Kong. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of June 30, 2006, operating lease commitments totaled $2.8 million and purchase obligations totaled $13.7 million. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 13 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we believe that the Company has the ability to hold to maturity these investments. As of June 30, 2006 we had unrealized losses of $4.2 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.
Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms” under Part II Item 1A. Risk Factors. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. During the second quarter and first half of 2006, the foreign currency translation adjustments to our comprehensive income were $0.7 million and $2.1 million, the currency transaction loss was approximately $0.01 million and $0.03 million, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar.

Investment Risk
     Equity investments
     We have direct investments in privately held companies, which are considered in the start-up or development stages. These investments are inherently risky, as the technologies or products these companies have under development are typically in the early stages and may never materialize, and we could lose a substantial part of our investment in these companies. The Company monitors its investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. See also Note 5 – “Equity Investments” to the Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:
•	offer new and innovative products;

•	attract buyers for our MVAS;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increased traffic and expanded services; and

•	expand the content and services on our network or secure certain premium content.
     Until recently, we had incurred accumulated deficits and we may incur future losses.
     We had incurred net losses through the third quarter of 2002. As of June 30, 2006 and December 31, 2005, we had retained earnings of $43.5 million and $26.1 million, respectively. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
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
     MVAS revenues accounted for 42% and 49% of our total net revenues in the second quarter of 2006 and 2005, respectively. SMS revenues accounted for 72% and 69% of our MVAS revenues in the second quarter of 2006 and 2005, respectively. If users do not adopt our MVAS at a sufficient rate, or if our SMS revenues fail to grow, our revenue growth could be negatively affected. Our MVAS revenues declined significantly in 2005 from the prior year and may continue to decline in the future. Factors that may prevent us from maintaining or growing our MVAS revenues include:
•	our ability to develop new services that become accepted by the market;

•	our ability to retain existing customers of our subscription services;

•	our ability to attract new subscribers in a cost-effective manner;

•	competitors, including mobile operators, may launch competing or better products than ours;

•	changes in policy, process and/or system by China Mobile and/or China Unicom, on whom we rely for service delivery, billing and fee collection, and who in the past have made sudden changes that have significantly impacted our revenues and may continue to do so in the future; and

•	changes in government regulations, which could restrict our MVAS offering and/or our ability to market our services.
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
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile and its subsidiaries and to a lesser extent China Unicom and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of June 30, 2006, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fees for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and message volume. For the second quarter of 2006 and 2005, we received on average 74% and 76%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 20% of the fees for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the second quarter of 2006 and 2005, we received on average 63% and 68%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.
     In the past, mobile operators have made sudden and unexpected changes in their policies, processes and systems, which have harmed our business. For example:
•	In mid 2004, mobile operators began transitioning SMS to new billing platforms, which has resulted in added operational controls and procedures in areas such as customer subscription and customer billing. Such change has increased the difficulties for new user recruitment and the failure rate for fee collection from our SMS users.

•	In January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to such users’ mobile phones.

•	In March 2005, China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased the failure rate for fee collection from our users.

•	In April 2006, China Unicom issued a new policy that sets price ceilings for usage-based and monthly subscription SMS. Such change may require us to lower our current prices on certain SMS or discontinue offering these services completely.

•	In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS, which included extending the trial period and requiring double reminders on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. Other provincial subsidiaries are expected to announce additional measures of their own. In addition, it is expected that China Mobile’s provincial subsidiaries will begin canceling existing WAP subscriptions that have been inactive for the prior four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. These policy changes from China Mobile could significantly reduced the Company’s ability to acquire new monthly MVAS subscribers and significantly increase the churn rate of existing monthly MVAS subscribers. Other Chinese mobile operators, such as China Unicom, may also announce similar measures.
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
     If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted. For the second quarter of 2006, approximately 78% of our MVAS revenues were derived from monthly subscription products, which mainly consist of SMS, MMS and WAP.
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
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there was no consistent confirmation rates trend or if there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record the MVAS revenues when we receive the billing statements. For the second quarter of 2006, approximately 24% of our MVAS revenues were estimated at period end.
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
     In the areas of online games, search, instant messaging and user-generated content such as blogs, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. The main competitors for search are Baidu, Yahoo!/Alibaba and Google, the competitors for our instant messaging service are Tencent’s QQ and Microsoft’s MSN Messenger, and the competitors for our user-generated content such as blogs are BlogCN, Bokee.com, ChinaBlog and Baidu KongJian. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.
     Increased competition could result in reduced page views, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.
     Our investment in online games, search, instant messaging and services related to user-generated content may not be successful.
     Online games, search, instant messaging and user-generated content such as blogs are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have developed our own search engine, we have acquired Davidhill Capital Inc. (“Davidhill”) and its instant messaging platform, and we have recently added SINA blog, which offers users a range of blog services. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online games, search, instant messaging and user-generated content include Shanda, Netease, The9, Baidu, Yahoo!/Alibaba, Tencent’s QQ , MSN Messenger, BlogCN, Bokee.com, ChinaBlog and Baidu KongJian. Our competitors in these areas tend to be more specialized in these specific markets and may have access to greater resources, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits from an increase in market share in any of these specific markets, and our results and share price could suffer as a result.
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
     The Internet industry is experiencing rapid technological changes. For example, with the advances of search engines, Internet users may choose to access information through search engines instead of web portals. With the advent of Web 2.0, the interests and preferences of Internet users may shift to user-generated content, such as blogs. As broadband becomes more accessible, Internet users may demand contents in audio- and video-rich format. With the development of 2.5G and soon 3G in China, mobile users may shift from the current predominant text messaging services to newer applications, such as multi-media messaging services, wireless e-commerce, music and video downloads and mobile games. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.
     Our strategy of acquiring complementary assets, technologies and businesses and entering into joint ventures may fail and may result in equity or earnings dilution.
     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar Limited, an MVAS company, in March 2004 we acquired Crillion Corp., an MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the costs of identifying and consummating acquisitions, and integrating the acquired businesses into ours, may be significant, and the integration of acquired business may be disruptive to our business operations. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.
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
     The Chinese government heavily regulates its Internet sector, including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China’s government regulation of the Chinese Internet sector include the following:
•	We only have contractual control over our website in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, MVAS or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the World Trade Organization, the PRC State Council promulgated the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecommunication services or value-added telecommunication services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by MII on December 26, 2001 and came into effect on January 14, 2002 to supplement the FITE Regulations.

However, there are still uncertainties regarding the interpretation and application of the FITE Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our website or complete cessation of our website. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any website it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, the Chinese State Administration of Radio, Film & Television (“SARFT”), which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when they are put into effect and, as a result, we could be subject to severe penalties as discussed above.

•	The governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

•	In July 2006, MII issued a “Notice on Strengthening Management of Foreign Investment in and Operation of Value-added Telecommunication Services Business.” The Notice, among other things, provides that foreign investors who intend to invest in and operate value-added telecommunication services in China shall strictly abide by applicable rules in applying for the establishment of foreign invested telecommunication enterprises and applying for relevant licenses for operating a value-added telecommunication services business. In addition, the Notice states that domestic telecommunication companies shall not by any means lease, lend, transfer or sell their telecommunication service operation license to any foreign investor and shall not in any manner provide resources, premises, facilities, equipment or other features to any foreign investor that operates a telecommunication service business illegally in China. The Notice sets forth certain requirements for domestic value-added telecommunication companies. An operator of value-added telecommunication services must itself own the domain names and trademarks used by such operator. In addition, an operator of value-added telecommunication services shall have the necessary premises, facilities and equipment and shall improve measures to protect the security of network and information, establish relevant management structure to protect the safety of information, set up emergency procedures to protect the security of network and information and be responsible for the safety of information, all in accordance with applicable regulations. Domestic companies which have already obtained value-added telecommunication services licenses must evaluate their compliance with these requirements, take corrective action in accordance with these requirements and submit results of such examination and self-correction to the MII before November 1, 2006. Companies which do not comply with these requirements must rectify their non-compliance within a specified time period or may have their value-added telecommunication service operation licenses revoked. We conduct all of our Internet information services, advertising and MVAS in China via certain significant domestic Variable Interest Entities, or VIEs. We are in the process of evaluating our compliance (including the compliance of our VIEs) with these requirements. We anticipate that we may need to modify certain aspects of our business and corporate structure in order to comply with these requirements.

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
     As discussed in the risk factor above titled “We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our website”, in July 2006, the MII issued a “Notice on Strengthening Management of Foreign Investment in and Operation of Value-added Telecommunication Services Business.” The Notice sets forth certain restrictions applicable to foreign investors who intend to invest in and operate value-added telecommunication services in China and to domestic value-added telecommunication companies. We are in the process of evaluating our compliance (including the compliance of our VIEs) with these requirements. We anticipate that we may need to modify certain aspects of our business and corporate structure in order to comply with these requirements.
     We cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements (including without limitation the requirements described in the Notice issued by MII in July 2006), with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended June 30, 2006, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending September 30, 2006. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
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
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of June 30, 2006, our goodwill and amortizable intangible assets arising from acquisitions were $91.4 million.
     In July 2006, China Mobile made changes to their policy on subscription-based MVAS (as described in the risk factor above titled “With respect to MVAS, we rely on China Mobile and China Unicom for service delivery, billing and fee collection.”). Such changes could significantly reduce the Company’s ability to acquire new monthly MVAS subscribers and significantly increase the churn rate of existing monthly MVAS subscribers. The Company may need to assess goodwill and intangible related to the MVAS operation for impairment and may need to record a significant charge to earnings if an impairment is determined. As of June 30, 2006, goodwill and intangible related to the MVAS operation was $69.4 million.
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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended June 30, 2006, the closing sale prices of our ordinary shares on the NASDAQ National Market ranged from $22.88 to $29.24 per share and the closing sale price on August 4, 2006 was $23.37 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.
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
     In February 2005, Shanda and several of its affiliates reported that they beneficially acquired 9,821,765 shares of our ordinary shares, which represents approximately 18.3% of our ordinary shares outstanding as of August 4, 2006. As a result, Shanda is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably. Additionally, in the event Shanda obtains Board representation, it may have influence over certain of the Company’s business activities otherwise not subject to a shareholder vote.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     On June 23, 2006, the Company held its Annual General Meeting of Shareholders. At the meeting, the shareholders elected as directors Yongji Duan (with 36,474,800 shares voting for and 10,766,850 shares withheld), Yan Wang (with 37,974,559 shares voting for and 9,267,091 shares withheld), Xiaotao Chen (with 37,996,892 shares voting for and 9,244,758 shares withheld), Charles Chao (with 37,998,693 shares voting for and 9,242,957 shares withheld) and Hurst Lin (with 37,968,228 shares voting for and 9,273,422 shares withheld).
     The term of office of each of the following directors continued after the Annual General Meeting of Shareholders: Ter Fung Tsao, Song-Yi Zhang, Pehong Chen, Lip-Bu Tan and Yichen Zhang.
     The shareholders ratified the appointment of PricewaterhouseCoopers Zhong Tian CPAs Limited Company as the independent auditors for the current fiscal year (with 37,998,343 shares voting for, 19,355 shares against and 9,223,951 shares abstaining).
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

SINA CORPORATION
Dated: August 9, 2006	By:	/s/ Charles Chao
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