Form 10-Q
period 2006-09-30
SINA CORP
filed 2006-11-09
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑                     Accelerated filer ☐                     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
The number of the registrant’s ordinary shares outstanding as of November 3, 2006 was 53,925,270.

SINA CORPORATION

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
SINA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands, except per share data)

	September 30,	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$168,852	$88,410
Short-term investments	176,491	212,279
Accounts receivable, net of allowances for doubtful accounts of $4,188 and $2,443, respectively	42,064	33,940
Short-term deferred tax assets	875	857
Prepaid expenses and other current assets	8,601	11,523

Total current assets	396,883	347,009
Investment in Tidetime Sun	446	716
Property and equipment, net	23,230	22,207
Equity investments	1,170	3,261
Intangible assets, net	8,286	9,691
Goodwill	82,663	82,663
Other assets	2,339	3,174

Total assets	$515,017	$468,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,018	$1,582
Accrued liabilities	42,641	43,235
Income taxes payable	5,757	4,282

Total current liabilities	49,416	49,099
Convertible debt	100,000	100,000

Total liabilities	149,416	149,099

Commitments and contingencies (Note 13)

Shareholders’ equity:
Ordinary shares: $0.133 par value; 150,000 shares authorized; 53,922 and 53,265 shares issued and outstanding	7,172	7,084
Additional paid-in capital	297,155	284,559
Retained earnings	54,251	26,057
Accumulated other comprehensive income (loss):
Unrealized loss on investments in marketable securities	(2,684)	(2,903)
Cumulative translation adjustments	9,707	4,825

Total shareholders’ equity	365,601	319,622

Total liabilities and shareholders’ equity	$515,017	$468,721

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net revenues:
Advertising	$32,697	$22,968	$84,332	$59,989
Non-advertising	23,362	26,656	72,117	81,613

	56,059	49,624	156,449	141,602

Cost of revenues:
Advertising (*)	11,333	7,410	29,948	19,845
Non-advertising	8,715	8,670	27,805	25,504

	20,048	16,080	57,753	45,349

Gross profit	36,011	33,544	98,696	96,253

Operating expenses:
Sales and marketing (*)	12,210	15,735	37,512	37,937
Product development (*)	5,082	3,816	14,685	11,038
General and administrative (*)	7,832	4,210	20,416	13,985
Amortization of intangible assets	468	602	1,405	2,684

	25,592	24,363	74,018	65,644

Income from operations	10,419	9,181	24,678	30,609
Interest and other income	2,156	1,698	6,108	4,794
Amortization of convertible debt issuance cost	(172)	(172)	(514)	(514)
Gain (loss) on sales of business and investments, net	(134)	1,487	1,660	1,487
Loss on investment in Tidetime Sun	(270)	(1,458)	(270)	(2,740)
Loss on equity investments	(185)	(996)	(690)	(2,420)

Income before income taxes	11,814	9,740	30,972	31,216
Provision for income taxes	(1,095)	(647)	(2,778)	(1,860)

Net income	$10,719	$9,093	$28,194	$29,356

Basic net income per share	$0.20	$0.17	$0.53	$0.56

Shares used in computing basic income per share	53,690	53,099	53,561	52,214

Diluted net income per share	$0.19	$0.16	$0.49	$0.51

Shares used in computing diluted income per share	58,419	58,774	58,484	58,680

(*)	Cost of revenues and operating expenses for the three and nine months ended September 30, 2006 included stock-based compensation expense in accordance with SFAS 123R, which the Company adopted on January 1, 2006. See Note 10 – “Stock-Based Compensation” to the Condensed Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME
(Unaudited, in thousands)

				Ordinary		Accumulated
			Additional	Shares Subject		Other	Total
	Ordinary Shares		Paid-in	to Subsequent	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Issuance	Earnings	Income	Equity
Balances at December 31, 2005	53,265	$7,084	$284,559	$—	$26,057	$1,922	$319,622
Comprehensive income:
Net income	—	—	—	—	28,194	—	28,194
Unrealized gain on marketable securities	—	—	—	—	—	219	219
Currency translation adjustments	—	—	—	—	—	4,882	4,882

Total comprehensive income:							33,295

Stock-based compensation	—	—	7,245	—	—	—	7,245
Issuance of ordinary shares pursuant to stock plans	473	63	5,376	—	—	—	5,439
Business acquisition	184	25	(25)	—	—	—	—

Balances at September 30, 2006	53,922	$7,172	$297,155	$—	$54,251	$7,023	$365,601

				Ordinary	Retained	Accumulated
			Additional	Shares Subject	Earnings	Other	Total
	Ordinary Shares		Paid-in	to Subsequent	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Issuance	Deficit)	Income(Loss)	Equity
Balances at December 31, 2004	51,359	$6,834	$263,912	$—	$(17,058)	$(343)	$253,345
Comprehensive income:
Net income	—	—	—	—	29,356	—	29,356
Unrealized loss on marketable securities	—	—	—	—	—	(1,412)	(1,412)
Currency translation adjustments	—	—	—	—	—	4,193	4,193

Total comprehensive income:							32,137

Issuance of ordinary shares pursuant to stock plans	1,497	196	5,702	—	—	—	5,898
Business acquisition	275	37	11,198	1,098	—	—	12,333

Balances at September 30, 2005	53,131	$7,067	$280,812	$1,098	$12,298	$2,438	$303,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$28,194	$29,356
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in allowance for doubtful accounts	3,980	441
(Gain) loss on sales of business and investments, net	(1,660)	(1,487)
Loss on investment in Tidetime Sun	270	2,740
Loss on equity investments	690	2,420
Depreciation	7,221	6,917
Stock-based compensation	7,245	—
Amortization of convertible debt issuance cost	514	514
Amortization of intangible assets	1,405	2,684
Changes in assets and liabilities (net of effect of acquisition):
Accounts receivable	(11,304)	7,096
Prepaid expenses and other current assets	681	1,823
Accounts payable	(584)	(144)
Accrued liabilities	9,869	(6,148)
Income taxes payable	1,374	(1,088)
Other assets	341	(1,222)

Net cash provided by operating activities	48,236	43,902

Cash flows from investing activities:
Proceeds from sale of (purchase of) short-term investments	38,912	(52,674)
Cash paid for business acquisition	(11,266)	(26,141)
Purchases of property and equipment	(7,809)	(12,593)
Cash paid for equity investments	—	(3,024)
Proceeds from sale of business and investments	5,578	2,073
Deposit for equity investment	—	(800)

Net cash provided by (used in) investing activities	25,415	(93,159)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	5,439	5,898

Net cash provided by financing activities	5,439	5,898

Effect of exchange rate change on cash and cash equivalents	1,352	2,896

Net increase (decrease) in cash and cash equivalents	80,442	(40,463)

Cash and cash equivalents at the beginning of the period	88,410	153,768

Cash and cash equivalents at the end of the period	$168,852	$113,305

Supplemental disclosure of significant noncash activities:
Ordinary shares issued for business acquisition	$4,145	$11,235

Ordinary shares subject to subsequent issuance for business acquisition	$—	$1,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SINA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Business
     SINA Corporation (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized websites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Online (community-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, blog services, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.
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
     The condensed consolidated financial statements include the accounts of the Company, its subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but which are less than majority owned and not otherwise controlled by the Company, are accounted for under the equity method. The Company has adopted Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 46R “Consolidation of Variable Interest Entities” (“FIN 46R”), an Interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46R requires a VIE to be consolidated by a company if that company is subject to a majority of the risk of loss for the VIEs or is entitled to receive a majority of the VIE’s residual returns. To comply with PRC laws and regulations, the Company provides substantially all its Internet content provision, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs is funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. As of September 30, 2006, the total amount of interest-free loans to these PRC employees was $9.7 million. The aggregate accumulated losses of all VIEs as of September 30, 2006 were approximately $3.0 million and have been included in the condensed consolidated financial statements.
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
     Stock-based compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award.

The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years. In March 2005, the Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
     The Company elected the modified prospective method and therefore has not restated results for prior periods. The valuation provisions of SFAS 123R apply to new grants and unvested grants that were outstanding as of the effective date. Estimated compensation for unvested grants that were outstanding as of the effective date are recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.
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
     Goodwill
     The Company adopted SFAS No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) on January 1, 2002. Under SFAS 142, goodwill is no longer amortized, but tested for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of SFAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit is compared to its carrying value. If the fair value exceeds the carrying value, goodwill is not impaired and no further testing is performed. The second step is performed if the carrying value exceeds the fair value. The implied fair value of the reporting unit’s goodwill must be determined and compared to the carrying value of the goodwill. If the carrying value of a reporting unit’s goodwill exceeds its implied fair value, an impairment loss equal to the difference will be recorded. The Company completed an impairment test on its goodwill related to its mobile business in the third quarter of 2006 as a result of policy changes by its major mobile operators and determined that the carrying amount was not impaired.
     Recent accounting pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial position, cash flows and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company for the fiscal year ended December 31, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial position, cash flows and results of operations.
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

3. Short-Term Investments
     The investments in marketable debt securities are classified as available-for-sale securities. The Company invests in these securities with the intent to make such funds readily available for operating or acquisition purposes and, accordingly, classifies them as short-term investments. The following table summarizes the contractual maturities of available-for-sale debt securities:

	September 30,	December 31,
	2006	2005
	(in thousands)
Short-term investments:
Due within one year	$149,862	$173,657
Due one to five years	12,751	24,688
Due after five years	13,878	13,934

	$176,491	$212,279

     During the three and nine months ended September 30, 2006, the Company recorded unrealized gain of $1.6 million and $0.2 million, respectively, and recorded an unrealized loss of $0.03 million and an unrealized gain of $0.1 million, in the same periods of 2005, respectively, on its marketable debt securities as a component of comprehensive income. The Company considered the declines in value as not other-than-temporary, because the declines in market value were attributable to changes in interest rates, not credit quality, and because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity.
4. Investment in Tidetime Sun
     Investment in Tidetime Sun is accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and is classified as available for sale. The fair value of this investment as of September 30, 2006 was $0.4 million, compared to a cost basis of $0.7 million as of December 31, 2005. The Company considered the decline in the fair value of this investment to be other-than-temporary and recorded an impairment loss of approximately $0.3 million during the three months ended September 30, 2006. If there is further decline in fair value that is deemed to be other-than-temporary, the Company may have to recognize impairment charges in future periods.
5. Equity Investments
     Equity investments are comprised of investments in privately held companies and are accounted for using the equity method of accounting. The following sets forth the changes in the Company’s equity investments:

	Shanghai NC-SINA	COAL	Others	Total
	(in thousands)
Balances at December 31, 2005	$1,417	$—	$1,844	$3,261
Additional investment	—	—	800	800
Share of loss on equity investments	(108)	—	(582)	(690)
Sale of investments	(1,309)	—	(892)	(2,201)

Balances at September 30, 2006	$—	$—	$1,170	$1,170

	Shanghai NC-SINA	COAL	Others	Total
	(in thousands)
Balances at December 31, 2004	$1,384	$1,932	$1,225	$4,541
Additional investments	—	1,749	1,275	3,024
Share of gain (loss) on equity investments	146	(2,187)	(379)	(2,420)

Balances at September 30, 2005	$1,530	$1,494	$2,121	$5,145

     In December 2005, the Company sold its equity investment in China Online Auction Limited (“COAL,” a.k.a. 1Pai.com), a joint venture with Yahoo! Inc., to Alibaba.com. In May 2006, the Company sold its interest in Shanghai-NC SINA, a joint venture with NC Soft, a Korean online game company, to NC Soft. The Company recorded a gain of $2.0 million from this transaction in the three months ended June 30, 2006.

6. Goodwill and Intangible Assets
     The following table summarizes goodwill from the Company’s acquisitions:

	September 30,	December 31,
	2006	2005
	(In thousands)
Crillion and Memestar	$68,891	$68,891
Davidhill	13,772	13,772

Total	$82,663	$82,663

     The following table summarizes intangible assets, net:

	September 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
	(in thousands)
Crillion and Memestar
Non-compete agreements	$3,147	$(2,844)	$303	$3,147	$(2,371)	$776

Davidhill
Non-compete agreements	480	(480)	—	480	(320)	160
Technology	10,300	(2,317)	7,983	10,300	(1,545)	8,755

Subtotal	10,780	(2,797)	7,983	10,780	(1,865)	8,915

Total	$13,927	$(5,641)	$8,286	$13,927	$(4,236)	$9,691

     The intangible assets are all amortizable. Non-compete agreements have original estimated useful lives of eighteen to thirty-six months. Technology has original estimated useful life of ten years.
     Amortization expense related to intangible assets were $0.5 million and $1.4 million for the three and nine months ended September 30, 2006, respectively, and $0.6 million and $2.7 million for the three and nine months ended September 30, 2005, respectively. As of September 30, 2006, estimated amortization expenses in future periods are expected to be as follows:

Amortization
Fiscal year	expenses
(in thousands)
Remainder of 2006	$415
2007	1,176
2008	1,030
2009	1,030
2010	1,030
Thereafter	3,605

Total expected amortization expense	$8,286

7. Accrued Liabilities
     During the three months ended March 31, 2006, the Company paid $11.3 million in cash to the prior shareholders of Crillion Corporation for the achievement of the 2005 performance target which was accrued as of December 31, 2005.
8. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions, including China, the United States, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of September 30, 2006. The Company generated substantially all of its net income from its China operations for the three and nine months ended September 30, 2006 and 2005, and the Company has recorded income tax provisions for the periods as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands, except		(in thousands, except
	percentages)		percentages)
Loss subject to non China operation	$(3,781)	$(1,217)	$(8,640)	$(7,318)
Income subject to China operation	15,595	10,957	39,612	38,534

Income before taxes	$11,814	$9,740	$30,972	$31,216

Income tax expenses subject to China operation	$1,095	$647	$2,778	$1,860
Effective tax rate for China operation	7%	6%	7%	5%
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
     The provisions for income taxes for the three and nine months ended September 30, 2006 and 2005 differ from the amounts computed by applying the EIT primarily due to the tax holidays and the preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The effective tax rates for the PRC operations for the three and nine months ended September 30, 2006 were higher than the same periods of the prior year primarily due to the expiration of tax holidays of certain entities in 2006.
9. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Options to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net income per share were approximately 3.4 million and 2.3 million, respectively, for the three and nine months ended September 30, 2006 and were 0.2 million for both the three and nine months ended September 30, 2005.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except per share amounts)
Basic net income per share calculation:
Numerator:
Net income used in computing basic net income per share	$10,719	$9,093	$28,194	$29,356

Denominator:
Weighted average ordinary shares outstanding	53,690	53,099	53,561	52,214

Basic net income per share	$0.20	$0.17	$0.53	$0.56

Diluted net income per share calculation:
Numerator:
Net income	$10,719	$9,093	$28,194	$29,356
Amortization of convertible debt issuance cost	172	172	514	514

Net income used in computing diluted net income per share	$10,891	$9,265	$28,708	$29,870

Denominator:
Weighted average ordinary shares outstanding	53,690	53,099	53,561	52,214
Weighted average ordinary shares equivalents:
Stock options	852	1,798	1,034	2,589
Convertible debt	3,877	3,877	3,877	3,877
Others	—	—	12	—

Shares used in computing diluted net income per share	58,419	58,774	58,484	58,680

Diluted net income per share	$0.19	$0.16	$0.49	$0.51

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
     No stock awards were granted during the three months ended September 30, 2006. Only director shares were granted during the three months ended September 30, 2005. The assumptions used to value stock-based compensation awards for the three and nine months ended September 30, 2006 and 2005 are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected term (in years)	N/A	2.0	3.8-5.0	1.0-4.0
Expected volatility	N/A	61%	68%-71%	61%-87%
Risk-free interest rate	N/A	4.09%	5.0%-5.2%	2.93%-4.09%
Expected dividend yield	N/A	0	0	0
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
     Total stock-based compensation recognized on the Company’s Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is as follows:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
	(in thousands)
Cost of revenues	$568	$1,268
Sales and marketing	531	1,145
Product development	606	1,317
General and administrative	1,001	3,515

Total	$2,706	$7,245

     The following table sets forth the pro forma amounts of net income and net income per share for the three and nine months ended September 30, 2005 that would have resulted if the Company had accounted for stock-based awards under the fair value recognition provisions of SFAS 123:

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
	(in thousands)
Net income:
As reported	$9,093	$29,356
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	—	(73)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(2,938)	(7,969)

Pro forma	$6,155	$21,314

Basic net income per share:
As reported	$0.17	$0.56

Pro forma	$0.12	$0.41

Diluted net income per share:
As reported	$0.16	$0.51

Pro forma	$0.11	$0.37

     As of September 30, 2006, there was $25.7 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to the Company’s employees. This cost is expected to be recognized over a weighted-average period of 2.0 years. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.
     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’ stock option program for the nine months ended September 30, 2006:

				Weighted Average
	Options Available		Weighted Average	Remaining	Aggregate
	for Grant	Options Outstanding	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
December 31, 2005	2,681	3,610	$14.97
Granted	(2,100)	2,100	$23.90
Exercised	N/A	(474)	$11.48
Cancelled/expired/forfeited	609	(609)	$9.90

September 30, 2006	1,190	4,627	$20.05	6.40	$25,317

Vested and expected to vest as of September 30, 2006		4,384	$19.86	6.42	$24,887

Exercisable as of September 30, 2006		1,909	$16.18	6.68	$18,826

     The total intrinsic value of options exercised for the three and nine months ended September 30, 2006 were $4.6 million and $6.5 million, respectively. The intrinsic value is calculated as the difference between the market value as of September 30, 2006 and the exercise price of the shares. The weighted average estimated fair value of options granted during the nine months ended September 30, 2006 was $13.57. The weighted average estimated fair value of options granted during three and nine months ended September 30, 2005 was $9.56 and $10.25, respectively.
     Information regarding the stock options outstanding at September 30, 2006 is summarized below:

		Weighted Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.16 – $1.88	375	5.34	$1.67	375	$1.67
$1.89 – $12.98	635	6.02	$11.24	485	$10.75
$12.99 – $20.86	910	7.35	$19.84	486	$19.36
$20.87 – $36.40	2,707	6.31	$24.73	563	$27.78

	4,627	6.40	$20.05	1,909	$16.18

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
     The following is a summary of revenues, cost of revenues and gross profit margins:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
		(in thousands, except percentages)
Revenues:
Advertising	$32,697	$22,968	$84,332	$59,989
MVAS	21,811	24,134	66,953	73,267
Other	1,551	2,522	5,164	8,346

	$56,059	$49,624	$156,449	$141,602

Cost of revenues:
Advertising	$11,333	$7,410	$29,948	$19,845
MVAS	8,313	8,279	26,638	24,323
Other	402	391	1,167	1,181

	$20,048	$16,080	$57,753	$45,349

Gross profit margins:
Advertising	65%	68%	64%	67%
MVAS	62%	66%	60%	67%
Other	74%	84%	77%	86%
Overall	64%	68%	63%	68%
     The following is a summary of the Company’s geographic operations:

	China	U.S.	Hong Kong	Taiwan	Total
	(in thousands)
Three months ended and as of September 30, 2006:
Revenue	$55,149	$467	$390	$53	$56,059
Long-lived assets	21,851	154	1,142	83	23,230
Three months ended and as of September 30, 2005:
Revenues	$48,445	$508	$546	$125	$49,624
Long-lived assets	21,756	121	179	146	22,202
Nine months ended and as of September 30, 2006:
Revenue	$153,700	$1,469	$1,037	$243	$156,449
Long-lived assets	21,851	154	1,142	83	23,230
Nine months ended and as of September 30, 2005:
Revenues	$138,290	$1,556	$1,353	$403	$141,602
Long-lived assets	21,756	121	179	146	22,202
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
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of September 30, 2006 and December 31, 2005, approximately 98% and 97%, respectively, of the net accounts receivable were derived from the Company’s operations in the PRC. With regard to the advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the three and nine months ended September 30, 2006 and 2005. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of September 30, 2006 and December 31, 2005.
     With regard to the MVAS operations, the Company mainly contracts with China Mobile Communication Corporation (“China Mobile”) and China Unicom Co. Ltd. (“China Unicom”) and their subsidiaries for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 39% and 43% of the Company’s net revenues for the three and nine months ended September 30, 2006, respectively, and 48% and 51% of the Company’s net revenues for the three and nine months ended September 30, 2005, respectively. Below is a summary of mobile operator and product line revenues as a percentage of total net revenues and accounts receivable from mobile operator as a percentage of total receivables:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues from mobile operators as a percentage of total net revenues:
China Mobile and its subsidiaries	24%	46%	33%	46%
China Unicom and its subsidiaries	13%	< 10%	9%	< 10%
Revenues from MVAS as a percentage of total net revenues:
Short Messaging Service	22%	35%	29%	38%
Interactive Voice Response	10%	< 10%	< 10%	< 10%

	September 30, 2006	December 31, 2005
Receivables from operators as a percentage of total accounts receivable:
China Mobile and its subsidiaries	25%	26%
China Unicom and its subsidiaries	< 10%	< 10%
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
     The majority of the Company’s net income was derived in China. The operations in China are carried out by the Company’s subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their distributable earnings, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective after-tax profit, if any, and up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2005, the Company is subject to a maximum appropriation of $11.1 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 8 — Income Taxes.
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi. As of September 30, 2006, the Company’s cash, cash equivalents and short-term investments balance denominated in Chinese renminbi was approximately $231.2 million, which accounted for approximately 67% of its total cash, cash equivalents and short-term investment balance; accounts receivable denominated in Chinese renminbi was approximately $45.2 million, which accounted for approximately 98% of its total accounts receivable balance; and liabilities balance denominated in Chinese renminbi was approximately $46.4 million, which accounted for approximately 31% of its total liabilities balance. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in renminbi. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.

13. Commitments and Contingencies
     Operating lease commitments include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2007. Rental expenses for the three and nine months ended September 30, 2006 were $0.9 million and $2.5 million, respectively, and for the three and nine months ended September 30, 2005 were $0.9 million and $2.9 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of September 30, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( in thousands)
Operating lease commitments	$2,293	$2,293	$—	$—	$—
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities. Purchase commitments as of September 30, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
			( in thousands)
Purchase commitments	$13,527	$10,122	$3,295	$42	$68
     There are uncertainties regarding the legal basis of our ability to operate an Internet business and value-added telecommunication services in China. Although China has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are such restrictions currently in place, but in addition regulations are unclear as to in which specific segments of these industries companies with foreign investors, including us, may operate and the manner of any such operations. Therefore, we might be required to limit the scope of our operations in China or alter the manner in which we operate, or both and any such operational changes could have a material adverse effect on our financial position, results of operations and cash flows.
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
Overview
     We are a leading online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (MVAS), SINA Online (community-based services, games and instant messaging), SINA.net (search and enterprise solutions) and SINA E-Commerce (online shopping). Together these provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, blog services audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS, fee-based services, e-commerce and enterprise services. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future.

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
     Other than noted below, there have been no significant changes during the first nine months of 2006 to the items disclosed as our critical accounting policies and estimates in the Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.
     Stock-based compensation
     We adopted the provisions of, and account for stock-based compensation in accordance with, SFAS 123R since January 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is generally the vesting period. We currently use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we are required to estimate forfeitures at the time of grant and record stock-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we may need to revise those estimates in subsequent periods.
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
     During a recent fixed-assets inventory count, we noted that a significant portion of certain fully depreciated computer equipment was still in use. We changed the estimated useful lives of these computer equipment (e.g., servers and filers), from three years to four years. This change in accounting estimate resulted in a reduction in depreciation expenses of $0.6 million in the first quarter of 2006, of which $0.2 million were in the cost of advertising revenues and $0.4 million were in operating expenses. Depreciation expenses were approximately $2.5 million and $7.2 million for the three and nine months ended September 30, 2006, respectively, and $2.7 million and $6.9 million for the three and nine months ended September 30, 2005, respectively.
     Goodwill
     We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of operations in our current reporting period that could not have been reasonably foreseen in prior periods. Application of goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units and estimating the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment. More conservative assumptions of the anticipated future benefits from these reporting units could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. See Note 6 “Goodwill and Intangible Assets” in the condensed consolidated financial statements for additional information on goodwill.
     Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 will be effective for us starting January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial position, cash flows and results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us for the fiscal year ended December 31, 2007. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, cash flows and results of operations.
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us for the fiscal year ended December 31, 2006. We are currently evaluating the impact of applying SAB 108 but do not believe that the application of SAB 108 will have a material effect on our financial position, cash flows, and results of operations.

Results of Operations
Net revenues

	Three months ended September 30,
	2006		2005
	(in thousands, except percentages)
		% of net		% of net	% of
		revenues		revenues	change
Net Revenues:
Advertising	$32,697	58%	$22,968	46%	42%

Non-advertising:
MVAS	21,811	39%	24,134	49%	-10%
Other	1,551	3%	2,522	5%	-39%

Subtotal	23,362	42%	26,656	54%	-12%

Total net revenues	$56,059	100%	$49,624	100%	13%

	Nine months ended September 30,
	2006		2005
	(in thousands, except percentages)
		% of net		% of net	% of
		revenues		revenues	change
Net Revenues:
Advertising	$84,332	54%	$59,989	42%	41%

Non-advertising:
MVAS	66,953	43%	73,267	52%	-9%
Other	5,164	3%	8,346	6%	-38%

Subtotal	72,117	46%	81,613	58%	-12%

Total net revenues	$156,449	100%	$141,602	100%	10%

     During the three and nine months ended September 30, 2006, total net revenues increased by $6.4 million, or 13%, and $14.8 million, or 10%, respectively, compared to the same periods of 2005. Advertising revenues in absolute dollars and as a percentage of total net revenues grew while MVAS and other non-advertising revenues declined.
     Advertising. The year-over-year growth in advertising revenues in the third quarter and first nine months of 2006 was primarily due to the increase in the number of advertisers, price and overall average spending per advertiser in China. Revenues from the automobile, information technology and real estate sectors contributed to a majority of advertising revenues for the third quarter of 2006 and were responsible for a majority of advertising revenues’ growth in the third quarter of 2006, compared to the same period last year. Growth for the third quarter and the first nine months of 2006 was partially driven by the 2006 FIFA World Cup event.
     During the third quarter and first nine months of 2006, China accounted for 98% and 97% of our total advertising revenues, respectively, compared to 96% and 95% in the same periods of 2005, respectively. Average spending per advertising customer in the PRC grew to approximately $57,500 in the third quarter of 2006 from approximately $54,400 in the same period last year. Our top ten customers in aggregate generated 18% and 19% of our advertising revenues during the third quarter and first nine months of 2006, respectively, compared to 15% and 13% in the same periods of 2005.
     Non-advertising. The year-over-year decline in non-advertising revenues in the third quarter and first nine months of 2006 can be attributed mostly to the decline in MVAS revenues and other non-advertising revenues.
     MVAS

	Three months ended September 30,
	2006		2005		% of change
	(in thousands, except percentages)
2.0G products	$18,797	86%	$20,661	86%	-9%
2.5G products	3,014	14%	3,473	14%	-13%

Total MVAS revenues	$21,811	100%	$24,134	100%	-10%

	Nine months ended September 30,
	2006		2005		% of change
	(in thousands, except percentages)
2.0G products	$56,771	85%	$62,435	85%	-9%
2.5G products	10,182	15%	10,832	15%	-6%

Total MVAS revenues	$66,953	100%	$73,267	100%	-9%

     Revenues from 2.0G products, which includes SMS, interactive voice response system (“IVR”) and color ringbacktone (“CRBT”), decreased 9% year-over-year in both the third quarter and first nine months of 2006. Revenues from SMS were $12.4 million and $17.4 million in the third quarter of 2006 and 2005, respectively, and accounted for 57% and 72% of total MVAS revenues over the respective periods. During the first nine months of 2006, SMS revenues declined $8.7 million, or 16%, year-over-year, which was largely due to higher churn rates by our monthly subscription users and less effective means to recruit new users. SMS revenues accounted for 67% and 73% of total MVAS revenues in the first nine months of 2006 and 2005, respectively. Revenues from IVR grew 200% and 85% year-over-year in the third quarter and first nine months of 2006 to $5.6 million and $9.9 million, respectively, primarily due to increased promotion and addition of IVR service with China Telecom. Revenues from CRBT decreased 45% and 42% year-over-year in the third quarter and first nine months of 2006, respectively, resulting from a reduction in marketing efforts.
     On a year-over-year basis, revenues from 2.5G products, which include multimedia messaging service (“MMS”), wireless application protocol (“WAP”) and Kjava, decreased 13% and 6% for the third quarter of 2006 and nine months ended September 30, 2006, respectively. Revenues from MMS declined 32% and 46% for the third quarter of 2006 and the first nine months of 2006, respectively. The year-over-year decline in MMS revenues was mainly related to certain changes by China Mobile, including the switch to a new billing platform as well as policy changes on monthly subscription services. These changes by China Mobile have made new user recruitment more difficult, increased the failure rate on fee collection from users and increased the churn rate of monthly subscribers.
     In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS. These changes were in accordance with policy directives from China’s Ministry of Information Industry (“MII”) and were intended to address a number of issues, including reducing subscriber complaints, increasing customer satisfaction and promoting healthy development of the MVAS industry in China. The key changes include requiring double confirmations on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. Other provincial subsidiaries are expected to announce similar measures of their own. In addition, China Mobile’s provincial subsidiaries began canceling existing WAP subscriptions that have been inactive for four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. In September 2006, China Unicom began enforcing double confirmations on new subscription services. These policy changes by mobile operators have reduced our ability to acquire new monthly MVAS subscribers and increased the churn rate of our existing monthly MVAS subscribers. Although we have not completed our assessment of the policy changes, we believe that these changes will have a significant and adverse impact on our results of operations, cash flows and financial condition going forward. China Mobile, China Unicom and other mobile operators may announce additional measures in response to the MII campaign in the future.
     For the third quarter of 2006, 39% of our revenues were from the MVAS business, approximately 36% and 21% of which related to monthly subscription from China Mobile and China Unicom, respectively. Since we derive the majority of our subscription revenues from SMS, MMS and WAP, we expect revenues from these products to be negatively impacted going forward. We are in the process of developing and promoting new products, such as IVR, that we believe are not subject to either China Mobile’s or China Unicom’s recent policy changes. However, there is no guarantee that we will be able to develop any such new products, that any such products will achieve market acceptance or that such products will not be affected by future changes in rules and regulations.
     Other non-advertising revenues
     Other non-advertising revenues include fee-based services, such as virtual ISP and paid email services, e-commerce and other enterprise services such as paid search and directory listings. The year-over-year decreases in other non-advertising revenues in the third quarter and first nine months of 2006 were due to revenue declines from paid search and directory listings, loss of revenues from the sale of our online hotel-booking business in the third quarter of 2005 and the sale of our interest in an online auction joint venture in the fourth quarter of 2005.

     Revenues from paid search and directory listings accounted for 49% and 58% of our other non-advertising revenues in the third quarter and first nine months of 2006, respectively. These revenues are generated mainly from pay-by-listing products offered on our old search platform. Starting in the first quarter of 2006, we began to promote our new search engine iAsk as the preferred search engine on our website. iAsk is currently being offered free of charge. Consequently, we expect revenues from paid search and directory listings to continue to decline as existing contracts expire.
Cost of revenues

	Three months ended September 30,
	2006	2005	% of Change
	(in thousands, except percentages)
Cost of revenues:
Advertising	$11,333	$7,410	53%
Non-advertising:
MVAS	8,313	8,279	*
Other	402	391	3%

Subtotal	8,715	8,670	1%

Total cost of revenues	$20,048	$16,080	25%

	Nine months ended September 30,
	2006	2005	% of Change
	(in thousands, except percentages)
Cost of revenues:
Advertising	$29,948	$19,845	51%
Non-advertising:
MVAS	26,638	24,323	10%
Other	1,167	1,181	-1%

Subtotal	27,805	25,504	9%

Total cost of revenues	$57,753	$45,349	27%

*	Less than 1%
     Compared to last year, cost of revenues increased 25% in the third quarter and 27% in the first nine months of 2006. This was primarily due to the increase in cost of revenues from our advertising, and to a lesser extent, MVAS businesses.
     Advertising. Cost of advertising revenues consist mainly of expenses associated with the production of our web sites, which include fees paid to third parties for Internet connection, content and services, personnel-related costs and equipment depreciation expenses associated with our website production. Cost of advertising revenues also includes the business taxes on advertising sales in the PRC. Business taxes, surcharges and cultural business construction fees levied on advertising sales are approximately 8.5% of the advertising revenues.
     The year-over-year increases of 53% and 51% in cost of advertising revenues in the third quarter and first nine months of 2006, respectively, were primarily due to the increase in web production costs driven by an increase in web production personnel and content fees, the increase in Internet connection costs associated with the additional bandwidth as well as the increase in business taxes associated with higher advertising revenues. These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth. Upon the adoption of SFAS 123R on January 1, 2006, cost of advertising revenues in the third quarter and first nine months of 2006 also included stock-based compensation of $0.6 million and $1.3 million, respectively.
     Non-advertising. Cost of non-advertising revenues consists mainly of fees paid to third-party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways, fees or royalties paid to third-party content providers for services and content associated with our MVAS, and costs for providing our enterprise services. Cost of non-advertising revenues also includes business taxes levied on non-advertising sales in the PRC. Business taxes and surcharges levied on MVAS are approximately 3.3% for mobile related revenues and 5.5% for other non-advertising revenues.

     Compared to last year, cost of MVAS revenues increased less than 1% in the third quarter and 10% in the first nine months of 2006. The year-over-year increases were mostly due to the increase in royalties paid to third-party content providers and the increase in fees retained by or paid to mobile operators. Fees paid to third-party content providers for the third quarter of 2006 and 2005 were $1.6 million and $1.5 million, respectively, or 7% and 6% of our MVAS revenues, respectively, and $5.9 million and $4.3 million for the first nine months of 2006 and 2005, respectively, or 9% and 6% of our MVAS revenues, respectively. Fees retained by or paid to mobile operators for the third quarter of 2006 and 2005 were $6.2 million and $6.0 million, respectively, or 28% and 25% of our MVAS revenues, respectively, and $19.3 million and $18.1 million in the first nine months of 2006 and 2005, respectively, or 29% and 25% of our MVAS revenues, respectively.
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
Gross profit margins

	Three months ended September 30,
	2006	2005
Gross profit margins:
Advertising	65%	68%
Non-advertising:
MVAS	62%	66%
Other	74%	84%
Subtotal	63%	67%
Overall	64%	68%

	Nine months ended September 30,
	2006	2005
Gross profit margins:
Advertising	64%	67%
Non-advertising:
MVAS	60%	67%
Other	77%	86%
Subtotal	61%	69%
Overall	63%	68%
     Overall gross profit margin for the third quarter and first nine months of 2006 declined 4% and 5%, respectively, from the same periods of 2005.
     Advertising. The year-over-year decreases in advertising gross profit margin in the third quarter and first nine months of 2006 were primarily due to the increased investment in our website production and stock-based compensation, which we began to expense starting January 1, 2006, pursuant to SFAS 123R. Stock-based compensation for the third quarter and the first nine months of 2006 accounted for approximately 2% of our advertising revenues.
     Non-advertising. The majority of the costs associated with non-advertising revenues are variable costs. The year-over-year decreases in non-advertising gross profit margin for the third quarter and first nine months of 2006 were mainly driven by the increase in transmission and content costs without a proportionate increase in revenues from MVAS. We expect a further increase in fees paid to mobile operators and content providers as a percentage of MVAS revenues, which would result in a continuing decline in MVAS gross profit margin in the near future.

Operating expenses

	Three months ended September 30,
	2006		2005
	(in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of change
Sales and marketing expenses	$12,210	22%	$15,735	32%	-22%
Product development expenses	$5,082	9%	$3,816	8%	33%
General and administrative expenses	$7,832	14%	$4,210	8%	86%

	Nine months ended September 30,
	2006		2005
	(in thousands, except percentages)
		% of total net		% of total net
		revenues		revenues	% of change
Sales and marketing expenses	$37,512	24%	$37,937	27%	-1%
Product development expenses	$14,685	9%	$11,038	8%	33%
General and administrative expenses	$20,416	13%	$13,985	10%	46%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising expenditures and travel and entertainment expenses. The year-over-year decreases in sales and marketing expenses in absolute dollars and as a percentage of total net revenues for the third quarter and first nine months of 2006 were primarily due to decreased promotions for our MVAS products and partially offset by increased sales-related personnel expenses, such as bonus and commissions. Sales and marketing expenses in the third quarter and first nine months of 2006 also included stock-based compensation of $0.5 million and $1.1 million, respectively, as a result of adopting SFAS 123R on January 1, 2006.
     Product development expenses. Product development expenses consist primarily of personnel-related expenses incurred for enhancement to and maintenance of our web sites as well as costs associated with new product development such as email, blog and search engine products. The year-over-year increases in the third quarter and first nine months of 2006 in absolute dollars and as a percentage of total net revenues were primarily due to an increase in headcount and depreciation expenses resulting from additional purchases of capital equipment. Product development expenses in the third quarter and first nine months of 2006 also included stock-based compensation of $0.6 million and $1.3 million, respectively, as a result of adopting SFAS 123R. We expect our product development expenses to continue to increase in absolute dollars in the near future.
     General and administrative expenses. General and administrative expenses consist primarily of personnel-related expenses, professional fees and provision for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries. The year-over-year increases in absolute dollars and as a percentage of total net revenues for the third quarter and first nine months of 2006 were mainly due to the increase in bad debt expenses of $1.6 million and $2.3 million, respectively, as a result of increased advertising revenues as well as certain aging mobile receivables. General and administrative expenses in the third quarter and first nine months of 2006 also included stock-based compensation of $1.0 million and $3.5 million, respectively, from the adoption of SFAS 123R. Other increases for the third quarter and first nine months of 2006 included payroll-related expenses and the transfer of economic benefits generated from our VIEs in the PRC to our subsidiaries totaling $0.4 million and $1.4 million, respectively. During the three and nine months ended September 30, 2005, we incurred certain non-recurring expenses, $0.2 million and $1.4 million in professional fees, respectively, in relation to our adoption of a shareholder rights plan and $0.2 million related to the consolidation of our facilities in Beijing in the first quarter of 2005.
Amortization of intangible assets.
     Amortization of intangibles for the three and nine months ended September 30, 2006 were approximately $0.5 million and $1.4 million, respectively, or 1% of total net revenues, compared with $0.6 million and $2.7 million, or 1% and 2% of total net revenues, respectively, over the same periods of 2005. As of September 30, 2006, the net carrying amount of our intangible assets consists of purchased technology and non-competition agreements. These intangible assets are amortized over their respective useful lives. See Note 6 to the Condensed Consolidated Financial Statements for further information on intangible assets, including estimates of amortization expenses for future periods.

Interest and other income
     Interest and other income grew to $2.2 million and $6.1 million for the third quarter and the first nine months of 2006, respectively, from $1.7 million and $4.8 million in the same period last year. The year-over-year increases were primarily due to higher balance of cash, cash equivalent and short-term investments as well as higher interest rates.
Amortization of convertible debt issuance cost
     As a result of the sale of our zero coupon convertible subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which is being amortized on a straight-line basis over four years. The amortization expense was $0.2 million for the third quarter of each of 2006 and 2005 and $0.5 million for first nine months of 2006 and 2005.
Loss on equity investments
     The following summarizes the net loss on our equity investments:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
COAL	$—	$(689)	$—	$(2,187)
Shanghai NC SINA	—	(111)	(108)	146
Others	(185)	(196)	(582)	(379)

	$(185)	$(996)	$(690)	$(2,420)

% of total net revenues	<1%	2%	<1%	2%
     During the fourth quarter of 2005, we sold our 33% interest in COAL (a.k.a. 1Pai.com), an online auction joint venture with Yahoo! Inc., to Alibaba.com. During second quarter of 2006, we sold our 51% interest in Shanghai NC SINA, a joint venture with NC Soft, and recorded a gain of $2.0 million from the sale.
Provision for income taxes

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
	(in thousands, except percentages)
Income tax provision	$1,095	$647	$2,778	$1,860
Effective tax rate for China operation	7%	6%	7%	5%
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
Liquidity and Capital Resources

	As of September 30,
	2006	2005
	(in thousands)
Cash, cash equivalents and short-term investments	$345,343	$288,636
Working capital	$347,467	$292,856
Shareholder’s equity	$365,601	$303,713
     We have funded our recent operations and capital expenditures primarily using the $97.5 million raised through the sale of preference shares, the $68.8 million raised from the sale of ordinary shares in the initial public offering and the $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003 as well as net income from our operations.
     As of September 30, 2006, we had $345.3 million in cash, cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot guarantee that financing will be available in amounts or on terms acceptable to us, if at all.
     The following table sets forth the movements of our cash and cash equivalents for the periods presented:

	Nine months ended September 30,
	2006	2005
	(in thousands)
Net cash provided by operating activities	$48,236	$43,902
Net cash provided by (used in) investing activities	25,415	(93,159)
Net cash provided by financing activities	5,439	5,898
Effect of exchange rate changes on cash and cash equivalents	1,352	2,896

Net increase(decrease) in cash and cash equivalents	80,442	(40,463)
Cash and cash equivalents at beginning of period	88,410	153,768

Cash and cash equivalents at end of period	$168,852	$113,305

Operating activities
     Net cash provided by operating activities for the nine months ended September 30, 2006 was $48.2 million. This was primarily attributable to our net income of $28.2 million, adjusted by non-cash related expenses, gains and losses of $19.7 million and a net increase in working capital of $0.3 million. The increase in working capital was mainly due to a net increase in accrued liabilities, income taxes payable and accounts payable totaling $10.7 million, offset by a net increase in accounts receivable, prepaid expenses and other current assets, and other assets totaling $10.4 million.
     Net cash provided by operating activities for the nine months ended September 30, 2005 was $43.9 million. Net cash provided by operating activities was primarily attributable to our net income of $29.4 million, adjusted by non-cash related expenses, gain and loss of $14.2 million and a net increase in working capital items of $0.3 million. The increase in working capital was mainly due to a decrease in accounts receivable of $7.1 million, which mainly resulted from improved collection and lower revenues, offset by a decrease in accrued liabilities of $6.1 million which was primarily due to the decrease in accrual for sales rebates, payroll withholding tax and customer advances and a decrease in income tax payable of $1.1million.
     The year-over-year increase in net cash provided by operating activities for the nine months ended September 30, 2006 was primarily attributable to increased net income adjusted by non-cash related expenses.
Investing activities
     Net cash provided by investing activities for the nine months ended September 30, 2006 was $25.4 million. This was primarily generated from the sale of short-term investments of $38.9 million and from the sales of our interests in an online auction joint venture, online game joint venture and online travel business totaling $5.6 million, offset by additional consideration paid for the Crillion acquisition of $11.3 million and equipment purchases of $7.8 million.
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
Financing activities
     Net cash provided by financing activities for the nine months ended September 30, 2006 and 2005 were $5.4 million and $5.9 million, respectively, both primarily representing the proceeds from the exercise of stock options.
Contractual Obligations
     As of September 30, 2006, our contractual obligations consisted of long-term debt obligations, operating lease obligations, purchase obligations and other contractual obligations. Long-term debt obligations represent the $100 million zero-coupon convertible subordinated notes issued on July 7, 2003. Operating lease obligations relate to our facilities in the PRC, as well as in the U.S., Taiwan and Hong Kong. Purchase obligations mainly include the commitments for Internet connection fees associated with website production, content fees associated with website production and MVAS, advertising serving services and marketing activities. As of September 30, 2006, operating lease commitments totaled $2.3 million and purchase obligations totaled $13.5 million. For additional information on operating lease obligations, purchase obligations and other contractual obligations, see Note 13 – “Commitments and contingencies” to the Condensed Consolidated Financial Statements.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities and in high-quality corporate securities and limits the amount of credit exposure to any one issuer. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we believe that the Company has the ability to hold to maturity these investments. As of September 30, 2006 we had unrealized losses of $2.7 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     Our zero coupon convertible subordinated notes due 2023, which were issued in July 2003 in the amount of $100 million, bear no interest and are denominated in U.S. dollars and therefore there is no interest or foreign currency exchange risk associated with the outstanding notes.
Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenue in U.S. dollar terms” under Part II Item 1A. Risk Factors. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. For the third quarter and first nine months of 2006, foreign currency translation adjustments to our comprehensive income were $2.7 million and $4.9 million, respectively, and the foreign currency transaction losses were approximately $0.04 million and $0.07 million, respectively, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar.
Investment Risk
     Equity investments
     We have direct investments in privately held companies, which are considered in the start-up or development stages. These investments are inherently risky. The technologies or products these companies have under development are typically in the early stages and may never materialize. We could lose a substantial part of our investment in these companies. The Company monitors its investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it requests from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. See also Note 5 – “Equity Investments” to the Condensed Consolidated Financial Statements.
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
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation and appointed City of Sterling Heights General Employee’s Retirement System, City of St. Clair Shores Police and Fire Retirement System, and Charter Township of Clinton Police and Fire Retirement System (collectively the “MAPERS Funds Group”) as lead plaintiff. The MAPERS Funds Group filed an amended consolidated complaint on September 9, 2005. On September 25, 2006, Judge Buchwald issued an order granting the defendants’ motion to dismiss the amended consolidated complaint in its entirety, without leave to amend. The MAPERS Funds Group filed a notice of appeal from the dismissal order on October 24, 2006. The Company intends to take all appropriate action in response to these lawsuits. The Company cannot estimate any possible loss at this time.
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
     We had incurred net losses through the third quarter of 2002. As of September 30, 2006 and December 31, 2005, we had retained earnings of $54.3 million and $26.1 million, respectively. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
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
     MVAS revenues accounted for 39% and 49% of our total net revenues in the third quarter of 2006 and 2005, respectively. SMS revenues accounted for 57% and 72% of our MVAS revenues in the third quarter of 2006 and 2005, respectively. If users do not adopt our MVAS at a sufficient rate, or if our SMS revenues fail to grow, our revenue growth could be negatively affected. Our MVAS revenues declined significantly in 2005 from the prior year and may continue to decline in the future. Factors that may prevent us from maintaining or growing our MVAS revenues include:
•	our ability to develop new services that become accepted by the market;

•	our ability to retain existing customers of our subscription services;

•	our ability to attract new subscribers in a cost-effective manner;

•	competitors, including mobile operators, may launch competing or better products than ours;

•	changes in policy, process and/or system by China Mobile, China Unicom or other mobile operators, on whom we rely for service delivery, billing and fee collection, and who in the past have made sudden changes that have significantly impacted our revenues and may continue to do so in the future; and

•	changes in government regulations, which could restrict our MVAS offerings and/or our ability to market our services.
     In addition to the above, we are relying on new MVAS such as MMS, IVR, CRBT, Kjava and WAP to be a significant part of our future revenue growth for MVAS. However, the current market size for these new MVAS is relatively small and adoption rates are still relatively low for these services compared to SMS services. If revenues from these services do not continue to grow significantly, our financial position, results of operations and cash flows could be materially and adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.
     With respect to MVAS, we rely on China Mobile and China Unicom for service delivery, billing and fee collection.
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile and its subsidiaries and China Unicom and its subsidiaries. We rely on China Mobile and China Unicom in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop our new products and services. As of September 30, 2006, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If either China Mobile or China Unicom chooses not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     China Mobile and China Unicom may choose to increase the fees charged for providing their services in the future, and if they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile generally retains 15% of the fees for content value-added services we provide to our users via their platform for fee collection. In addition, China Mobile deducts transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and message volume. For the third quarter of 2006 and 2005, we received on average 79% and 75%, respectively, of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom typically retains 20% of the fees for content value-added services we provide to our users via their platform if they charge us for transmission cost or between 21% and 29% if they do not charge us for transmission cost. For the third quarter of 2006 and 2005, we received on average 63% and 66%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.
     In the past, mobile operators have made sudden and unexpected changes in their policies, processes and systems, which have harmed our business. For example:
•	In mid 2004, mobile operators began transitioning SMS to new billing platforms, which has resulted in added operational controls and procedures in areas such as customer subscription and customer billing. Such change has increased the difficulties for new user recruitment and the failure rate for fee collection from our SMS users.

•	In January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s website when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to such users’ mobile phones.

•	In March 2005, China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased the failure rate for fee collection from our users.

•	In April 2006, China Unicom issued a new policy that sets price ceilings for usage-based and monthly subscription SMS. Such change may require us to lower our current prices on certain SMS or discontinue offering these services completely.

•	In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS, which included requiring double confirmations on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. Other provincial subsidiaries are expected to announce additional measures of their own. In addition, China Mobile’s provincial subsidiaries began canceling existing WAP subscriptions that have been inactive for the prior four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. These policy changes from China Mobile could significantly reduce the Company’s ability to acquire new monthly MVAS subscribers and significantly increase the churn rate of existing monthly MVAS subscribers.

•	In September 2006, China Unicom began enforcing double confirmation on new MVAS subscriptions. Such change could significantly reduce the Company’s ability to acquire new monthly MVAS subscribers.
     Our mobile operators could make further changes at any time, including, but not limited to, requiring service providers (SPs) to use the mobile operators’ customer service and/or marketing service and charging for these services; requiring SPs to migrate their MVAS to an operator’s billing platform, such as IVR, and increase the fees charged for using the operator’s platform; implementing new billing rules, such as reducing MVAS fees that can be charged to users; disallowing SP’s to bill certain inactive users and limiting the amount of MVAS fees that can be billed; issuing new rules on how WAP SP’s are placed on their browsers, which significantly determines WAP revenues; and limiting the product offerings of SP’s by working directly with content providers to launch competing services or giving exclusive rights to certain SP’s to offer certain MVAS. Any change in policy, process or system by the mobile operators could result in a material reduction of our MVAS revenues.
     If China Mobile or China Unicom restricts or disallows some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile or China Unicom does not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted. For the third quarter of 2006, approximately 57% of our MVAS revenues were derived from monthly subscription products, which mainly consist of SMS, MMS and WAP.
     In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain service providers for severe violations. To date, the penalties we have received have been insignificant in dollar amounts and have been accrued for, but it is difficult to determine the specific conduct that might be interpreted as violating such operating policies. In the future, if China Mobile or China Unicom imposes more severe penalties on us for policy violations, our revenues from MVAS and operating results may be negatively impacted.
     We are subject to potential liability and penalty for delivering inappropriate content through our MVAS. One of the violations cited in the notice for temporary termination of our IVR service at the end of July 2004 was that we had provided inappropriate content to our mobile subscribers through our IVR service. The definition and interpretation of inappropriate content in many cases are vague and subjective. We are not sure whether mobile operators including China Mobile and China Unicom or the Chinese government will find our other mobile content inappropriate and therefore prevent us from operating the MVAS relating to such content in the future. If they prevent us from offering such services, our revenues from MVAS may suffer significantly.

     If China Mobile’s or China Unicom’s systems encounter technical problems, or if they refuse to cooperate with us, our MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.
     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there was no consistent confirmation rates trend or if there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record our MVAS revenues when we receive the billing statements. For the third quarter of 2006, approximately 22% of our MVAS revenues were estimated at period end.
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
     In the areas of online games, search, instant messaging and user-generated content such as blogs, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to extend their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda, Netease and The9. The main competitors for search include Baidu, Yahoo!/Alibaba and Google, the competitors for our instant messaging service include Tencent’s QQ and Microsoft’s MSN Messenger, and the competitors for our user-generated content such as blogs include BlogCN, Bokee.com, ChinaBlog and Baidu KongJian. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.
     Increased competition could result in reduced page views and unique visitors, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.

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

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include online advertising, online news reporting, online publishing, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations may be subject to regulation in the future. Our operations may not be consistent with these new regulations when they are put into effect and, as a result, we could be subject to severe penalties as discussed above.

•	The governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

•	In July 2006, MII issued a “Notice on Strengthening Management of Foreign Investment in and Operation of Value-added Telecommunication Services Business.” The Notice, among other things, provides that foreign investors who intend to invest in and operate value-added telecommunication services in China shall strictly abide by applicable rules in applying for the establishment of foreign invested telecommunication enterprises and applying for relevant licenses for operating a value-added telecommunication services business. In addition, the Notice states that domestic telecommunication companies shall not by any means lease, lend, transfer or sell their telecommunication service operation license to any foreign investor and shall not in any manner provide resources, premises, facilities, equipment or other features to any foreign investor that operates a telecommunication service business illegally in China. The Notice sets forth certain requirements for domestic value-added telecommunication companies. An operator of value-added telecommunication services must itself own the domain names and trademarks used by such operator. In addition, an operator of value-added telecommunication services shall have the necessary premises, facilities and equipment and shall improve measures to protect the security of network and information, establish relevant management structure to protect the safety of information, set up emergency procedures to protect the security of network and information and be responsible for the safety of information, all in accordance with applicable regulations. Domestic companies which have already obtained value-added telecommunication services licenses must evaluate their compliance with these requirements, take corrective action in accordance with these requirements and submit results of such examination and self-correction to the MII before November 1, 2006. Companies which do not comply with these requirements must rectify their non-compliance within a specified time period or may have their value-added telecommunication service operation licenses revoked. We conduct all of our Internet information services, advertising and MVAS in China via certain significant domestic Variable Interest Entities, or VIEs. We are currently in discussion with MII to better understand whether our current arrangement is in compliance with these requirements and, if not, what corrective action may be needed. Although we are still awaiting comments from MII, we anticipate that we may need to modify certain aspects of our business and corporate structure in order to comply with these requirements.
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
     We are a holding company and do not have any assets or conduct any business operations in China other than our investments in our subsidiaries in China, including SINA.com Technology (China) Co., Ltd., Star-Village.com (Beijing) Internet Technology Ltd., Beijing New Media Information Technology Co. Ltd., Beijing SINA Internet Technology Service Co. Ltd., Beijing SINA Information Technology Co. Ltd. and others; and our VIEs. As a result, we depend on dividend payments from our subsidiaries in China for our revenues after they receive payments from our VIEs in China under various services and other arrangements. We cannot make any assurance that our subsidiaries in China can continue to receive the payments as arranged under our contracts with those VIEs. To the extent that these VIEs have undistributed after tax net income, we have to pay tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. In addition, under Chinese law, our subsidiaries are only allowed to pay dividends to us out of their distributable earnings, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, our Chinese subsidiaries are required to set aside at least 10% of their respective after-tax profit, if any, and up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended September 30, 2006, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending December 31, 2006. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
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
     We may be required to record a significant charge to earnings if we must reassess our goodwill or other intangible assets arising from acquisitions.
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually, or more frequently, if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in our market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of September 30, 2006, our goodwill and amortizable intangible assets arising from acquisitions were $90.9 million.
     In the three months ended September 30, 2006, each of China Mobile and China Unicom made changes to its policy on subscription-based MVAS (as described in the risk factor above titled “With respect to MVAS, we rely on China Mobile and China Unicom for service delivery, billing and fee collection.”). Such changes could significantly reduce our ability to acquire new monthly MVAS subscribers and significantly increase the churn rate of existing monthly MVAS subscribers. During the third quarter of 2006, we assessed the goodwill related to our MVAS operation for impairment as a result of the policy changes and determined that the carrying amount was not impaired. The assumptions used for the assessment were based on the information available to us at the time. Further decline in the performance of our mobile operations and other factors may require us to record a significant charge to earnings if an impairment is determined at a future date. As of September 30, 2006, goodwill and intangible related to our MVAS operation was $69.2 million.
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
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the three months ended September 30, 2006, the closing sale prices of our ordinary shares on the NASDAQ National Market ranged from $20.91 to $26.57 per share and the closing sale price on November 3, 2006 was $27.88 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.
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
     In February 2005, Shanda and several of its affiliates reported that they beneficially acquired 9,821,765 shares of our ordinary shares, which represents approximately 18.3% of our ordinary shares outstanding as of November 3, 2006. As a result, Shanda is able to substantially influence all matters requiring the approval of our shareholders, including the election of directors and the approval of significant corporate transactions such as acquisitions. This concentration of ownership could delay, defer or prevent a change in control or otherwise impede a merger or other business combination that the Board of Directors or other shareholders may view favorably. Additionally, in the event Shanda obtains Board representation, it may have influence over certain of the Company’s business activities otherwise not subject to a shareholder vote.
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
     None.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits
     (a) Exhibits.
3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1*	Employment Agreement dated July 31, 2006 between Charles Guowei Chao and SINA Corporation.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SINA CORPORATION
Dated: November 9, 2006	By:	/s/ Charles Chao
Charles Chao
President and Chief Executive Officer (Principal Executive Officer)

SINA CORPORATION
Exhibit Index

Exhibit Number	Description
3.1	Amended and Restated Articles of Association of SINA Corporation (filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1*	Employment Agreement dated July 31, 2006 between Charles Guowei Chao and SINA Corporation.

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.