Form 10-K
period 2006-12-31
SINA CORP
filed 2007-03-01
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-30698
SINA CORPORATION
(Exact Name of Registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
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
☐ Yes or No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
☑ Large accelerated filer            ☐ Accelerated filer            ☐ Non-accelerated filer
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ or No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $902,285,443.72 as of June 30, 2006, based upon the closing sale price for our ordinary shares as quoted by the NASDAQ Global Select Market reported for such date. Ordinary shares held by each officer and director and by each person known to the registrant (based on information provided by such persons and/or the most recent schedule 13D’S or 13G’s as filed by such persons) to beneficially own 5% or more of the outstanding ordinary shares have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
     As of February 23, 2007, there were 54,538,680 shares of the registrant’s ordinary shares outstanding, $0.133 par value.
DOCUMENTS INCORPORATED BY REFERENCE
     Part III (Items 10-14) incorporate information by reference from an amendment to this annual report on Form 10-K/A to be filed within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

SINA CORPORATION

2

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
Foreign Private Issuer Status
     The Company issued a press release on February 7, 2007 (furnished as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 7, 2007) announcing that, effective immediately, it will file reports and make other filings under the Securities Exchange Act of 1934, as amended, and the Securities Act of 1933, as amended, in accordance with the requirements of the Securities and Exchange Commission applicable to a “foreign private issuer,” as defined in Rule 405 under the Securities Act of 1933, as amended. As a result, after the completion of filings related to fiscal 2006, which include this Annual Report on Form 10-K and amendment hereto on Form 10-K/A, the Company will no longer file its periodic reports with the Securities and Exchange Commission on Form 10-K and Form 10-Q or current reports on Form 8-K. Instead, the Company will file its future annual reports, beginning with the report for the fiscal year ending December 31, 2007, on Form 20-F, and current reports on Form 6-K, which forms are applicable to foreign private issuers.
PART I
Item 1: Business
Overview
     SINA Corporation (“SINA”, “we” or the “Company”) is an online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Community (Web 2.0-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, blog services, audio and video streaming, online games, classified listings, fee-based services, e-commerce and enterprise e-solutions. The Company generates the majority of its revenues from online advertising and MVAS offerings, and, to a lesser extent, from search and other fee-based services.
     The Company was founded in March 1999 through the merger of Beijing SINA Information Technology Co. Ltd. and California-based SINANET.com. In April 2000, the Company completed its initial public offering and was listed on the NASDAQ market. Incorporated in the Cayman Islands, SINA is headquartered in Shanghai, China and has offices in seven cities and a network of four web sites around the world.

     SINA offers distinct and targeted content on each of its region-specific web sites and a range of complementary offerings designed to broaden its user base and increase user traffic. Through its efforts, the Company has established large scale and audience reach and has built a leading position in the online media market in China. As of December 31, 2006, SINA had over 200 million registered users worldwide. The Company aims to become the media platform of choice for Internet users to research and retrieve information and for businesses to market and promote their products. SINA offers a range of complementary offerings, all centered on its core content business that are intended to enhance the attractiveness of its portal business and strengthen its reach in the community.
     In 2006, the Company under new leadership re-positioned some of its business segments in an effort to better align its corporate strategies and objectives. Community-based products and services such as Blog and BBS, previously housed under SINA Online, have been re-organized under SINA Community.
     Also in 2006, the Company released additional online content and product offerings. SINA provided coverage of the 2006 FIFA World Cup, which attracted the highest page view for this event among its peers in China. The Company established new content partnerships, such as obtaining content rights for several major European football teams, as well as launched new products across its major business segments. In the Web 2.0 space, the Company introduced SINA Video and SINA Podcast. In the mobile area, Mobile Search, Mobile Blog and Mobile Video were launched.
Market Opportunity
     SINA’s primary focus is the China market. The success of its business is tied to the size and vitality of China’s economy. In a preliminary study published by the Chinese National Bureau of Statistics, China’s gross domestic product (GDP) reached $2.7 trillion in 2006, representing a 10.7% year-on-year growth rate. There were 137 million Internet users in China according to the latest survey by China Internet Network Information Center (“CNNIC”) and there were 461 million mobile phone users in China according to a February 2006 Report issued by China’s Ministry of Information Industry. The large user base makes China an attractive market for the Company to expand its product offerings and to grow its revenue streams.
     According to the latest survey by CNNIC, China has 90.7 million broadband users. The large broadband adoption creates opportunity for the online industry, in particular in the areas of audio and video-based products and services for Internet users and in the area of rich media and video advertising. With the Chinese government expected to issue 3G wireless licenses in the near future, the 3G mobile network may open China’s online gateway to its mobile user, which may create additional business opportunities for SINA.
Properties and Product Offerings
     SINA provides services through five major business lines, including SINA.com, SINA Mobile, SINA Community, SINA.net and SINA E-Commerce, which are categorized into two business segments—advertising and non-advertising. The following table presents an overview of the Company’s revenue reporting structure as well as its vertical properties and services:

Revenue	Advertising (online advertising)

Classification	Non-advertising (MVAS, search, and other fee-based services)

SINA
	SINA.com	SINA Mobile	SINA Community	SINA.net	E-Commerce
Properties and Services	o News and online vertical content o Online advertising	o SMS o IVR o MMS o WAP o CRBT o KJAVA	o Blog o Casual games o Email o Podcasting	o Enterprise solutions o Search	o Online shopping

SINA.com
     SINA is an online brand advertising property in China. SINA employs a multi-pronged sales strategy that targets both short-term revenue opportunities such as banner advertising campaigns, as well as longer-term, higher-value contracts that include integrated marketing packages. The Company’s advertising product offerings consist of banner, button, text-link advertisements that appear on pages within the SINA network, promotional sponsorships that are typically event-specific and advertising campaign design and management services.
     The Company’s primary target client base for advertising and sponsorships consists of global corporations doing business in Greater China and domestic companies in each of the regions SINA operates in, to which the Company sells from both its corporate and regional headquarters. Global corporations are typically Fortune 500 and Fortune 1000 companies that employ a global approach to their branding, marketing and communications programs. Regional companies consist of medium to large companies that are focused on specific geographic and demographic markets, such as Chinese Americans or Taiwanese, and smaller companies whose markets are within a local territory, such as Beijing or Hong Kong. A partial list of advertising clients include: Lenovo, Nike, China Mobile Communication Corporation (“China Mobile”), China Unicom Co., Ltd. (“China Unicom”), Hewlett Packard, eBay Inc. (“eBay”), Honda Motors, Shanghai Volkswagen, Samsung and TCL. For the fourth calendar quarter of 2006, SINA had approximately 695 advertisers from all regions of its operations. The real estate, information technology and automobile sectors represented over half of total online advertising dollars in 2006.
     SINA’s portal network consists of four destination web sites dedicated to its users across the globe: Mainland China (www.sina.com.cn), Taiwan (www.sina.com.tw), Hong Kong (www.sina.com.hk), and overseas Chinese in North America (www.sina.com). Each destination site consists of Chinese-language news and content organized into interest based channels. The sites offer extensive community and communication services and sophisticated web navigation capability through SINA search and directory services.
     SINA.com offers a variety of free interest-based channels that provide region-focused format and content. The most popular channels include:
     SINA News. SINA News aggregates feeds from news providers, bringing together content from media companies such as China National Radio, Agence France-Presse (“AFP”), Associated Press, Nanfang Daily, Beijing Zhongxin Net, and Xinhua News Agency. Through SINA News, users have access to breaking news coverage from multiple sources and points of view.
     SINA Sports. SINA Sports offers multimedia news and information on a wide range of sporting events from home and abroad. SINA Sports features domestic and international soccer matches, NBA games, general sports as well as exciting coverage of famous sports stars and teams in the world.
     SINA Entertainment. SINA Entertainment contains extensive coverage of local and international entertainment news and events, including dining, movies, television programs, plays, operas, as well as popular and classical music.
     SINA Auto. SINA Auto offers the latest automobile-related news and service information to provide car buyers and automobile enthusiasts with the most current information on automotive pricing, reviews and featured guides.
     SINA Finance. SINA Finance provides business news coverage and personal finance columns. SINA Finance also offers stock quotes from the U.S., Shanghai, Shenzhen, Hong Kong and Taiwan stock exchanges, as well as breaking news from individual listed companies and market trends analysis.
     SINA Real Estate. SINA Real Estate provides the latest news, pricing and availability of new, used and rental housing. It also features interactive electronic maps, discussion forums and how-to guides for buyers, sellers and owners of properties on topics ranging from home buying, selling, furnishing and repairing.
     SINA Technology. SINA Technology provides updates on recent activities of high-tech corporations and technology trends, while offering product reviews and software downloads.

     SINA Game. SINA Game provides news and updates on popular online and PC games, as well as game hardware and accessories in China. SINA Game also provides downloads and entry points for users to popular online games in China.
     SINA Eladies. SINA Eladies serves as an interactive platform for fashion-conscious users to share comments and ideas on a range of topics, such as health, cosmetics and beauty. SINA Eladies also provides real-time coverage of major world fashion events, bringing users the latest on styles and trends.
     SINA Video. SINA Video is an interactive online video platform that provides the latest, high-quality and easy-to-use interactive video products. SINA Video is divided into branded sections, including Broadband Sports Live Broadcast, VIP Chat, SINA TV, DV Craze, Entertainment Shows, Movie Premieres and Best Original Creations.
     SINA WAP. As a Chinese wireless application protocol portal, SINA WAP offers a world of free information and entertainment. Users can access the very latest information around the world via their mobile phones.
SINA Mobile
     SINA’s MVAS, launched in April 2002, allows users to receive news and information, download ring tones and pictures, and participate in dating and friendship communities. Users can order these services through the SINA web site or through their mobile phones on a monthly subscription or pay per-message basis. SINA offers MVAS through a wide range of products from content downloading, subscription to dating services and mobile games, on multiple platforms such as short messaging service (“SMS”), multimedia messaging service (“MMS”), wireless application protocol (“WAP”), interactive voice response system (“IVR”), color ring back tone (“CRBT”) and KJAVA/BREW.
     SINA’s competitive advantage in MVAS comes from its online and offline marketing channels. As a leading online media company in China, SINA leverages its large number of unique users and online content portfolio. Offline, SINA has a large local sales team that covers the majority of the provinces and municipalities in China as well as a significant presence in local TV, radio and print advertising. SINA has established content partnerships with certain international record label companies to provide image and music downloads. SINA Mobile provides MVAS mainly through operator platforms, including the Monternet platform of China Mobile and the UNI-Info platform of China Unicom. SINA also works closely with provincial mobile operators to jointly promote its MVAS offerings.
     SINA’s MVAS can be categorized into three main categories: news and information, community, and multimedia downloads:

News and Information	Community	Multimedia Downloads
o Headline news	o Dating and friendship	o Ring tones
o Financial news	o Games and quizzes	o Logos and pictures
o Technology news	o Educational products	o Screen savers
o Sports news
o Weather forecast
o Jokes

     SINA provides its MVAS mainly through the following product lines:
     SINA SMS. As many mobile phones are able to display and send text in Chinese, SINA developed a suite of short messaging services that includes user-customized information subscription, personal greetings, customized mobile phone screen decoration, personalized ring tones, mobile dating service and mobile games.
     SINA MMS. Using general packet radio service (“GPRS”) technology, MMS enables users to download color pictures and sophisticated ring tones, as well as to transmit more data per message. SINA MMS’ multimedia functionalities enable content and information exchanges in the form of text, graphics, audio and data.

     SINA IVR. IVR (Interactive Voice Response) refers to all voice activated information retrieval services. Users can obtain information via their mobile phones by dialing a list of fixed numbers and following a set of pre-recorded messages. Sample services include weather forecasting and data searching. IVR offers applications in the areas of interactive games and professional products.
     SINA WAP. SINA’s WAP services use GPRS technology to provide users with color pictures and graphics, sophisticated ring tones, news, chatting and dating, games and entertainment.
     SINA CRBT. CRBT refers to the ring tone heard by the callers prior to the call being answered. SINA’s CRBT service gives mobile phone users the option to customize their ring back tone based on popular songs and special sound effects.
     SINA KJAVA/BREW. SINA KJAVA/BREW provides graphic and animated MVAS products on China Mobile’s K-Java mobile platform. SINA KJAVA/BREW covers a full range of services including mobile phone games, animation and videos, portable tools and news updates.
SINA Community
     SINA Community aims at providing a user-generated platform for information and entertainment and promoting the community experience for SINA netizens.
     SINA Blog. Launched in 2005, SINA Blog has quickly become a popular platform for Chinese bloggers to read and publish original writings. Building on SINA’s brand prestige and large user traffic, SINA Blog generates over 100 millions of page views daily and represents a destination for celebrities to maintain a direct dialog with their fans.
     SINA Podcast. SINA Podcast, launched in December 2006, allows users to upload, publish and manage their audio-visual information in addition to the basic text and image transfer provided by SINA Blog. SINA Podcast serves as a personal multimedia platform for users to create their individual online portals.
     SINA Mail. Established in 1999, SINA Mail services include Free Email, VIP Mail and Corporate Email for enterprise users. SINA Mail supports both POP3 and SMTP access and provides users with year-round anti-spam and anti-virus protection.
     SINA Circle. SINA Circle allows users to form communities on the web. Launched in November 2006, SINA Circle builds on existing SINA Community services, such as SINA Blog, to create user-maintained and supported online communities.
     SINA BBS. SINA BBS hosts topic-specific discussion forums in Chinese language.
     SINA Post-it. As part of SINA’s classified ad service, SINA Post-it was launched in 2005 to allow free posting of advertisements for individual and enterprise users. SINA’s proprietary classified search technology allows users to find data and information.
SINA.net
     SINA.net serves as an enterprise solutions platform to assist businesses and government bodies to more effectively engage, communicate and transact with their target audiences via the Internet. SINA.net provides businesses and government bodies with e-marketing and e-government solutions including search, corporate email, classified information, e-commerce and city portals.
     Search and Listings. SINA’s listing properties include a search engine, a directory and classified information. SINA’s search engine and directory provide an online guide to web navigation and a gateway to the vertical offerings on the SINA network. Users can either browse the directory listings by subject matter or use SINA Search, a keyword search function that scans the contents of the entire directory. For browser-driven inquiries, SINA’s directory results include Sponsored Sites, a SINA-created fee-based program that allows commercial sites to receive enhanced placement in the directory. For keyword-search-driven inquiries, its search results also include SINA Sponsor matches, site listings with enhanced placement in search results that are bought by businesses or organizations.
     SINA iAsk. SINA iAsk offers knowledge-based and community-based search in addition to the standard web-based search. As an intelligent interactive search engine with natural language processing technology, SINA iAsk categorizes search subjects into areas of web pages, news, pictures, music, knowledge, and video. SINA iAsk offers an interactive Q&A platform and personalized features such as search by local content (maps, entertainment and travel).
SINA E-Commerce
     SINA currently offers SINAMall (http://mall.sina.com.cn), an online shopping web site, on its Chinese Mainland and North America web sites. Based on SINA’s proprietary technology platform, SINAMall enables both international and local companies to transact business.
     Additional information on segment reporting is incorporated herein by reference to Note 14 - “Segment Information” of the Notes to the Consolidated Financial Statements, which appears in Item 8 of this Annual Report on Form 10-K.
Strategic Relationships
     SINA has developed strategic relationships with a range of content, service, application and distribution partners in order to serve users more effectively and to extend its brand and services to a broader audience.
Content Partnerships
     The goal of SINA’s content partnerships is to provide its users with a large offering of Chinese-language content. SINA contracts with content partners to display their content on one or more of its web sites free of charge or in exchange for a share of revenue, a licensing fee, and access to SINA-generated content or a combination of these arrangements. Some of SINA’s leading content providers include Xinhua News Agency, China National Radio, AFP, Associated Press, Nanfang Daily Group and Beijing Zhongxin Net. For its mobile content, SINA has established content partnerships with certain international record label companies to provide image and music downloads.
Application and Service Partnership
     The goal of SINA’s application and service partnerships is to ensure that its users have access to user-friendly, reliable and scalable communication and search tools. Because many of the Company’s prospective partners have traditionally focused on non-Chinese speaking markets, SINA’s internal engineering and development teams often work closely with them to localize their solutions for the Chinese-language market.

Technology Infrastructure
     SINA’s operating infrastructure is designed to deliver hundreds of millions of page views per day to its users. This scalable infrastructure allows SINA’s users to access its products and services, regardless of their geographical location. SINA’s infrastructure is also designed to provide high-speed access by forwarding queries to its web hosting sites with greater resources or lower loads. The Company’s web pages are generated, served and cached by servers hosted at various co-location web hosting sites in China, U.S., Taiwan and Hong Kong.
     SINA’s servers run on Linux, FreeBSD, Solaris and Windows platforms using Apache and IIS servers. These servers are primarily maintained at China Telecommunications Corporation and China Network Communications Group Corporation in Beijing and Tianjin, China, TNN in Taipei, Taiwan, X.O. Communication in Fremont, California, as well as iAdvantage and Wharf T&T in Hong Kong. The Company believes that these hosting partners provide operating advantages, including an enhanced ability to protect their systems from power loss, break-ins and other potential external causes of service interruption. They provide continuous customer service, multiple connections to the Internet and a continuous power supply to their systems. In addition, SINA conducts online monitoring of all its systems for accessibility, load, system resources, network-server intrusion and timeliness of content. SINA’s mobile applications in China leverage the aforementioned web operation resources by utilizing the wireless infrastructure of China Mobile and China Unicom to provide MVAS to SINA’s users.
Seasonality
     The Company experiences seasonality in its online advertising business. Traditionally, in the China market, the fourth calendar quarter represents the best season for general advertising markets. This is followed by the third and second calendar quarters. The first calendar quarter is usually the worst season in China due to the Chinese New Year. There is little seasonality in the Company’s MVAS and other offerings.
Competition
     SINA operates in the market of online content and services for the global Chinese community. The industry can be classified as highly competitive and rapidly changing due to the fast growing market.
Portals
     Other online content/services companies, such as Baidu.com, Inc. (“Baidu”), Tencent Holdings Limited (“QQ”), Netease.com, Inc. (“Netease”), Sohu.com Inc. (“Sohu”) and TOM Online Inc. “(TOM Online”), compete with SINA for user traffic, advertising revenue, e-commerce transactions, MVAS and other fee-based services. Industry consolidation, may occur as the market for the Internet in China matures, which could result in increased competition.
Vertical Players
     As SINA expands its product offerings into areas such as video, search, instant messaging, blog and WAP portal, it faces increasing competition from companies that are focused in the same spaces. In instant messaging, SINA faces competition from the likes of QQ and Microsoft Corporation’s MSN. In video content areas, SINA competes with domestic companies such as Yogoo, 6rooms, Ku6, and 5Shows. In Blog, SINA’s key competitors include Baidu, QQ and Sohu and private companies, such as Hexun, BlogCN, Bokee and ChinaBlog in China. Similarly, Yahoo!/Alibaba, Baidu, Google, Inc. (“Google”) and others are competitors in the growing online search market in China. On the mobile side, the Company competes with service providers such as Kongzhong, Linktone, Hurray and TOM Online that specialize in MVAS. In the WAP portal space, key competitors include QQ, Kongzhong and Shanghai 3G Electronic Engineering Company Ltd. (“Shanghai 3G”). As SINA continues to broaden its range of product offerings, it expects increasing competition from these established players and possibly less well-known players in the coming years. Many of these competitors have greater financial resources and better brand recognition in their respective verticals. In addition, certain companies, especially early-stage venture-backed start-ups may be willing to compete for market share at the expense of generating revenues.

International Players
     The Company also faces competition from international Internet companies such as Yahoo! Inc. (“Yahoo!”), Microsoft Corporation (“Microsoft”), eBay and Google. With the gradual opening of the telecommunication sector resulting from China’s entry into the World Trade Organization, the Company expects an increasing number of international portals and Internet companies to enter the Chinese online media industry. These companies may have greater brand recognition, financial resources and longer operating histories than we have.
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
Overview
     The Chinese government has enacted an extensive regulatory scheme governing the operation of business with respect to the Internet, such as telecommunications, Internet information services, international connections to computer information networks, information security and censorship and administrative protection of copyright. Besides the Ministry of Information Industry (“MII”), the various services of the PRC Internet industry are also regulated by various other governmental authorities, such as the State Administration for Industry and Commerce ( “SAIC”), the State Council Information Office (“SCIO”), the General Administration for Press and Publication (“GAPP”) (formerly the State Press and Publications Administration (“SPPA”)), the State Administration of Radio, Film and Television (“SARFT”), the Ministry of Education (“MOE”), the Ministry of Culture (“MCPRC”), the Ministry of Health (“MOH”), and the Ministry of Public Security.

     Among all the regulations, the Telecommunications Regulations of the People’s Republic of China, or Telecom Regulations, promulgated on September 25, 2000, is the primary governing law. Telecom Regulations set out the general framework under which domestic Chinese companies such as SINA’s subsidiaries may engage in various types of telecommunications services in the PRC. They reiterate the long-standing principle that telecommunications service providers need to obtain operating licenses as a mandatory precondition to begin operation. The Telecom Regulations differentiate the telecommunications services into basic telecommunications services and value-added telecommunications services. Value-added telecommunications services are defined as telecommunications and information services provided through public networks. The “Catalogue of Telecommunications Business,” an attachment to the Telecom Regulations and updated by MII’s Notice on Adjusting the Catalogue of Telecommunications Business of April 1, 2003, categorizes various types of telecommunications and telecommunications-related activities into basic or value-added services.
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
     According to the Measures for the Administration of Internet Information Services described below, an enterprise must obtain a Value-added Telecommunication Services Operating License in the first place to conduct Internet content service businesses. When the Internet content involves areas of news, education, medicine, health, pharmaceuticals and medical equipment, which are regulated by MCPRC, MOE, MOH and other governmental authorities, respectively, the enterprise must also obtain permission from responsible national authorities.
PRC Corporate Structure
     Below are material wholly-owned subsidiaries held by SINA in China:
•	Beijing SINA Information Technology Co. Ltd. (“BSIT”)

•	Star-Village.com (Beijing) Internet Technology Limited

•	Beijing New Media Information Technology Co. Ltd.

•	Beijing SINA Internet Technology Service Co. Ltd.

•	Sina.com Technology (China) Co. Ltd.

•	Fayco Network Technology Development (Shenzhen) Co. Ltd.
     In compliance with PRC’s foreign investment restrictions on Internet information services and other laws and regulations, we conduct all our Internet information services, advertising and MVAS in China via the following significant domestic Variable Interest Entities (“VIEs”):
•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license, selling the advertisements to advertisers and providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, the Company’s Vice Chairperson, and 98.5% owned by five other non-executive PRC employees of the Company. The registered capital of the ICP Company is $2.5 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It became inactive since late 2004. It is 10% owned by Yan Wang and 90% owned by five other non-executive PRC employees of the Company. The registered capital of the GDICP Company is $0.4 million.
•	Guangzhou Media Message Technologies, Inc. (“Xunlong”), a China company controlled through business agreement. Xunlong is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the Xunlong is $1.2 million.
•	Beijing Star-Village.com Cultural Development Co., Ltd. (“StarVI”), a China company controlled through business agreement. StarVI is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of the StarVI is $1.2 million.
•	Shenzhen Wang Xing Technology Co., Ltd. (“Wangxing”), a China company controlled through business agreement. Wangxing is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It is owned by three non-executive PRC employees of the Company. The registered capital of Wangxing is $1.2 million.
•	Beijing SINA Infinity Advertising Co., Ltd. (“the IAD Company”), a China company controlled through business agreement. The IAD Company is responsible for placing advertisements on www.sina.com.cn for its third party customers. It is owned by five non-executive PRC employees of the Company. This entity has an approved business scope including design, production, agency and issuance of advertisements. The registered capital of the IAD Company is $0.1 million.
     The capital investment in these VIEs is funded by SINA and recorded as interest-free loans to these PRC employees. As of December 31, 2006, the total amount of interest-free loans to the employee shareholders of the VIEs listed above and the other inactive VIEs was $9.6 million. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time for the amount of outstanding loans, and all voting rights of the VIEs are assigned to us. We have the power to appoint all directors and senior management personnel of the VIEs. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIEs, under which these subsidiaries provide technical services and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, our employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for non-payment of loans or for fees on technical and other services due to us.
     Classified Regulations
     Foreign Investment in Value-added Telecom Services
     The Circular of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunication Services (the “MII Circular 2006”) was promulgated by MII on July 13, 2006. According to the MII Circular 2006, since the FITE Regulation went into effect, some foreign investors have, by means of delegation of domain names and license of trademarks, conspired with domestic value-added telecom enterprises to circumvent the requirements of FITE Regulations and been engaged in value-added telecom services illegally.
     In order to further intensify the administration of FITEs, the MII Circular 2006 provides that (i) any domain name used by a value-added telecom carrier shall be legally owned by such carrier or its shareholder(s); (ii) any trademark used by a value-added telecom carrier shall be legally owned by the carrier or its shareholder(s); (iii) the operation site and facilities of a value-added telecom carrier shall be installed within the scope as prescribed by operating licenses obtained by the carrier and shall correspond to the value-added telecom services that the carrier has been approved to provide; (iv) a value-added telecom carrier shall establish or improve the measures of ensuring safety of network information. As to the companies which have obtained the operating licenses for value-added telecom services, they are required to conduct self-examination and self-correction according to the said requirements and report the result of such self-examination and self-correction to MII.
     Accordingly, the ICP Company submitted the Self-Correction Scheme of the ICP Company’s Multi-regional Value-added Telecommunication Business (the “Self-Correction Scheme”) to MII on November 17, 2006. Under the Self-Correction Scheme, (i) the domain name “www.sina.com.cn” which is mainly used by the ICP Company will be transferred from BSIT to the ICP Company and about one month will be spent in completing the transfer procedures at China Internet Network Information Center, and (ii) the trademark “SINA” () which is used by the ICP Company will be transferred from BSIT to the ICP Company and about 4-6 months will be spent in completing the transfer procedures at the Trademark Office of SAIC.
     According to the Notice of Acceptance of Transfer Application issued by the Trademark Office of SAIC to the ICP Company on December 26, 2006, the application for transfer of trademark is currently in the process of substantial review. Also, the ICP Company and BSIT have signed the Form of Application for Transfer of Domestic Domain Name.
     Internet Information Services
     The Measures for the Administration of Internet Information Services, or the ICP Measures, went into effect on September 25, 2000. Under the ICP Measures, any entity that provides information to online Internet users must obtain an operating license from MII or its local branch at the provincial level in accordance with the Telecom Regulations described above. The ICP Measures further stipulate that entities providing online information services in areas of news, publishing, education, medicine, health, pharmaceuticals and medical equipment must obtain permission from responsible national authorities prior to applying for an operating license from MII or its local branch at the provincial or municipal level. Moreover, ICPs must display their operating license numbers in a conspicuous location on their web sites. ICPs must police their web sites to remove categories of harmful content that are broadly defined. This obligation reiterates Internet content restrictions set by other ministries over the past few years.
     On December 29, 2000, the ICP Company obtained an ICP license from Beijing Telecommunications Administration (“BTA”) (the Beijing municipal branch of MII) for the first time. It also obtained a permit to operate its bulletin board systems on July 16, 2001 pursuant to additional ICP Measure regulations issued on October 8, 2000, which requires all companies that operate bulletin board systems, or BBS, to obtain official permits. Currently, the ICP Company holds a Value-Added Telecommunication Services Operating License which was issued on June 2, 2004 by MII with a 5-year validity term subject to annual inspection.
     StarVI obtained an ICP license issued on April 8, 2003 by BTA with a validity term up to December 28, 2005 subject to annual inspection. Star VI currently holds a Value-Added Telecommunications Services Operating License issued on January 17, 2005 by MII with a 5-year validity term subject to annual inspection, authorizing the provision of nationwide business of information services (excluding fixed line phone call information services).
     Xunlong obtained an ICP license issued on March 21, 2003 by Guangdong Telecommunications Administration (“GTA”), with a validity term up to June 3, 2007 subject to annual inspection. Xunlong currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by MII with a validity term of five years subject to annual inspection, authorizing the provision of nationwide business of information services (excluding fixed line phone call information services).
     GDICP Company obtained an ICP license issued on December 8, 2003 by GTA with a 5-year validity term. GDICP Company currently holds a Value-Added Telecommunication Services Operating License issued on July 22, 2004 by GTA with a validity term of four years, authorizing the provision of business of information services in Guangdong province (excluding fixed line phone call information services).
     Wangxing obtained a Value-Added Telecommunication Services Operating License issued by GTA on April 15, 2004, authorizing the provision of business of information services (excluding fixed line phone call information services). Wangxing currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by MII with a validity term of five years subject to annual inspection, authorizing the provision of business of information services (excluding fixed line phone call information services).
     Online News Publishing
     On November 7, 2000 and September 25, 2005, the Provisional Regulations for the Administration of Web site Operation of News Publication Services and the Provisions for the Administration of Internet News Information Services, respectively, were jointly promulgated by SCIO and MII. The regulations stipulate that general web sites set up by non-news organizations may list news released by certain governmental news agencies, if they satisfy the requirements set forth in the foregoing two regulations, but may not publish news items produced by themselves or news sources from elsewhere.
     Before commencing news-publishing services, the above regulations also require the general web sites of non-news organizations to be approved by SCIO after securing permission from SCIO at the provincial level. In addition, the general web sites intending to publish the news released by the aforementioned news agencies must enter into agreements with the respective organizations, and file copies of such agreements with the relevant administration department.
     On December 27, 2000, SCIO approved the ICP Company to develop online news publishing services. The online news publishing service of the ICP Company has passed the annual inspection for year 2005, and the Internet News Information Service License issued by SCIO was renewed on June 6, 2006.
     Online Transmission of Audio-Visual Programs
     On July 6, 2004, SARFT promulgated the Measures for the Administration of Publication of Audio-Visual Programs through Internet or Other Information Network, which apply to the opening, broadcasting, integration, transmission or download of audio-visual programs via Internet. An applicant who is engaged in the business of transmitting audio-visual programs shall apply for a license, which is to be issued by SARFT in accordance with the categories of business, receiving terminals, transmission networks, and other items. Validity term of the license is two years. Foreign invested enterprises are not allowed to engage in the above business. Moreover, the audio-visual programs of the news category published to the public through information network shall be limited to the programs produced and broadcasted by radio stations, television stations, radio television stations and approved news web sites within the territory of China.
     According to the Reply on Approvals for Beijing SINA Internet Information Service Co., Ltd. Engaging in the Business of Information Services Relating to Online Transmission of Audio-Visual Programs issued by SARFT on October 17, 2004, the ICP Company has been approved to carry out the online transmission of audio-visual programs. The Company is currently seeking renewal of its license for online transmission of audio-visual programs and has obtained a license with a validity term of two years from SARFT on February 3, 2005.
     MVAS
     On December 26, 2001, MII published the Administrative Measures for Telecommunication Business Operating Licenses, or the Telecom License Measures to supplement the FITE Regulations. The Telecom License Measures confirm that MII is the competent approval authority for foreign-invested telecom enterprises. There are two types of telecom operating licenses in China (including FITEs): license for basic telecom services and license for value-added telecom services. Furthermore, a distinction is made as to whether a license is granted for “intra-provincial” or “trans-regional” (inter-provincial) activities. An appendix to the license will detail the permitted activities to be conducted by the enterprise. An approved telecom service operator must conduct its business (basic or value-added) in accordance with the specifications recorded on its Telecom Service Operating License. However, there are still ambiguities regarding the interpretation and application of the FITE Regulations.
     The ICP Company has obtained a Value-Added Telecommunication Services Operating License issued by BTA on August 11, 2003, which authorizes the provision of specialized mobile value-added telecom services. The ICP

Company currently holds a Value-Added Telecommunication Services Operating License which was issued on June 2, 2004 by MII with a 5-year validity term subject to annual inspection, authorizing nationwide provision of nationwide information service in value-added telecommunications services.
     Xunlong has obtained a Value-Added Telecommunication Services Operating License issued by GTA on September 5, 2003, which authorizes the provision of call center service, mobile value-added telecom services and Internet information services. Xunlong currently holds a Value-Added Telecommunication Services Operating Licenses issued on January 17, 2005 by MII with a validity term of five years subject to annual inspection, authorizing the provision of nationwide mobile value-added telecom services.
     Star VI has obtained a Value-Added Telecommunication Services Operating License issued on January 17, 2004 by BTA, authorizing the provision of mobile value-added telecom services. Star VI currently holds a Value-Added Telecommunications Services Operating License issued on January 17, 2005 by MII with a 5-year validity term subject to annual inspection, authorizing the provision of trans-regional business of information services.
     Wangxing has obtained a Value-Added Telecommunication Services Operating License issued by GTA with a validity term from April 15, 2004 to June 3, 2007 subject to annual inspection, authorizing the provision of mobile value-added telecom services. Wangxing currently holds a Value-Added Telecommunication Services Operating License issued on January 17, 2005 by MII with a validity term of five years subject to annual inspection, authorizing the provision of mobile value-added telecom services.
     Short Message Services
     On April 29, 2004, MII issued the Notice on Certain Issues Regarding the Regulation of Short Message Services (the “SMS Notice”). The Notice confirms that all mobile communication companies shall provide SMS in cooperation with information service providers who have obtained relevant operating license for SMS. In addition, all mobile communication companies and information service providers shall highlight the fee standards, payment methods and ways of withdrawal in their advertisements for SMS services. For services based on monthly payment and subscription services, providers shall confirm with the users in advance. Without such confirmation, it should be assumed that the user has withdrawn such requirement for services. The mobile communication companies and information service providers shall strictly comply with the service items as agreed upon with the users. And, the information service providers shall examine the contents of short messages. No short message may contain contents forbidden by law.
     Internet Publishing
     On June 27, 2002, SPPA and MII jointly released the Provisional Rules for the Administration of Internet Publishing, or Internet Publishing Rules, which define “Internet publications” as works that are either selected or edited to be published on the Internet or transmitted to end-users through the Internet for the purposes of browsing, reading, using or downloading by the general public. Such works mainly include content or articles formally published by press media such as: (a) books, newspapers, periodicals, audio-visual products and electronic publications; and (b) literature, art and articles on natural science, social science, engineering and other topics that have been edited.
     According to the Internet Publishing Rules, web portals like SINA are required to apply to and register with GAPP before distributing Internet publications. In accordance with these rules, the ICP Company obtained a license from GAPP to distribute Internet publications on October 30, 2003 with a 10-year validity term subject to annual inspection.
     Online Games
     On December 30, 1997, the Rules for the Administration of Electronic Publications, or Electronic Publication Rules, were published by SPPA, and went into effect as of January 1, 1998. The Electronic Publication Rules outline a licensing system for business operations involving electronic publications, which has been interpreted by GAPP to include online games. Under the Electronic Publication Rules, if a PRC company is contractually authorized to publish foreign electronic publications, it must obtain the approval of and register the copyright licensing contract with GAPP.
     On March 4, 2003, the Provisional Regulations for the Administration of Online Culture were issued by MCPRC and went into effect on July 1, 2003 (these regulations were revised by MCPRC on July 1, 2004). According to these regulations, commercial entities are required to apply to the relevant local branch of MCPRC for an Online Culture Operating Permit to engage in online games services.
     As to imported online games, GAPP and the State Copyright Bureau jointly promulgated the Notice on Carrying out the Decision from the State Council Regarding the Approval of Electronic and Online Games Publications (the “Games Notice”). Imported online games publication is defined as “the online games publication published and issued within the territory of China by a Chinese publishing institute via copyright trade with foreign copyright owner of the said online games publication.” Publishing institutes shall apply to local publication authority for the import of such online games. After pre-approval by the provincial publication authority, GAPP will examine contents of the online games and issue a final approval. Pursuant to the Games Notice and Copyright Law, the applicant, after duly establishment, shall file for record and register the copyright licensing contract with GAPP.
     According to the Circular of the Ministry of Culture on Strengthening the Examination of Content of Online Games Products, entities engaged in developing and operating domestic online games products should register with the Ministry of Culture.
     On September 5, 2003, MCPRC issued an Online Culture Operating Permit subject to annual inspection to the ICP Company, which authorizes the ICP Company to provide online games service. SINA has duly conducted all relevant examination and record procedures for online games under its operation, including Lineage, Lineage II (both are imported online games) and iGame.
     Internet Medical, Health and Drug Information Services
     Pursuant to the Measures for the Administration of Internet Medical and Health Information Services issued on January 8, 2001, MOH, is responsible for reviewing the qualifications of web sites and approving their publication of health-related information. According to the Measures for the Administration of Internet Drug Information Services, issued by the State Drug Administration (“SDA”), on July 8, 2004, web sites publishing drug-related information must obtain a license from SDA or its provincial departments.
     The ICP Company obtained the approval for web site publishing of drug-related information from Beijing Health Bureau and Beijing Drug Administration (“BDA”) on May 27, 2002 and January 17, 2002, respectively, and has obtained the Qualification Certificate for Internet Drug Information Services issued by the BDA with a validity term from November 18, 2004 to November 17, 2009.
     On September 25, 2006, MOH issued the Notice concerning the Passage of Re-examination of Health-related Information Service to the ICP Company, according to which the ICP Company has obtained the approval for web site publishing of health-related information. The valid term of this re-examination is two years.
     Online Cultural Products
     The Provisional Regulations for the Administration of Online Culture described above apply to entities engaged in activities related to “online cultural products.” Online cultural products are classified as: (1) online cultural products particularly developed for publishing via Internet, which include online music and video files (including video on demand and digital video broadcasting etc.), network games, online performing arts, online artworks, and online animation features and cartoons (including Flash animation); and (2) online cultural products converted from audio and visual products, games, performing arts, artworks and animation features and cartoons, and published via Internet. Pursuant to this legislation, commercial entities are required to apply to the relevant local branch of MCPRC for an Online Culture Operating Permit if they intend to engage in any of the following types of activities:
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
     On September 5, 2003, MCPRC issued an Online Culture Operating Permit with a 3-year validity term subject to annual inspection to the ICP Company. The Company is currently seeking to renew its Online Culture Operating Permit.
     Online Advertising
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
     According to the above regulations, any entity wishing to access international network connections for their computer information networks in the PRC must comply with the following requirements:
•	be a PRC legal person;

•	have the appropriate equipment, facilities and technical and administrative personnel;

•	have implemented and registered a system of information security and censorship; and

•	effect all international connections through an international communications gateway established with the approval of MII.
     We believe that the companies described in PRC corporate structure are in proper compliance with these requirements.
     Information Security and Censorship
     Regulations governing information security and censorship include:
•	The Law of the People’s Republic of China on the Preservation of State Secrets (1988) and its Implementing Rules (1990);

•	The Law of the People’s Republic of China Regarding State Security (1993) and its Implementing Rules (1994);

•	Rules of the People’s Republic of China for Protecting the Security of Computer Information Systems (1994);

•	Notice Concerning Work Relating to the Filing of Computer Information Systems with International Connections (1996);

•	Administrative Regulations for the Protection of Secrecy on Computer Information Systems Connected to International Networks (1997);

•	Regulations for the Protection of State Secrets for Computer Information Systems on the Internet (2000);

•	Notice issued by the Ministry of Public Security of the People’s Republic of China Regarding Issues Relating to the Implementation of the Administrative Measure for the Security Protection of International Connections to Computer Information Networks (2000);

•	Decision of the Standing Committee of the National People’s Congress Regarding the Safeguarding of Internet Security (2000);

•	Measures for the Administration of Commercial Web site Filings for the Record (2002) their Implementing Rules (2002);

•	Measures for the Administration of IP Address Archiving (2005); and

•	Provision on Technical Measures for Internet Security Protection (2005).
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
     In late 2005, the Administration Bureau of Cryptography further issued a series of regulations to regulate the development, production and sales of commercial encryption products, which all came into effect on January 1, 2006.
     We believe that the companies described in PRC corporate structure are in proper compliance with these requirements. For the legal uncertainties associated with encryption software, please see “Risk Factors — We may have to register our encryption software with Chinese regulatory authorities, and if they request that we change our encryption software, our business operations could be disrupted as we develop or license replacement software.”
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
     Where a copyright holder (individual or entity) finds any content communicated through Internet infringes upon its copyright and sends a notice of claim to the Internet information service provider, the Internet information service provider shall immediately take measures to remove the relevant contents, and preserve the copyright holder’s notice of claim for 6 months. An Internet information service provider shall, after receipt of the copyright holder’s notice, record the contents of the provided information, the publishing time, and the Internet address or domain name. Where an Internet information service provider removes relevant content of an Internet content provider according to the notice of a copyright holder, the Internet content provider may deliver a counter-notice to both the Internet information service provider and the copyright holder, stating that the removed contents do not infringe upon the copyright. After the delivery of such counter-notice, the Internet information service provider may immediately reinstate the removed contents and shall not bear legal liability for such reinstatement
     Where an Internet information service provider clearly knows an Internet content provider infringes other’s copyright through Internet, or, although it does not clearly know such activity but fails to take measures to remove relevant contents upon receipt of the copyright owner’s notice, as a result, it damages public interests, the copyright administration department may, in accordance with the Copyright Law, order it to stop the tortious act, and impose administrative penalties. Where there is no evidence to indicate that an Internet information service provider clearly knows the facts of tort, or the Internet information service provider has taken measures to remove relevant contents upon receipt of the copyright owner’s notice, the Internet information service provider shall not bear the relevant liabilities.
     The companies described in PRC corporate structure have taken measures to protect Internet copyright in pursuance of the specified procedures and in compliance with relevant laws and regulations mentioned above.
     For a description of how the unsettled nature of Chinese regulations may affect our business, please see “Risk Factors — Even if we are in compliance with Chinese governmental regulations relating to licensing and foreign investment prohibitions, the Chinese government may prevent us from distributing content that it deems as inappropriate and we may be liable for such content.”
Employees
     As of December 31, 2006, we had approximately 1,900 full-time employees, approximately 1,850 of whom are employed in China with the remaining employed in the United States of America, Hong Kong and Taiwan. From time to time we employ independent contractors to support our production, engineering, marketing, and sales departments. Our Chinese employees are members of a labor association that represents employees with respect to labor disputes and other employee matters. To date, we have not experienced a work stoppage or a labor dispute that has interfered with our operations.

Financial Information about Geographic Areas
     Please see our Note 14 “Segment Information” to Consolidated Financial Statements for financial information about geographic areas.
Web site Access to Our Periodic SEC Reports
     Our corporate Internet address is http://corp.sina.com. We make available free of charge on or through our web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. We may from time to time provide important disclosures to investors by posting them in the investor relations section of our web site, as allowed by Securities and Exchange Commission (“SEC”) rules. Information contained on SINA’s web site is not part of this report or any other report filed with the SEC. You may read and copy any public reports we filed with the SEC at the SEC’s Public Reference Room at 100F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site http://www.sec.gov that contains reports, proxy and information statements, and other information that we filed electronically.
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
     We believe that our future success depends on our ability to significantly increase revenue from our operations, of which we have a limited history. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies with a limited operating history. These risks include our ability to:
•	offer new and innovative products;

•	attract buyers for our MVAS;

•	attract advertisers;

•	attract a larger audience to our network;

•	derive revenue from our users from fee-based Internet services;

•	respond effectively to competitive pressures and address the effects of strategic relationships or corporate combinations among our competitors;

•	maintain our current, and develop new, strategic relationships;

•	increase awareness of our brand and continue to build user loyalty;

•	attract and retain qualified management and employees;

•	upgrade our technology to support increased traffic and expanded services; and

•	expand the content and services on our network or secure premium content.

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
     Our advertising revenue growth is dependent on increased revenue from the sale of advertising space on our network. The growth of online advertising in Greater China is subject to many uncertainties and many of our current and potential advertisers have limited experience with the Internet as an advertising medium, have not traditionally devoted a significant portion of their advertising expenditures or other available funds to web-based advertising, and may not find the Internet to be effective for promoting their products and services relative to traditional print and broadcast media. Our ability to generate and maintain significant advertising revenue will depend on a number of factors, many of which are beyond our control, including but not limited to:
•	the development and retention of a large base of users possessing demographic characteristics attractive to advertisers;

•	the maintenance and enhancement of our brands in a cost effective manner;

•	increased competition and potential downward pressure on online advertising prices and limitations on web page space;

•	the change in government policy that would curtail or restrict our online advertising services;

•	the acceptance of online advertising as an effective way for advertisers to market their businesses;

•	the development of independent and reliable means of verifying levels of online advertising and traffic; and

•	the effectiveness of our advertising delivery, tracking and reporting systems.
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
     MVAS revenues accounted for 41% of our total net revenues for fiscal 2006. SMS and IVR revenues accounted for approximately 64% and 17%, respectively, of our MVAS revenues for fiscal 2006. If users do not adopt our MVAS at a sufficient rate, or if our SMS or IVR revenues fail to grow, our revenue growth could be negatively affected. Our MVAS revenues declined significantly in 2006 from the prior year and may continue to decline in the future. Factors that may prevent us from maintaining or growing our MVAS revenues include:
•	our ability to develop new services that become accepted by the market;

•	our ability to retain existing customers of our subscription services;

•	our ability to attract new subscribers in a cost-effective manner;

•	competitors, including mobile operators, may launch competing or better products than ours;

•	changes in policy, process and/or system by China Mobile, China Unicom or other mobile operators, on whom we rely for service delivery, billing and payment collection, and who in the past have made sudden changes that have significantly impacted our revenues and may continue to do so in the future; and

•	changes in government regulations, which could restrict our MVAS offerings, curtail our ability to market our services or change user adoption or usage pattern in a negative way. For example, MII has proposed to unify the dialing codes of each service provider (“SP”), which may increase the number of digits a user must input to subscribe to an SP’s MVAS, thereby, making the purchasing process more complicated. MII has also proposed to require mobile users, including pre-paid card subscribers, to register their real identity. Implementation of these proposals may lead to less subscription of MVAS and a decrease in new customers.
     In addition to the above, we are relying on new MVAS such as MMS, CRBT, Kjava and WAP to be a significant part of our future revenue growth for MVAS. However, the current market size for these new MVAS is relatively small and adoption rates are still relatively low for these services compared to SMS and IVR services. If revenues from these services do not grow significantly, our financial position, results of operations and cash flows could be materially and adversely affected, the price of our ordinary shares could decline and you could lose part or all of your investment.
     With respect to MVAS, we rely on China Mobile, China Unicom and other operators for service delivery, billing and payment collection.
     Our MVAS offerings depend mainly on the cooperation arrangements with China Mobile and China Unicom. In addition, we have arrangements with China Telecommunications Corporation (“China Telecom”) and China Network Communications Group Corporation (“China Netcom”). We rely on the mobile operators in the following ways: utilizing their network and gateway to provide MVAS to subscribers; utilizing their billing systems to charge the fees to our subscribers through the subscribers’ mobile phone bill; utilizing their collection services to collect payments from subscribers; and relying on their infrastructure development to further develop new products and services. As of December 31, 2006, we offered our MVAS pursuant to relationships with 31 provincial and local subsidiaries of China Mobile and 22 provincial subsidiaries of China Unicom. If China Mobile, China Unicom or other operators choose not to continue the cooperation arrangements with us, our MVAS revenues and operating profitability could be materially and negatively affected.
     In the past, mobile operators have made sudden and unexpected changes in their policies, processes and systems, which have harmed, and may continue to harm, our business. For example:
•	In mid 2004, mobile operators began transitioning SMS to new billing platforms, which has resulted in added operational controls and procedures in areas such as customer subscription and customer billing. Such change has increased the difficulties for new user recruitment and the failure rate for fee collection from our SMS users.

•	In January 2005, China Mobile stopped its “MMS Album” service, which allowed users to retrieve their subscribed MMS messages from China Mobile’s web site when the subscribed MMS messages could not be successfully delivered to their mobile phones. With the termination of MMS Album, we are no longer able to collect fees from users when the MMS messages could not be delivered to such users’ mobile phones.

•	In March 2005, China Mobile began migrating MMS onto a new billing platform, which has resulted in added operational controls and procedures and, correspondingly, increased difficulties for new user recruitment and increased the failure rate for fee collection from our users.

•	In April 2006, China Unicom issued a new policy that sets price ceilings for usage-based and monthly subscription SMS. Such change may require us to lower our current prices on certain SMS services or discontinue offering these services completely.

•	In July 2006, China Mobile made significant changes to its policy on subscription-based MVAS, which included requiring double confirmations on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. In addition, China Mobile’s provincial subsidiaries began canceling existing WAP subscriptions that have been inactive for the prior four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. These policy changes from China Mobile have reduced our ability to acquire new monthly MVAS subscribers and increased the churn rate of existing monthly MVAS subscribers.

•	In September 2006, China Unicom began enforcing a policy of double confirmation on new MVAS subscriptions. Such change has significantly reduced our ability to acquire new monthly MVAS subscribers.
     Our mobile operators could make further changes at any time, including, but not limited to, requiring SPs to use the mobile operators’ customer service and/or marketing service and charging for these services; requiring SPs to migrate their MVAS to an operator’s platform and increase the fees charged for using the operator’s platform; changing their fee structure or billing method in a way that would require us to delay the recognition of MVAS revenues from an accrual basis to when actual billing is received; implementing new billing rules, such as reducing MVAS fees that can be charged to users; disallowing SPs to bill certain inactive users and limiting the amount of MVAS fees that can be billed; issuing new rules on how WAP SPs are placed on their browsers, which significantly determines WAP revenues; and limiting the product offerings of SPs by working directly with content providers to launch competing services or giving exclusive rights to certain SPs to offer certain MVAS. Any change in policy, process or system by the mobile operators could result in a material reduction of our MVAS revenues.
     China Mobile, China Unicom and other operators have in the past increased the fees charged for providing their services and may do so again in the future. If they choose to increase such fees, our gross margin for MVAS and our operating profitability may be negatively impacted. Based on the arrangements with China Mobile and its subsidiaries, China Mobile has generally retained 15% of the fees for content value-added services we provided to our users via their platform for fee collection. In addition, China Mobile deducted transmission fees from our portion of the service fees. The amount of such transmission fee is charged on a per message basis and varies for different products and message volume. For both fiscal years 2006 and 2005, we received on average 75% of the amount we charged to our users from the China Mobile platform after China Mobile deducted the fees for collection and transmission. Based on the arrangements with China Unicom and its subsidiaries, China Unicom has retained approximately 20% of the fees for content value-added services we provided to our users via their platform if they charged us for transmission cost or between 21% and 29% if they did not charge us for transmission cost. For fiscal years 2006 and 2005, we received on average 65% and 69%, respectively, of the amount we charged to our users from the China Unicom platform after China Unicom deducted the fees for collection and transmission.
     If China Mobile, China Unicom or other operators restrict or disallow some or all MVAS to be charged on a monthly subscription basis, our revenues from MVAS could be severely impacted. We currently charge our users who have registered to be billed on a monthly basis even if they do not use the service in a particular month. If China Mobile, China Unicom or other operators do not allow us to charge monthly fees for users who do not use our service in a particular month, our MVAS revenues could be negatively impacted. For the fourth quarter of 2006, approximately 50% of our MVAS revenues were derived from monthly subscription products, which mainly consist of SMS, MMS and WAP.
     In the past, China Mobile and China Unicom have imposed penalties on MVAS providers for violating certain operating policies relating to MVAS. In some cases, they stopped making payments to certain SPs for severe violations. To date, the accrued penalties we have received have been insignificant in dollar amounts, but it is difficult to determine the specific conduct that might be interpreted as violating such operating policies. In the future, if China Mobile, China Unicom or other operators impose more severe penalties on us for policy violations, our revenues from MVAS and operating results may be negatively impacted.
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

     A portion of our MVAS revenues is currently estimated based on our internal records of billings and transmissions for the month, adjusted for prior period confirmation rates from mobile operators and prior period discrepancies between internal estimates and confirmed amounts from mobile operators. Historically, there have been no significant true up adjustments to our estimates. If there was no consistent confirmation rates trend or if there were continuous significant true up adjustments to our estimates under the new billing platforms, we will need to rely on the billing statements from the mobile operators to record revenues. Due to the time lag of receiving the billing statements, our MVAS revenues may fluctuate with the collection of billing statements if we were to record our MVAS revenues when we receive the billing statements. For example, if an operator decides to pay SPs based on a percentage of actual collection from users, as opposed to estimated collection in the past, such policy change may cause us to delay the recognition of these revenues until we receive the actual billings and/or until we have reliable information to make such revenue estimates. For the fourth quarter of 2006, approximately 32% of our MVAS revenues were estimated at period end.
     In the past, China Mobile has requested for resettlement of billings that were settled in previous periods and on which payments have been made to us. We have accrued for such credits to revenue based on a rolling history and the true ups between the accrued amounts and actual credit memos issued have not been significant. However, there is no guarantee that China Mobile or other operators will not request for resettlement of a previously received payment in the future. If China Mobile or other operators request for a resettlement of billings for a previous period at an amount significantly larger than our credit memo accrual based on historical patterns, our operating results, financial position and cash flow may be severely impacted.
     If China Mobile’s, China Unicom’s or other operators’ systems encounter technical problems, or if they refuse to cooperate with us, our MVAS offerings may cease or be severely disrupted, which could have a significant and adverse impact on our operating results.
     The markets for MVAS and Internet services are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors, some of which have greater financial resources than we do or currently enjoy a superior market position than we do.
     There is significant competition among MVAS providers. A large number of independent MVAS providers, such as TOM Online, Kongzhong, Hurray and Linktone, compete against us. We may be unable to continue to grow our revenues from these services in this competitive environment. In addition, the major mobile operators in China, China Mobile and China Unicom, may potentially enter the business of content development. Any of our present or future competitors may offer MVAS which provide significant technology, performance, price, creativity or other advantages, over those offered by us, and therefore achieve greater market acceptance than ours.
     The Chinese market for Internet content and services is competitive and rapidly changing. Barriers to entry are relatively low, and current and new competitors can launch new web sites or services at a relatively low cost. Many companies offer Chinese language content and services, including informational and community features, fee-based services and email and electronic commerce services in the Greater China market that may be competitive with our offerings. In addition, providers of Chinese language Internet tools and services may be acquired by, receive investments from or enter into other commercial relationships with large, well-established and well-financed Internet, media or other companies. We also face competition from providers of software and other Internet products and services that incorporate search and retrieval features into their offerings. In addition, entities that sponsor or maintain high-traffic web sites or provide an initial point of entry for Internet users, such as ISPs, including large, well-capitalized entities such as Microsoft (MSN), Yahoo!, eBay, Google and America Online Inc, currently offer and could further develop or acquire content and services that compete with those that we offer. Companies such as these may have greater financial resources and assets, better brand recognition, more developed sales and other internal organizations, more customers and more extensive operating histories. As a result, such companies may be able to quickly provide competitive services and obtain a significant number of customers. We expect that as Internet usage in Greater China increases and the Greater China market becomes more attractive to advertisers and for conducting electronic commerce, large global competitors may increasingly focus their resources on the Greater China market. We also compete for advertisers with traditional media companies, such as newspapers, television networks and radio stations that have a longer history of use and greater acceptance among advertisers.

     In the areas of online games, search, instant messaging, WAP portal and user-generated content such as blogs, our other areas of focus for future business growth, there is intense competition from domestic and international companies. These include domestic companies each focusing on one sector and large, international companies that intend to expand their businesses in the China market. The online gaming industry, for example, is dominated by domestic online game operators such as Shanda Interactive Entertainment Limited (“Shanda”), Netease and The9. The main competitors for search include Baidu, Yahoo!/Alibaba and Google, the competitors for our instant messaging service include QQ and Microsoft (MSN Messenger), the competitors in the WAP portal space include QQ, Kongzhong and Shanghai 3G, and the competitors for our user-generated content such as blogs include Baidu, QQ and Sohu and private companies, such as Hexun, BlogCN, Bokee and ChinaBlog in China. Many of our competitors have a longer history of providing these online services and currently offer a greater breadth of products which may be more popular than our online offerings. Many of these companies are focused solely on one area of our business and are able to devote all of their resources to that business area and to more quickly adapt to changing technology or market conditions. These companies may therefore have a competitive advantage over us with respect to these business areas. A number of our current and potential future competitors have greater financial and other resources than we have, and may be able to more quickly react to changing consumer requirements and demands, deliver competitive services at lower prices and more effectively respond to new Internet technologies or technical standards.
     Increased competition could result in reduced page views and unique visitors, loss of market share and revenues, and lower profit margins from reduced pricing for Internet-based services.
     Our investment in online games, search, instant messaging, WAP portal and services related to user-generated content, such as blogs, may not be successful.
     Online games, search, instant messaging, WAP portal and user-generated content such as blogs are currently some of the fastest growing online services in the PRC. We have invested and intend to expand in these areas. For example, we have developed our own search engine, we have acquired Davidhill Capital Inc. (“Davidhill”) and its instant messaging platform, and we have recently added SINA Blog, which offers users a range of blog services. Some of our competitors have entered these markets ahead of us and have achieved significant market positions. Our main competitors in online games, search, instant messaging, WAP portal and user-generated content include Shanda, Netease, The9, Baidu, Yahoo!/Alibaba, QQ, Microsoft, Shanghai 3G, Kongzhong, BlogCN, Hexun, Bokee and ChinaBlog. Our competitors in these areas tend to be more specialized in these specific markets and may have access to greater resources, which may give them a competitive advantage over us. We cannot assure you that we will succeed in these markets despite our investments of time and funds to address these markets. If we fail to achieve a significant position in these markets, we will fail to realize our intended returns in these investments. Moreover, our competitors who succeed may enjoy increased revenues and profits from an increase in market share in any of these specific markets, and our results and share price could suffer as a result.
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
     The Internet industry is experiencing rapid technological changes. For example, with the advances of search engines, Internet users may choose to access information through search engines instead of web portals. With the advent of Web 2.0, the interests and preferences of Internet users may shift to user-generated content, such as blogs. As broadband becomes more accessible, Internet users may demand contents in audio- and video-rich format. With the development of 2.5G (such as GPRS) and soon 3G (such as Universal Mobile Telecommunication Service) in China, mobile users may shift from the current predominant text messaging services to newer applications, such as multimedia messaging services, mobile commerce, music and video downloads and mobile games. Our future success will depend on our ability to anticipate, adapt and support new technologies and industry standards. If we fail to anticipate and adapt to these and other technological changes, our market share and our profitability could suffer.
     Our strategy of acquiring complementary assets, technologies and businesses may fail and may result in equity or earnings dilution.
     As part of our business strategy, we have acquired and intend to continue to identify and acquire assets, technologies and businesses that are complementary to our existing business. In January 2003 we acquired Memestar Limited, an MVAS company, in March 2004 we acquired Crillion Corp., an MVAS company, and in October 2004, we acquired Davidhill, an instant messaging technology platform. Acquired businesses or assets may not yield the results we expected. In addition, acquisitions could result in the use of substantial amounts of cash, potentially dilutive issuances of equity securities, significant amortization expenses related to goodwill and other intangible assets and exposure to potential unknown liabilities of the acquired business. Moreover, the cost of identifying and consummating acquisitions, and integrating the acquired businesses into ours, may be significant, and the integration of acquired business may be disruptive to our business operations. In addition, we may have to obtain approval from the relevant PRC governmental authorities for the acquisitions and have to comply with any applicable PRC rules and regulations, which may be costly. In the event our acquisitions are not successful, our financial conditions and results of operation may be materially adversely affected.
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
     We depend upon the continued contributions of our senior management and other key personnel, many of whom are difficult to replace. The loss of the services of any of our executive officers or other key employees could harm our business. We have experienced recent changes to our executive management team. Our future success will also depend on our ability to attract and retain highly skilled technical, managerial, editorial, finance, marketing, sales and customer service personnel, especially qualified personnel for our international operations in Greater China. Qualified individuals are in high demand, and we may not be able to successfully attract, assimilate or retain the personnel we need to succeed.

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
     The Chinese government heavily regulates its Internet sector, including the legality of foreign investment in the Chinese Internet sector, the existence and enforcement of content restrictions on the Internet and the licensing and permit requirements for companies in the Internet industry. Because these laws, regulations and legal requirements with regard to the Internet are relatively new and evolving, their interpretation and enforcement involve significant uncertainty. In addition, the Chinese legal system is a civil law system in which decided legal cases may be cited for reference but have little precedential value. As a result, in many cases it is difficult to determine what actions or omissions may result in liability. Issues, risks and uncertainties relating to China’s government regulation of the Chinese Internet sector include the following:
•	We only have contractual control over our web site in China; we do not own it due to the restriction of foreign investment in businesses providing value-added telecommunication services, including computer information services, MVAS or electronic mail box services.

•	In addition, uncertainties relating to the regulation of the Internet business in China, including evolving licensing practices, give rise to the risk that permits, licenses or operations at some of our companies may be subject to challenge, which may be disruptive to our business, or subject us to sanctions, requirements to increase capital or other conditions or enforcement, or compromise enforceability of related contractual arrangements, or have other harmful effects on us.

•	On December 11, 2001, the day China formally joined the World Trade Organization, the PRC State Council promulgated the FITE Regulations, which became effective on January 1, 2002. The FITE Regulations stipulate that the foreign party to a foreign-invested telecommunications enterprise can hold an equity share in such foreign-invested telecommunications enterprise that provides basic telecommunication services or value-added telecommunication services, ultimately not to exceed 49% or 50%, respectively. The Administrative Measures for Telecommunications Business Operating License were promulgated by MII on December 26, 2001 and came into effect on January 14, 2002 to supplement the FITE Regulations. However, there are still uncertainties regarding the interpretation and application of the FITE Regulations.

•	The numerous and often vague restrictions on acceptable content in China subject us to potential civil and criminal liability, temporary blockage of our web site or complete cessation of our web site. For example, the State Secrecy Bureau, which is directly responsible for the protection of state secrets of all Chinese government and Chinese Communist Party organizations, is authorized to block any web site it deems to be leaking state secrets or failing to meet the relevant regulations relating to the protection of state secrets in the distribution of online information.

•	Because the definition and interpretation of prohibited content are in many cases vague and subjective, it is not always possible to determine or predict what and how content might be prohibited under existing restrictions or restrictions that might be imposed in the future. For example, in January 2005, SARFT, which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations, effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS, which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could also have a material adverse effect on our financial position, results of operations or cash flows.

•	Certain Chinese governmental authorities have stated publicly that they are in the process of preparing new laws and regulations that will govern Internet activities. The areas of regulation currently include, without limitation, online advertising, online news reporting, online publishing, online education, online gaming, online transmission of audio-visual programs, online health diagnosis and treatment, and the provision of industry-specific (e.g., drug-related) information over the Internet. Other aspects of our online operations, such as e-commerce or blog services may be subject to regulation in the future. Our operations may not be consistent with these new regulations when they are put into effect and, as a result, we could be subject to severe penalties as discussed above.

•	The governing body of China’s mobile industry, from time to time issues policies that regulate the business practices relating to MVAS. We cannot predict the timing or substance of such regulations. Such regulations may have a negative impact on our business.

•	In July 13, 2006, MII issued The Circular of the Ministry of Information Industry on Intensifying the Administration of Foreign Investment in Value-added Telecommunication Services (the “MII Circular 2006”). According to the MII Circular 2006, since the FITE Regulation went into effect, some foreign investors have, by means of delegation of domain names and license of trademarks, conspired with domestic value-added telecom enterprises to circumvent the requirements of FITE Regulations and been engaged in value-added telecom services illegally.
     In order to further intensify the administration of FITEs, the MII Circular 2006 provides that (i) any domain name used by a value-added telecom carrier shall be legally owned by such carrier or its shareholder(s); (ii) any trademark used by a value-added telecom carrier shall be legally owned by the carrier or its shareholder(s); (iii) the operation site and facilities of a value-added telecom carrier shall be installed within the scope as prescribed by operating licenses obtained by the carrier and shall correspond to the value-added telecom services that the carrier has been approved to provide; (iv) a value-added telecom carrier shall establish or improve the measures of ensuring safety of network information. As to the companies which have obtained the operating licenses for value-added telecom services, they are required to conduct self-examination and self-correction according to the said requirements and report the result of such self-examination and self-correction to MII.
     Accordingly, the ICP Company submitted the Self-Correction Scheme of the ICP Company’s Multi-regional Value-added Telecommunication Business (the “Self-Correction Scheme”) to MII on November 17, 2006. Under the Self-Correction Scheme, (i) the domain name “www.sina.com.cn” which is mainly used by the ICP Company will be transferred from BSIT to the ICP Company and about one month will be spent in completing the transfer procedures at China Internet Network Information Center, and (ii) the trademark “SINA” () which is used by the ICP Company will be transferred from BSIT to the ICP Company and about 4-6 months will be spent in completing the transfer procedures at the Trademark Office of SAIC.
     According to the Notice of Acceptance of Transfer Application issued by the Trademark Office of SAIC to the ICP Company on December 26, 2006, the application for transfer of trademark is currently in the process of substantial review. Also, the ICP Company and BSIT have signed the Form of Application for Transfer of Domestic Domain Name.
     The interpretation and application of existing Chinese laws, regulations and policies, the stated positions of MII and possible new laws, regulations or policies have created substantial uncertainties regarding the legality of existing and future foreign investments in, and the businesses and activities of, Internet businesses in China, including our business.
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

     As discussed in the risk factor above titled “We may be adversely affected by complexity, uncertainties and changes in PRC regulation of Internet business and companies, including limitations on our ability to own key assets such as our web site,” in July 13, 2006, MII issued the MII Circular 2006. Accordingly, the ICP Company submitted the Self-Correction Scheme of the ICP Company’s Multi-regional Value-added Telecommunication Business (the “Self-Correction Scheme”) to MII on November 17, 2006. Under the Self-Correction Scheme, (i) the domain name “www.sina.com.cn” which is mainly used by the ICP Company will be transferred from BSIT to the ICP Company and about one month will be spent in completing the transfer procedures at China Internet Network Information Center, and (ii) the trademark “SINA” () which is used by the ICP Company will be transferred from BSIT to the ICP Company and about 4-6 months will be spent in completing the transfer procedures at the Trademark Office of SAIC.
     According to the Notice of Acceptance of Transfer Application issued by the Trademark Office of SAIC to the ICP Company on December 26, 2006, the application for transfer of trademark is currently in the process of substantial review. Also, the ICP Company and BSIT have signed the Form of Application for Transfer of Domestic Domain Name.
     We cannot be sure that the PRC government would view our operating arrangements to be in compliance with PRC licensing, registration or other regulatory requirements (including without limitation the requirements described in the MII Circular 2006), with existing policies or with requirements or policies that may be adopted in the future. If we are determined not to be in compliance, the PRC government could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our web site, require us to restructure our business, corporate structure or operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. We may also encounter difficulties in obtaining performance under or enforcement of related contracts.
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
     We are incorporated in the Cayman Islands where no income taxes are imposed. We have operations in four tax jurisdictions including China, the U.S., Hong Kong and Taiwan. For the U.S., Hong Kong and Taiwan, we have incurred net accumulated operating losses for income tax purposes. We believe that it is more likely than not that these net accumulated operating losses will not be utilized to offset future taxable income in the future and hence we have not recognized income tax benefits for these locations. We do not expect that we will record any income tax provisions for our operations in the U.S., Hong Kong and Taiwan in the foreseeable future.
     We generated substantially all our net income from our China operations. Our China operations are conducted through various subsidiaries and VIEs. Pursuant to the PRC Income Tax Laws, our subsidiaries and VIEs are generally subject to Enterprise Income Taxes (“EIT”) at a statutory rate of 33%, consisting of a 30% national income tax and a 3% local income tax. However, some of our subsidiaries and VIEs are qualified new technology enterprises, and under PRC Income Tax Laws, they are subject to a preferential tax rate of 15%. In addition, some of our subsidiaries are Foreign Investment Enterprises, and under PRC Income Tax Laws, they are entitled to either a three-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first operating year, or a two-year tax exemption followed by three years with a 50% reduction in the tax rate, commencing the first profitable year. To the extent that our VIEs have undistributed after tax net income, we have to pay dividend tax on behalf of the employees when we try to distribute the dividend from these local entities in the future. The dividend tax rate is 20%. Based on our current operating structure and preferential tax treatments available to us in China, we expect our effective income tax rates to be between 10% to 15% for fiscal year 2007. Such expected effective rates are subject to change at any time if Chinese tax authorities challenge us on our current tax arrangements between our subsidiaries and VIEs. Over the longer term, if the Chinese government phases out preferential tax treatment for foreign investment enterprises or for new technology enterprises, our effective tax rates for the PRC operation can be increased to as high as 33%.
     Due to our operating and tax structures in the PRC, we have entered into technical and other service agreements between our subsidiaries and our VIEs in the PRC, pursuant to which our subsidiaries provide technical and other services to our VIEs in exchange for substantially all net income of these VIEs. We incur a 5% business tax when our subsidiaries receive the fees from the VIEs, which we include in our operating expenses as the cost of transferring economic benefit generated from these VIEs. We believe that the terms of such service agreements are in compliance with the laws of the PRC. Some of these agreements were reviewed by the tax authorities in the PRC in the past and no comments were made. However, due to the uncertainties surrounding the interpretation of the tax transfer pricing rules relating to related party transactions in the PRC, it is possible that tax authorities in the PRC might in the future challenge the transfer prices that we used for the related party transactions among our entities in the PRC.
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
     In January 2005, SARFT, which regulates radio and television stations in China, issued a notice prohibiting commercials for MVAS related to “fortune-telling” from airing on radio and television stations effective in February 2005. This notice could also lead to further actions by other Chinese government authorities to prohibit the sale of such fortune-telling related SMS which could have a material adverse effect on our financial position, results of operations, or cash flows. SARFT or other Chinese government authorities may prohibit the marketing of other MVAS via a channel we depend on to generate revenues, which could have a material adverse effect on our financial position, results of operations or cash flows.
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
     Pursuant to the Regulations for the Administration of Commercial Encryption promulgated at the end of 1999, foreign and domestic Chinese companies operating in China are required to seek approval from the Office of the State for Cipher Code Administration (“OSCCA”), i.e., the Chinese encryption regulatory authority, for the commercial encryption products they use; companies operating in China are allowed to use commercial cipher code products being approved by OSCCA only and are prohibited to use self-developed or imported cipher code products without approval; in addition, all cipher code products shall be produced by those producers being appointed and approved by OSCCA. In December 2005, OSCCA further released a series of rules regulating many aspects of commercial cipher code products in detail, including development, production and sales, which all came into effect on January 1, 2006.
     Because these regulations do not specify what constitutes cipher code products, we are unsure as to whether or how they apply to us and the encryption software we utilize. We may be required to register, or apply for permits with OSCCA for, our current or future encryption software. If Chinese regulatory authorities request that we register our encryption software or change our current encryption software to an approved cipher code product produced by an appointed producer, it could disrupt our business operations.
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
     As a publisher and distributor of content and a provider of services over the Internet, we face potential liability for defamation, negligence, copyright, patent or trademark infringement and other claims based on the nature and content of the materials that we publish or distribute; the selection of listings that are accessible through our branded products and media properties, or through content and materials that may be posted by users in our classifieds, message board, chat room services, blog, video blog and other areas on our web site; losses incurred in reliance on any erroneous information published by us, such as stock quotes, analyst estimates or other trading information; unsolicited email, lost or misdirected messages, illegal or fraudulent use of email or interruptions or delays in email service; and product liability, warranty and similar claims to be asserted against us by end users who purchase goods and services through our SinaMall and any future e-commerce services we may offer.
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
     We have arrangements with a number of third parties to provide content and services to our web sites. In the area of content, we have relied and will continue to rely almost exclusively on third parties for content that we publish under the SINA brand. Although no single third party content provider is critical to our operations, if these parties fail to develop and maintain high-quality and successful media properties, or if a large number of our existing relationships are terminated, we could lose users and advertisers and our brand could be harmed. We have recently experienced fee increases from some of our content providers. If this trend continues, our gross profit from online advertising may be adversely affected. In addition, the Chinese government has the ability to restrict or prevent state-owned media from cooperating with us in providing certain content to us, which will result in a significant decrease of the amount of content we can publish on our web site. We may lose users if the Chinese government chooses to restrict or prevent state-owned media from cooperating with us, in which case our revenues will be impacted negatively.
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
     Our significant amount of deposits in certain banks in China may be at risk if these banks go bankrupt during our deposit period.
     As of December 31, 2006, we have approximately $246.7 million in cash and other bank deposits, such as time deposits and bank notes, with five different banks in China, which constitute about 68% of our total cash, cash equivalent and short-term investments as of December 31, 2006. The terms of these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which will come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.
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
     We have limited backup systems and redundancy. In the past, we experienced an unauthorized tampering of the mail server of our China web site which briefly disrupted our operations. Future disruptions or any of the foregoing factors could damage our reputation, require us to expend significant capital and other resources and expose us to a risk of loss or litigation and possible liability. We do not carry sufficient business interruption insurance to compensate for losses that may occur as a result of any of these events. Accordingly, our revenues and results of operations may be adversely affected if any of the above disruptions should occur.
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
     In July 2003, we issued $100 million of zero coupon convertible subordinated notes due July 15, 2023, first putable to us on July 15, 2007. Each $1,000 principal amount of the notes is convertible into 38.7741 shares of our ordinary shares prior to July 15, 2023 if the sale price of our ordinary shares issuable upon conversion of the notes reaches a specified threshold or specified corporate transactions have occurred. One of the conditions for conversion of the notes to SINA ordinary shares is that the market price of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are (i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and (ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. On July 15 annually from 2007 to 2013, and on July 15, 2018, or upon a change of control, holders of the notes may require us to repurchase all or a portion of the notes for cash. For the three months ended December 31, 2006, the sale price of SINA ordinary shares did not exceed the threshold set forth in Item (i) above for the required period of time. Therefore, the notes are not convertible into SINA ordinary shares during the three months ending March 31, 2007. Upon a conversion, we may choose to pay the purchase price of the notes in cash, ordinary shares, or a combination of cash and ordinary shares. We may not have enough cash on hand or have the ability to access cash to pay the notes if holders ask for repayment on the various put dates, or upon a change of control, or at maturity. In addition, the purchase of our notes with our ordinary shares or the conversion of the notes into our ordinary shares could result in dilution of our basic earnings per share.
     Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if Chinese renminbi were to decline in value, reducing our revenues in U.S. dollar terms.
     Our reporting currency is the U.S. dollar and our operations in China, Hong Kong, Taiwan use their respective local currencies as their functional currencies. The majority of our revenues derived and expenses incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. We are subject to the effects of exchange rate fluctuations with respect to any of these currencies. For example, the value of the renminbi depends to a large extent on Chinese government policies and China’s domestic and international economic and political developments, as well as supply and demand in the local market. Starting July 2005, the Chinese government changed its policy of pegging the value of Chinese renminbi to the U.S. dollar. Under the new policy, Chinese renminbi has fluctuated within a narrow and managed band against a basket of certain foreign currencies. As a result of this policy change, Chinese renminbi appreciated approximately 2.5% and 3.4% against the U.S. dollar in 2005 and 2006, respectively. It is possible that the Chinese government could adopt a more flexible currency policy, which could result in more significant fluctuation of Chinese renminbi against the U.S. dollar. We can offer no assurance that Chinese renminbi will be stable against the U.S. dollar or any other foreign currency.
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
     Changes to existing accounting pronouncements, including SFAS 123R, or taxation rules or practices, including FIN 48, may adversely affect our reported results of operations or how we conduct our business.
     A change in accounting pronouncements or taxation rules or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. Pursuant to SEC rules, we adopted the Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) starting January 1, 2006. SFAS 123R requires us to measure compensation costs for all share-based compensation at fair value and take compensation charges equal to that value. The method that we use to determine the fair value of stock options is based upon, among other things, the volatility of our ordinary shares. The price of our ordinary shares has historically been volatile. Therefore, the requirement to measure compensation costs for all share-based compensation under SFAS 123R could negatively affect our profitability and the trading price of our ordinary shares. SFAS 123R and the impact of expensing on our reported results could also limit our ability to continue to use stock options as an incentive and retention tool, which could, in turn, hurt our ability to recruit employees and retain existing employees. Other new accounting pronouncements or taxation rules, such as FIN 48, and varying interpretations of accounting pronouncements or taxation practice have occurred and may occur in the future. This change to existing rules, future changes, if any, or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
     We may be required to record a significant charge to earnings when we must reassess our goodwill or other amortizable intangible assets arising from acquisitions.
     We are required under GAAP to review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment annually, or more frequently, if facts and circumstances warrant a review. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined. As of December 31, 2006, our goodwill and amortizable intangible assets arising from acquisitions were approximately $90.5 million.
     Recently, China Mobile and China Unicom each has made changes to its policy on subscription-based MVAS (as described in the risk factor above titled “With respect to MVAS, we rely on China Mobile and China Unicom for service delivery, billing and payment collection.”). Such changes have reduced our ability to acquire new monthly MVAS subscribers and increased the churn rate of existing monthly MVAS subscribers. During the third quarter of 2006, we assessed the goodwill related to our MVAS operation for impairment as a result of the policy changes and determined that the carrying amount was not impaired. We again reassessed the goodwill related to our MVAS operation for impairment in the fourth quarter of 2006, a practice we have done annually, and arrived at the same conclusion. The assumptions used for the assessments were based on the information available to us at the time. Further decline in the performance of our mobile operations and other factors may require us to record a significant charge to earnings if an impairment is determined at a future date. As of December 31, 2006, goodwill and intangible related to our MVAS operation were approximately $69.0 million.
     We may be required to record a significant charge to earnings from the declines in fair value of our marketable securities if such declines become other than temporary or if we are unable to hold such investments until maturity.
     Our marketable securities are classified as available-for-sale in short term investments and are reported at fair value with net unrealized losses recorded as accumulated other comprehensive income in shareholders’ equity. The losses incurred on these investments are primarily related to changes in interest rates. We consider these declines to be temporary in nature. If factors arise that would require us to account for the declines as other than temporary or if we are unable to hold the investments until the carrying value is recovered, we may need to recognize the declines as realized losses with a charge to income.
     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002.
     While we believe that we currently have adequate internal control procedures in place, we are still exposed to potential risks from legislation requiring companies to evaluate controls under Section 404 of the Sarbanes-Oxley Act of 2002. Under the supervision and with the participation of our management, we have evaluated our internal controls systems in order to allow management to report on, and our registered independent public accounting firm to attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act. We have performed the system and process evaluation and testing required in an effort to comply with the management certification and auditor attestation requirements of Section 404. As a result, we have incurred additional expenses and a diversion of management’s time. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NASDAQ. Any such action could adversely affect our financial results and the market price of our ordinary shares.
     You should not place undue reliance on our financial guidance, nor should you rely on our quarterly operating results as an indication of our future performance because our results of operations are subject to significant fluctuations.
     We may experience significant fluctuations in our quarterly operating results due to a variety of factors, many of which are outside of our control. Significant fluctuations in our quarterly operating results could be caused by any of the factors identified in this section, including but not limited to our ability to retain existing users, attract new users at a steady rate and maintain user satisfaction; the announcement or introduction of new or enhanced services, content and products by us or our competitors; significant news events that increase traffic to our web sites; technical difficulties, system downtime or Internet failures; demand for advertising space from advertisers; seasonality of the advertising market; the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure; mobile operators’ policies; governmental regulation; seasonal trends in Internet use; a shortfall in our revenues relative to our forecasts and a decline in our operating results due to our inability to adjust our spending quickly; and general economic conditions and economic conditions specific to the Internet, wireless, electronic commerce and the Greater China market. As a result of these and other factors, you should not place undue reliance on our financial guidance, nor should you rely on quarter-to-quarter comparisons of our operating results as indicators of likely future performance. Our quarterly revenue and earnings per share guidance is our best estimate at the time we provide guidance. Our operating results may be below our expectations or the expectations of public market analysts and investors in one or more future quarters. If that occurs, the price of our ordinary shares could decline and you could lose part or all of your investment.
     Our stock price has been historically volatile and may continue to be volatile, which may make it more difficult for you to resell shares when you want at prices you find attractive.
     The trading price of our ordinary shares has been and may continue to be subject to considerable daily fluctuations. During the twelve months ended December 31, 2006, the closing sale prices of our ordinary shares on the NASDAQ Global Select Market ranged from $20.91 to $29.35 per share and the closing sale price on February 23, 2007 was $35.94 per share. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, new governmental restrictions or regulations and news reports relating to trends in our markets. In addition, the stock market in general, and the market prices for China-related and Internet-related companies in particular, have experienced extreme volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our ordinary shares, regardless of our operating performance.
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
     We have incurred accumulated deficits in the past and we may incur future losses.
     We had incurred net losses through the third quarter of 2002. As of December 31, 2006 and 2005, we had retained earnings of $66.0 million and $26.1 million, respectively. We cannot be certain we will sustain profitability. If we do not sustain profitability, the market price of our ordinary shares may decline.
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
Item 3: Legal Proceedings
     In February 2005, multiple purported securities class action complaints were filed against the Company and certain officers and directors of the Company in the United States District Court for the Southern District of New York, following the Company’s announcement of anticipated financial results for the first quarter of 2005 ending on March 31, 2005. On July 1, 2005, Judge Naomi Buchwald consolidated the cases under the caption In re SINA Corporation Securities Litigation. On September 25, 2006, Judge Buchwald issued an order granting the defendants’ motion to dismiss the amended consolidated complaint in its entirety, without leave to amend.
     Plaintiffs filed a notice of appeal from the dismissal order on October 24, 2006. On December 12, 2006, plaintiffs voluntarily withdrew their notice of appeal. The time for appeal has now passed, and Judge Buchwald’s dismissal of the case is now final and unappealable.
     From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on our web sites.
Item 4: Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

PART II
Item 5: Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Market Information
     SINA Corporation’s ordinary shares have been quoted on the NASDAQ Global Select Market (formerly the NASDAQ National Market) system under the symbol “SINA” since April 13, 2000. The following table sets forth the high and low closing sales prices of the Company’s ordinary shares for each period indicated as reported on the NASDAQ Global Select Market:

	2006		2005
	High	Low	High	Low
First Quarter	28.00	21.83	34.12	23.03
Second Quarter	29.24	22.88	32.97	25.81
Third Quarter	26.57	20.91	29.78	24.82
Fourth Quarter	29.35	24.50	26.88	23.65
     The closing price of the Company’s ordinary share on the NASDAQ Global Select Market on February 23, 2007, was $35.94. As of February 23, 2007, the Company had approximately 115 shareholders of record, although the Company believes there is a significantly larger number of beneficial owners of its ordinary shares. The Company has not declared or paid any cash dividends on its Ordinary Shares at any time and has no present plans to do so in the future.
     Securities authorized for issuance under equity compensation plans
     The following table sets forth information for our equity compensation plans as of December 31, 2006:

Number of
securities
remaining available
for future issuance
		Weighted average	under equity
	Number of securities to	exercise price of	compensation plans
	be issued upon exercise	outstanding	(excluding
	of outstanding options,	options, warrants	securities
	warrants and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,092,200	$20.95	1,302,632
Equity compensation plans not approved by security holders	—	N/A	—

Total	4,092,200	$20.95	1,302,632
     Issuer Purchases of Equity Securities
     We do not have a stock repurchase program and did not repurchase any of our equity securities during the quarter ended December 31, 2006.
     Stock Performance Graph
     The following graph compares, for the five year period ended December 31, 2006, the cumulative total shareholder return for the Company’s shares, the NASDAQ National Market Composite Index (the “NASDAQ Composite Index”) and the Morgan Stanley Internet Index. The graph assumes that $100 was invested on December

31, 2001 in the ordinary shares of the Company and each of the NASDAQ Composite Index and the Morgan Stanley Internet Index and assumes reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.
COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN
Among SINA Corporation, The NASDAQ Composite Index
And The Morgan Stanley Internet Index

	December	June	December	June	December	June	December	June	December	June	December
	2001	2002	2002	2003	2003	2004	2004	2005	2005	2006	2006
SINA Corporation	100.00	110.76	411.39	1,281.71	2,136.08	2,087.97	2,029.11	1,765.82	1,529.11	1,581.01	1,816.46
NASDAQ Composite Index	100.00	84.60	69.66	79.55	99.71	102.80	113.79	108.72	114.47	114.98	124.20
Morgan Stanley Internet Index	100.00	78.12	74.61	87.81	105.37	113.64	115.73	103.88	112.10	103.51	124.73

Item 6: Selected Financial Data
     The selected consolidated financial data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements and notes thereto and the other information contained in this Form 10-K. In November 2002, we changed our fiscal year-end from June 30 to December 31. The selected consolidated statements of operation data presents the twelve month results for the four years ended December 31, 2006, 2005, 2004, 2003 and the six month results for the six months ended December 31, 2002, as well as the twelve month results for the year ended June 30, 2002. The selected unaudited consolidated statements of operation data for the year ended December 31, 2002 is also presented.

						Six months
						ended	Year ended
	Years ended December 31,					December 31,	June 30,
	2006	2005	2004	2003	2002	2002	2002
					(unaudited)
	(in thousands, except per share data)
Operations:
Net revenues	$212,854	$193,552	$199,987	$114,285	$38,894	$23,216	$28,508
Gross profit	133,444	130,445	138,376	79,848	23,385	14,674	14,900
Income (loss) before income taxes	43,967	45,525	69,224	32,318	(4,949)	916	(16,092)
Net income (loss)*	39,916	43,115	65,996	31,423	(4,949)	916	(16,092)
Net income (loss) per share*
Basic	$0.74	$0.82	$1.33	$0.66	$(0.11)	$0.02	$(0.36)
Diluted	$0.69	$0.75	$1.15	$0.58	$(0.11)	$0.02	$(0.36)

	December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Financial position:
Cash, cash equivalents and short-term investments	$362,751	$300,689	$275,635	$227,164	$96,736
Working capital	267,116	297,910	252,027	219,866	91,814
Total assets	538,809	468,721	430,425	289,897	130,479
Long-term liabilities	—	100,000	102,142	100,000	—
Total liabilities	150,996	149,099	177,080	130,390	13,092
Total shareholders’ equity	387,813	319,622	253,345	159,507	117,387

*	Fiscal 2006 includes a $9.5 million or $0.16 diluted net income per share stock-based compensation charge, which the Company began to include in its costs of revenues and operating expenses starting January 1, 2006, in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.”

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expect,” “anticipate,” “intend,” “believe,” the negative of such terms or other comparable terminology. All forward-looking statements included in this document are based on information available to us on the date hereof, and we undertake no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, you should carefully consider the information set forth below under the caption “Business — Risk Factors” set forth herein. We caution you that our businesses and financial performance are subject to substantial risks and uncertainties, including the factors identified in “Business — Risk Factors,” that could cause actual results to differ materially from those in the forward-looking statements.
     Overview
     We are an online media company and value-added information services provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, we provide services through five major business lines including SINA.com (online news and content), SINA Mobile (MVAS), SINA Community (Web 2.0—based services and games), SINA.net (search and enterprise solutions) and SINA E-Commerce (online shopping). Together these provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, blog services, audio and video streaming, online games, virtual Internet Service Provider (“ISP”), classified listings, fee-based services, e-commerce and enterprise e-solutions. In turn, we generate revenues through advertising, MVAS and other fee-based services.
     The primary focus of our operations is in China, where we derive the majority of our revenues. From 1999 to 2001, our growth was mainly driven by our online advertising business, which generated the majority of our total revenues. We began offering MVAS under arrangements with third-party mobile operators in the PRC in late 2001 and have up until 2004 experienced significant growth in MVAS revenues. Advertising and MVAS are currently the major sources of our revenues and we expect this trend to continue in the near future periods.
     Our business operations in China are conducted primarily through material wholly-owned subsidiaries, including BSIT, Star-Village.com (Beijing) Internet Technology, Beijing New Media Information Technology, Beijing SINA Internet Technology Service, Sina.com Technology (China) and Fayco Network Technology Development (Shenzhen), and VIEs, including the ICP Company, the GDICP Company, Xunlong, Star VI, Wangxing and the IAD Company.
     We have completed a number of acquisitions over the past few years, including Memestar in 2003, Crillion in 2004 and Davidhill in 2004. Our historical financial statements reflect the impact of these acquired businesses from their respective dates of acquisition. Excluding the impact from the acquisitions, our year-over-year comparison, calculated on a consolidated basis, would be significantly different.
     We had incurred net losses through the third quarter of 2002. As of December 31, 2006 and 2005, we had accumulated earnings of $66.0 million and $26.1 million, respectively. We have funded our operations and capital expenditures primarily using the net proceeds raised through the sale of preference shares prior to our initial public offering and the sale of our ordinary shares in the initial public offering. Since we became profitable, we have also financed our operations using cash generated from operations. We raised additional capital through the issuance of zero-coupon, convertible, subordinated notes in July 2003. We will continue our investment in the development and enhancement of our products, content and services, as well as investment in sales and marketing. If we are unable to generate sufficient net income from our operations in the future, we may have to finance our operations from the current funds available or seek equity or debt financing.

Critical Accounting Policies, Judgments and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to customer programs and incentives, bad debts, investments, intangible assets, stock-based compensation, income taxes, financing operations, employee benefits, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. For further information on our critical accounting policies, see the discussion in the section titled “Recent Accounting Pronouncements” below and Note 1 to the Consolidated Financial Statements.
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
     MVAS
     We mainly rely on third-party mobile operators for billing and transmission of our MVAS to our users. The determination of whether we are the primary obligor for a particular type of service is subjective in nature and is based on an evaluation of the terms of the arrangement. If the terms of the arrangement with mobile operators were to change and cause us to no longer be the primary obligor to the users, we would have to record our MVAS revenues on a net basis. Consequently, this would cause a significant decline in our net revenues, but should not have a significant impact on our gross margin. During fiscal 2006, approximately 90% of our MVAS revenues were recorded on a gross basis.
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

     In the past, one of our mobile operators has requested resettlement of billings that were settled in previous periods and on which payments have been received . We have accrued for such credits to revenue based on a historical rolling average and the true ups between accrued amounts and actual credit memos issued have not been significant. If mobile operators request for a resettlement of billings for previous periods at an amount significantly higher than historical average, our revenues could be severely impacted.
     In addition, our revenue recognition policy requires an assessment as to whether collection is reasonably assured, which inherently requires us to evaluate the creditworthiness of our customers. Changes in judgments on these assumptions and estimates could materially impact the timing or amount of revenue recognition.
Advertising expenses
     We expense all advertising costs as incurred and classify these costs under sales and marketing expenses. Advertising expenses include costs related to direct advertising that are intended to acquire subscribers for monthly subscription based and usage based MVAS. Assessing whether costs related to direct advertising should be expensed as incurred or capitalized and amortized over a longer period requires judgment, including determining whether the direct advertising activity has a primary purpose to elicit sales from customers who could be shown to have responded specifically to the advertising and whether the activities would result in probable future economic benefits. Changes in assumptions could materially affect the manner in which direct advertising costs are expensed.
  Business combinations
     We account for our business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities we acquired based on their fair values. We make estimates and judgments in determining the fair value of the acquired assets and liabilities, based on independent appraisal reports for material purchases as well as our experience with similar assets and liabilities in similar industries. If different judgments or assumptions were used, the amounts assigned to the individual acquired assets or liabilities could be materially different.
Goodwill
     We test goodwill for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis, or more frequently, if facts and circumstances warrant a review. We make judgments about goodwill whenever events or changes in circumstances indicate that an impairment in the value of goodwill recorded on our balance sheet may exist. The timing of an impairment test may result in charges to our statements of operations in our current reporting period that could not have been reasonably foreseen in prior periods. Application of goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to the reporting units, assigning goodwill to reporting units and estimating the fair value of each reporting unit. Changes in these estimates and assumptions could materially affect the determination of fair value of each reporting unit which could trigger impairment. More conservative assumptions of the anticipated future benefits from these reporting units could result in impairment charges, which would decrease net income and result in lower asset values on our balance sheet. Conversely, less conservative assumptions could result in smaller or no impairment charges, higher net income and higher asset values. See Note 3 “Goodwill and intangible assets” in the consolidated financial statements for additional information on goodwill.
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
Impairment of long-lived assets
     Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold or use is based on the amount by which the carrying value exceeds the fair value of the asset. Changes in these estimates and assumptions could materially impact our financial position and results of operations.
Stock-based compensation
     We adopted the provisions of, and have accounted for stock-based compensation in accordance with, Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) since January 1, 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as an expense on a straight-line basis, net of estimated forfeitures, over the requisite service period, which is generally the vesting period. We use the Black-Scholes option pricing model to determine the fair value of stock options and ESPP shares. The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. Furthermore, we are required to estimate forfeitures at the time of grant and record stock-based compensation expense only for those awards that are expected to vest. If actual forfeitures differ from those estimates, we may need to revise those estimates used in subsequent periods.
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
     The guidance provided in SFAS 123R and Staff accounting Bulletin (“SAB”) No. 107 (“SAB 107”) is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimates of stock-based compensation awards. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.
     See Note 13 for further information regarding stock-based compensation under SFAS 123R.

Income taxes
     We use the asset and liability method of accounting for income taxes. Under this method, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities and for operating losses and tax credit carryforwards. Management must make assumptions, judgments and estimates to determine our current provision for income taxes and our deferred tax assets and liabilities and any valuation allowance to be recorded against a deferred tax asset. Our judgments, assumptions and estimates relative to the current provision for income tax take into account current tax laws, our interpretation of current tax laws and possible outcomes of current and future audits conducted by foreign and domestic tax authorities. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our assumptions, judgments and estimates relative to the value of a deferred tax asset take into account predictions of the amount and category of future taxable income, such as income from operations. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments and estimates of recoverable net deferred taxes inaccurate. Any of the assumptions, judgments and estimates mentioned above could cause our actual income tax obligations to differ from our estimates, thus materially impact our financial position and results of operations.
Foreign currency
     Our functional currency is the U.S. dollar and our subsidiaries and VIEs in China, Hong Kong and Taiwan use their respective local currencies as their functional currencies. An entity’s functional currency is the currency of the primary economic environment in which the entity operates. Management must use judgment in determining an entity’s functional currency, assessing economic factors including cash flow, sales price, sales market, expense, financing and inter-company transactions and arrangements. Impact from exchange rate changes related to transactions denominated in currencies other than the functional currency is recorded as a gain and loss in our consolidated statements of operations, while impact from exchange rate changes related to translating a foreign entity’s financial statements from the functional currency to our reporting currency, the U.S. dollar, is disclosed and accumulated in a separate component under the equity section of our consolidated balance sheets. Different judgments or assumptions resulting in a change of functional currency may materially impact our financial position and results of operations. For fiscal 2006, our translation adjustment was $8.3 million and our transactional loss was approximately $0.1 million.
Equity investments
     Our equity investments are comprised of joint ventures and other privately held companies. We account for equity investments in entities in which we exercise significant influence but do not own a majority equity interest or otherwise control using the equity method. For equity investments over which we do not have significant influence, the cost method of accounting is used. We evaluate our equity investments for impairment whenever events and changes in business circumstances indicate the carrying amount of the equity investment may not be fully recoverable. The impairment evaluation requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the fair value of the equity investments. Equity investments identified as having an indication of impairment are subject to further analysis to determine if the impairment is other-than-temporary and this analysis requires estimating the fair value of the equity investments. The determination of fair value of the equity investments involves considering factors such as current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that we request from these privately-held companies. This information is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies. Fair value determination, particularly for equity investments in privately-held companies, requires significant judgment to determine appropriate estimates and assumptions. Changes in these estimates and assumptions could affect the calculation of the fair value of the equity investments and the determination of whether any identified impairment is other-than-temporary.

Marketable securities
     Our marketable securities are held as available for sale and are reported at fair value. The treatment of a decline in the fair value of an individual security is based on whether the decline is other-than-temporary. Significant judgment is required to assess whether the impairment is other-than-temporary. Our judgment of whether an impairment is other-than-temporary is based on an assessment of factors including our ability and intent to hold the individual security, severity of the impairment, expected duration of the impairment and forecasted recovery of fair value. Changes in the estimates and assumptions could affect our judgment of whether an identified impairment should be recorded as an unrealized loss in the equity section of our consolidated balance sheets or as a realized loss in the consolidated statements of operations.
Recent Accounting Pronouncements
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us for the fiscal year ended December 31, 2006. We are currently evaluating the impact of applying SAB 108 but do not believe that the application of SAB 108 will have a material effect on our financial position, cash flows nor results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for us starting January 1, 2008. We are currently evaluating the impact of adopting SFAS 157 on our consolidated financial position, cash flows and results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize and disclose in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 and its impact on our consolidated financial position, cash flows and results of operations.
     In June 2006, FASB ratified the provisions of EITF Issue No. 06-3 “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which requires us to disclose how we account for taxes imposed on and concurrent with a specific revenue-producing transaction. EITF 06-3 will be effective for us starting January 1, 2007. We do not believe that the application of EITF 06-03 will have a material effect on our financial position, cash flow and results of operations.
Results of Operations
Net revenues

	Years ended December 31,
	2006		2005		2004		% of Change
	(in thousands, except percentages)
							YOY	YOY
							06 & 05	05 & 04
Net Revenues
Advertising	$120,067	56%	$84,999	44%	$65,417	33%	41%	30%
Non-advertising:
MVAS	86,257	41%	98,070	51%	123,954	62%	-12%	-21%
Others	6,530	3%	10,483	5%	10,616	5%	-38%	-1%

Subtotal	92,787	44%	108,553	56%	134,570	67%	-15%	-19%

Total net revenues	$212,854	100%	$193,552	100%	$199,987	100%	10%	-3%

     Total net revenues increased 10% from 2005 to 2006. This was primarily due to the 41% year-over-year increase in advertising revenues and was partially offset by the 12% year-over-year decrease in MVAS revenues as well as the 38% year-over-year decline in other non-advertising revenues, mainly from search. Advertising revenues as a percentage of total net revenues grew to 56% in 2006 from 44% in 2005 while MVAS revenues declined to 41% in 2006 from 51% in 2005. Total net revenues declined 3% from 2004 to 2005. This was primarily due to the 21% year-over-year decline in MVAS revenues and was partially offset by the 30% year-over-year increase in advertising revenues.
     Advertising. Advertising revenues grew 41% year-over-year in 2006 and 30% year-over-year in 2005. These increases were primarily due to the increase in the number of advertisers, price and overall average spending per advertiser in China.
     For 2006, advertising revenues from China accounted for 97% of our total advertising revenues, compared to 96% and 94% of our total advertising revenues for 2005 and 2004, respectively. Total number of advertisers in China was approximately 980 in 2006, compared to approximately 790 and 760 in 2005 and 2004, respectively. Average revenue per advertising customer in China was approximately $120K in 2006, as compared to approximately $100K and $80K in 2005 and 2004, respectively. Our top ten customers in aggregate generated approximately 16%, 15% and 21% of our advertising revenues in the PRC in 2006, 2005 and 2004, respectively. Revenues from the automobile, information technology and real estate sectors contributed to approximately 53% and 47% of advertising revenues for 2006 and 2005, respectively, and were responsible for the majority of our advertising revenue growth for these two years.
     Non-advertising. MVAS revenues from China make up the majority of our non-advertising revenues. MVAS revenues declined 12% and 21% year-over-year in 2006 and 2005, respectively, which was the primary cause for the year-over-year declines in non-advertising revenues in 2006 and 2005.
     MVAS

	Years ended December 31,
	2006		2005		2004		% of Change
	(in thousands, except percentages)
							YOY	YOY
							06 & 05	05 & 04
2.0G products	$73,665	85%	$83,745	85%	$109,712	89%	-12%	-24%
2.5G products	12,592	15%	14,325	15%	14,242	11%	-12%	1%

Total MVAS revenues	$86,257	100%	$98,070	100%	$123,954	100%	-12%	-21%

     Revenues from 2.0G products, including SMS, IVR, CRBT, decreased 12% and 24% year-over-year in 2006 and 2005, respectively. SMS is the largest component of our MVAS. Revenues from SMS were $55.4 million, $71.5 million and $103.3 million or 64%, 73% and 83% of total MVAS revenues in 2006, 2005 and 2004, respectively. The decline in SMS revenues in 2006 from 2005 was largely due to higher churn rates by our monthly subscription users, less effective means to recruit new users and tightening operator policies and regulatory environment in China in general. The decline was partially offset by the increase in IVR revenues which were $15.0 million, $7.4 million and $4.7 million or 17%, 7% and 4% of total MVAS revenues in 2006, 2005 and 2004, respectively. The year-over-year growth of IVR revenues in 2006 was primarily due to increased promotion and the addition of IVR service with China Telecom. Revenues from CRBT declined 35% in 2006 as a result of reduced marketing efforts but previously increased 178% in 2005.
     Revenues from 2.5G products, including MMS, WAP and Kjava, decreased 12% year-over-year in 2006 while increasing 1% year-over-year in 2005. MMS declined 41% and 33% year-over-year in 2006 and 2005, respectively, which was mainly due to certain changes by China Mobile, including the switch to a new billing platform as well as policy changes on monthly subscription service. WAP revenues dropped 1% year-over-year in 2006, while Kjava grew significantly in 2006 and 2005 but from a negligible base in 2004.

     In July 2006, China Mobile made significant changes to their policy on subscription-based MVAS. These changes were in accordance with policy directives from China’s Ministry of Information Industry (“MII”) and were intended to address a number of issues, including reducing subscriber complaints, increasing customer satisfaction and promoting healthy development of the MVAS industry in China. The key changes include requiring double confirmations on new MVAS subscriptions as well as sending SMS reminders to existing monthly subscribers of SMS, MMS and WAP to inform them of their MVAS subscription and fee information. Certain provincial subsidiaries, such as Guangdong Mobile, one of China Mobile’s largest provincial subsidiaries, have begun to discontinue charging MVAS users monthly subscription fees unless the users reply to the SMS reminders and reconfirm their subscription. Other provincial subsidiaries are expected to announce similar measures of their own. In addition, China Mobile’s provincial subsidiaries began canceling existing WAP subscriptions that have been inactive for four months and existing SMS subscriptions of users who have not successfully received more than three SMS messages during the month. In September 2006, China Unicom began enforcing double confirmations on new subscription services. These policy changes by mobile operators have significantly reduced our ability to acquire new monthly MVAS subscribers and increased the churn rate of our existing monthly MVAS subscribers. China Mobile, China Unicom and other operators may announce additional measures in response to the MII campaign in the future, which may adversely impact on our results of operations, cash flows and financial condition.
     For the fourth quarter of 2006, 34% of our revenues were from the MVAS business, approximately 34% and 16% of which related to monthly subscription from China Mobile and China Unicom, respectively. We derive the majority of our subscription revenues from SMS, MMS and WAP, and we expect revenues from these products to continue to be negatively impacted in the near future. We are in the process of developing and promoting new products that we believe are not subject to either China Mobile’s or China Unicom’s recent policy changes. However, there is no guarantee that we will be able to develop any such new products, that any such products will achieve market acceptance or that such products will not be affected by future changes in rules and regulations.
     Other non-advertising revenues
     Other non-advertising revenues include fee-based services, such as virtual ISP and paid email services, e-commerce and other enterprise services such as paid search and directory listings. The year-over-year decrease in other non-advertising revenues in 2006 was mainly due to revenue declines from paid search and directory listings, loss of revenues from the sale of our online hotel-booking business in the third quarter of 2005 and the sale of our interest in an online auction joint venture in the fourth quarter of 2005.
     Revenues from paid search and directory listings accounted for 55%, 58% and 52% of our other non-advertising revenues in 2006, 2005 and 2004, respectively. Revenues from paid search and directory listings were mainly generated from pay-by-listing products related to an old search platform. Due to the phasing out of customer agreements, such revenues declined 41% year-over-year in 2006. Starting in the first quarter of 2006, we began to promote our new search engine iAsk as the preferred search engine on our web site. iAsk was offered free of charge during 2006.
Costs of revenues

	Years ended December 31,
	2006	2005	2004	% of Change	% of Change
				YOY 06 & 05	YOY 05 & 04
	(In thousands, except percentages)
Costs of revenues:
Advertising	$42,529	$27,627	$22,187	54%	25%
Non-advertising:
MVAS	34,255	33,814	38,277	1%	-12%
Other	2,626	1,666	1,147	58%	45%

Subtotal	36,881	35,480	39,424	4%	-10%

Total costs of revenues	$79,410	$63,107	$61,611	26%	2%

     Costs of revenues increased 26% and 2% year-over-year in 2006 and 2005, respectively. This was primarily due to the increase in costs of advertising revenue.
     Advertising. Costs of advertising revenue consist mainly of expenses associated with the production of our web sites, which include fees paid to third parties for Internet connection, content and services, personnel-related costs and equipment depreciation expenses associated with our web site production. Costs of advertising revenue also include the business taxes on advertising sales in the PRC. Business taxes, surcharges and cultural business construction fees levied on advertising sales are approximately 8.5% of the advertising revenues.
     Costs of advertising revenue increased 54% and 25% year-over-year in 2006 and 2005, respectively. The increases were due to higher web production costs driven by an increase in web production personnel and content fees, the increase in Internet connection costs associated with the additional bandwidth as well as the increase in business taxes associated with higher advertising revenues. These increases were driven by the need to provide additional resources to support our web traffic and advertising revenue growth. In 2006, costs of advertising revenue included stock-based compensation of $1.7 million as a result of the adoption of SFAS 123R on January 1, 2006. In 2004, content fees included $1.1 million paid to an exclusive Olympic content partner and $0.1 million paid for other one-time content purchases relating to Olympic coverage.
     Non-advertising. Costs of non-advertising revenue consist mainly of fees paid to third-party mobile operators for their services relating to the collection of our MVAS revenues and for using their transmission gateways and fees or royalties paid to third-party content providers for services and contents associated with our MVAS. Costs of non-advertising revenue also include business taxes and surcharges levied on non-advertising sales in the PRC. Business taxes and surcharges levied on non-advertising revenues are approximately 3.3% for mobile related revenues and 5.5% for other non-advertising revenues.
     Costs of MVAS revenue increased slightly by 1% year-over-year in 2006 while decreasing 12% year-over-year in 2005. Fees retained by or paid to mobile operators for 2006, 2005 and 2004 were $24.7 million, $24.7 million and $28.9 million, respectively, or 29%, 25% and 23%, respectively, of our MVAS revenues. Fees paid to third party content providers for 2006, 2005 and 2004 were $7.6 million, $6.3 million and $6.6 million, respectively, or 9%, 6% and 5%, respectively, of our MVAS revenues.
     Costs of other non-advertising revenue also include costs for providing our enterprise services and other fee-based services. For 2006, costs of other non-advertising revenues include a $1.1 million write-off of prepaid royalty related to our iGame based on management’s assessment of the game business.
     Historical MVAS cost trends may not be indicative of future results, as the mobile operators in China have made changes to the way service fees are charged. For example, under a new arrangement with China Mobile, we were required to switch from using our own platform for IVR services to China Mobile’s platform. Consequently, the service fees for IVR services were increased from 15% to 30% starting January 2007. Revenues from IVR are mostly generated from direct advertising. As a result of this change, we may incur higher costs of revenues or we may have to reduce, or discontinue, our promotion of IVR products, resulting in significant reduction of IVR revenues. For 2006, IVR revenues generated from China Mobile were approximately $8.0 million or 9% of our MVAS revenues. China Mobile, China Unicom and other operators may choose to further change their fee policies, which may have a material and adverse impact to our results of operation, financial position and cash flow.
Gross profit margins

	Years ended December 31,
	2006	2005	2004
Gross profit margins:
Advertising	65%	67%	66%
Non-advertising:
MVAS	60%	66%	69%
Other	60%	84%	89%
Subtotal	60%	67%	71%
Overall	63%	67%	69%

     Overall gross margin dropped four percentage points year-over-year to 63% for 2006 and dropped two percentage points year-over-year for 2005.
     Advertising. The year-over-year decrease in advertising gross profit margin in 2006 was primarily due to the increased investment in our web site production and stock-based compensation, which we began to expense starting January 1, 2006, pursuant to SFAS 123R. Stock-based compensation for 2006 accounted for approximately 1% of our advertising revenues. For 2004, we paid $1.1 million in revenue-share expenses to an exclusive Olympic content partner and incurred an additional $0.1 million of other one-time content purchases relating to the Olympic coverage. These one-time content purchases were approximately 2% of our advertising revenue for 2004. The 1% year-over-year adjusted decline in advertising margin for 2005 was primarily due to the increase in our web site production expenses at a rate higher than the growth of advertising revenues. We expect to continue to increase our investments in the production of web content and Internet connection in absolute dollars to maintain our competitiveness.
     Non-advertising. The majority of the costs associated with non-advertising revenues are variable costs. Gross margin for non-advertising revenues decreased 7% year-over-year in 2006 and 4% year-over-year in 2005. These decreases were mainly driven by the increase in transmission and content costs without a proportionate increase in revenues from MVAS.
     We expect further increases in fees paid to mobile operators and content providers as a percentage of MVAS revenues, which will result in continuing decline in MVAS gross margin in the future.
Operating expenses

	Years ended December 31,
	2006		2005		2004		% of change
	(in thousands, except percentages)
		% of net		% of net		% of net	YOY	YOY
		revenues		revenues		revenues	06 & 05	05 & 04
Sales and marketing expenses	$49,972	23%	$51,690	27%	$39,585	20%	-3%	31%
Product development expenses	$19,573	9%	$15,268	8%	$10,355	5%	28%	47%
General and administrative expenses	$27,172	13%	$18,820	10%	$15,619	8%	44%	20%
     Sales and marketing expenses. Sales and marketing expenses consist primarily of compensation expenses, sales commissions, advertising and promotional expenditures and travel expenses. The year-over-year decrease in sales and marketing expenses in 2006 was primarily due to lower promotional expenditures from the MVAS business, partially offset by higher payroll-related expenses, such as sales commissions from the advertising business, bonuses, and stock-based compensation expenses of $1.5 million, as a result of adopting SFAS 123R on January 1, 2006. The year-over-year increase in sales and marketing expenses in 2005 was primarily due to higher promotional expenditures from the MVAS business and higher sales commissions from the advertising business. Sales and marketing expenses in 2004 included approximately $1.0 million used to promote Olympic-related content on our web site. Marketing expenses related to MVAS were $13.7 million, $21.2 million and $13.2 million for 2006, 2005 and 2004, respectively.
     Product development expenses. Product development expenses consist primarily of personnel-related expenses incurred for the enhancement to and maintenance of our web sites as well as costs associated with new product development and enhancement for products such as email, blog and search engine. The year-over-year increases for 2006 and 2005 were primarily due to increases in headcount and higher depreciation expenses, resulting from additional purchases of capital equipment. Product development expenses in 2006 also included stock-based compensation of $1.8 million, as a result of adopting SFAS 123R. We expect our product development expenses to continue to increase in absolute dollars in the near future.
     General and administrative expenses. General and administrative expenses consist primarily of compensation for personnel, fees for professional services, and provisions for doubtful accounts. Our general and administrative expenses also include expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries, which were $5.9 million, $5.0 million and $4.7 million for 2006, 2005 and 2004, respectively.

     The year-over-year increase in 2006 was mainly due to the increase in provision for doubtful accounts, as a result of increase in advertising revenues, increase in expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries, increase in personnel compensation and inclusion of stock-based compensation of $4.4 million from the adoption of SFAS 123R. The year-over-year increase in 2005 was mainly due to the increase in provision for doubtful accounts, as a result of increase in advertising revenues, increase in expenses relating to the transfer of the economic benefits generated from our VIEs in the PRC to our subsidiaries, increase in personnel compensation, inclusion of $1.4 million professional services fees relating to our adoption of a shareholder rights plan, announced in February 2005, and related activities, and inclusion of $0.2 million related to the consolidation of our facilities in Beijing. General and administrative expenses in 2004 include professional services fees totaling $1.0 million for compliance with the regulations under the Sarbanes-Oxley Act of 2002 and related rules in 2004.
     Amortization of intangible assets. Amortization of intangibles was approximately $1.8 million, or 1% of total net revenues, in 2006, compared with $3.2 million, or 2%, in 2005 and $3.5 million, or 2%, in 2004. As of December 31, 2006, the net carrying amount of our intangible assets includes purchased technology and non-compete agreements. These intangible assets are amortized over their respective useful lives. See Note 3 to the Consolidated Financial Statements for further information on intangible assets, including estimates of amortization expenses for future periods.
Interest and other income
     Net interest income and other income consist mainly of interest income and totaled $8.5 million, $6.6 million and $5.1 million for 2006, 2005 and 2004, respectively. The year-over-year increases in 2006 and in 2005 were due to higher balance of cash, cash equivalent and short-term investments as well as higher interest rates overall in 2006 and 2005.
Amortization of convertible debt issuance cost
     As a result of our sale of zero-coupon, convertible, subordinated notes in July 2003, we recorded convertible debt issuance cost of approximately $2.7 million, which are being amortized on a straight-line basis over four years. The amortization expense was $0.7 million for 2006, 2005 and 2004, respectively.
Gain on sale of business and investments, net
     The following summarizes the gain and (loss) on the sale of business and investments:

	Years ended December 31,
	2006	2005	2004
		(In thousands)
Bravado	$161	$1,487	$—
COAL	—	2,649	—
Shanghai NC Soft	2,006	—	—
Others	(134)	—	1,160

	$2,033	$4,136	$1,160

% of total net revenues	1%	2%	1%
     During the third quarter of 2005, we sold our online hotel business Bravado to Elong Inc. Total gain from the sale was $1.6 million. During the fourth quarter of 2005, we sold our 33% interest in COAL (a.k.a. 1Pai.com), an online auction joint venture with Yahoo!, to Alibaba.com, and recorded a gain of $2.6 million from the sale. During second quarter of 2006, we sold our 51% interest in Shanghai NC SINA, a game joint venture with NC Soft, to NC Soft, and recorded a gain of $2.0 million from the sale.
Loss on equity investments, net
     The following summarizes our share of income (loss) from our equity investments:

	Years ended December 31,
	2006	2005	2004
		(In thousands)
Shanghai NC Soft	$(108)	$33	$(964)
COAL	—	(2,187)	(2,168)
Others	(582)	(656)	(33)

	$(690)	$(2,810)	$(3,165)

% of total net revenues	*	(1%)	(2%)

*	Less than 1%
Provision for income taxes

	Years ended December 31,
	2006	2005	2004
		(In thousands)
Current income tax provision	$4,401	$2,671	$3,441
Deferred income tax benefit	(350)	(261)	(213)

Total	$4,051	$2,410	$3,228

Effective tax rate for China operation	7%	5%	4%
     Based on our current operating structure and preferential tax treatments available to us in China, the effective income tax rate for our China operation in 2006 was 7%. The increases in effective income tax rate from 4% in 2004 and 5% in 2005 to 7% in 2006 was primarily due to the increase in valuation allowance for the deferred tax assets arising from the allowances for doubtful accounts, accruals and other liabilities. For further information on our tax structures and inherent risks see “If tax benefits currently available to us in China were no longer available, our effective income tax rates for our China operations could increase to 33%” under Risk Factors in Part I Item 1A. See also Note 9 — “Income Taxes” to the Consolidated Financial Statements for further discussion on income taxes. We expect our effective tax rate for our operation in China to continue to increase in the future, as we experience further expiration of tax holidays.
Liquidity and Capital Resources

	As of December 31
	2006	2005	2004
	(In thousands)
Cash and cash equivalents and short-term investments	$362,751	$300,689	$275,635
Working capital	$267,116	$297,910	$252,027
Shareholder’s equity	$387,813	$319,622	$253,345
     We have funded our operations and capital expenditures primarily using the $97.5 million raised through the sale of preference shares, the $68.8 million raised from the sale of ordinary shares in the initial public offering and the $97.3 million raised from the sale of zero coupon convertible subordinated notes in July 2003, as well as cash generated from operations.
     On July 7, 2003, we sold $100 million aggregate amount of zero coupon convertible subordinated notes (the “Notes”) due 2023 in a private offering, which resulted in net proceeds to us of approximately $97.3 million. The Notes were issued at par and bear no interest. The Notes are convertible into our ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. Upon conversion, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. We may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes. The purchasers may require us to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, and upon a change of control, at a price equal to 100% of the principal amount of the Notes. In accordance with SFAS 78, obligations such as the Notes are required to be classified as a current liability if they are or will be callable within one year from the balance sheet date. The closing price of our ordinary shares on December 29, 2006, the last trading day of 2006, was $28.70. Based on the circumstances and information provided to us as of December 31, 2006, we do not believe that it is likely the purchasers will require us to repurchase the Notes in 2007. We filed a Registration Statement on Form S-3 for the resale of the Notes and the ordinary shares issuable upon conversion of the Notes, which Registration Statement is no longer effective.
     One of the conditions for conversion of the Notes to SINA ordinary shares is that the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2006, the sale price of SINA ordinary shares did not exceed 115% of the conversion price per ordinary share for five consecutive trading days. The Notes are therefore not convertible into SINA ordinary shares for the quarter ending March 31, 2007 in accordance with threshold (i) described above. Upon a purchaser’s election to convert the Notes in the future periods, we have the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares.
     As of December 31, 2006, we had $362.8 million in cash and cash equivalents and short-term investments to meet the future requirements of our operating activities. We believe that our existing cash, cash equivalents and short-term investments will be sufficient to fund our operating activities, capital expenditures and other obligations for at least the next twelve months. However, we may sell additional equities or obtain credit facilities to enhance our liquidity position or to increase our cash reserve for future acquisitions. The sale of additional equity would result in further dilution to our shareholders. The incurrence of indebtedness would result in increased fixed obligations and could result in operating covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.
     The following tables set forth the movements of our cash and cash equivalents for the periods presented.

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by operating activities	$63,097	$58,273	$74,858
Net cash used in investing activities	(850)	(133,810)	(95,007)
Net cash provided by financing activities	9,979	7,015	15,769
Effect of exchange rate changes on cash and cash equivalents	2,541	3,164	—

Net increase (decrease) in cash and cash equivalents	74,767	(65,358)	(4,380)
Cash and cash equivalents at beginning of period	88,410	153,768	158,148

Cash and cash equivalents at end of period	$163,177	$88,410	$153,768

Operating activities
     Net cash provided by operating activities for 2006 was $63.1 million. This was primarily attributable to our net income of $39.9 million, adjusted by non-cash related expenses including depreciation of $9.9 million, stock-based compensation of $9.5 million, amortization of intangible assets of $1.8 million, allowance for doubtful accounts of $5.0 million, amortization of convertible debt issuance cost of $0.7 million, and net losses from equity investments of $0.7 million, offset by gains from the sale of businesses and investments of $2.0 million and a net decrease in working capital items of $2.2 million. The net decrease in working capital items was mainly due to increase in account receivables which resulted from the significant increase in our advertising revenues during 2006, partially offset by the increase in income tax payable and accrued liabilities such as sales rebates, content fees, bandwidth costs, sales commission, bonuses, and overall marketing expenses,.
     Net cash provided by operating activities for 2005 was $58.3 million. This was primarily attributable to our net income of $43.1 million, adjusted by non-cash related expenses including depreciation of $9.6 million, amortization of intangible assets of $3.2 million, an impairment charge on investment in Tidetime Sun of $3.2 million, allowance for doubtful accounts of $2.3 million, amortization of convertible debt issuance cost of $0.7 million, and net losses from equity investments of $2.8 million, offset by a gain from the sale of business of $4.1 million and a net decrease in working capital items of $2.3 million. The decrease in working capital items was mainly due to decrease in accrued liabilities such as customer advance, withholding tax from employees and sales rebates offset by decreased accounts receivable and prepaid expenses and other current assets. The decrease in account receivables resulted from better collection.
     Net cash provided by operating activities for 2004 was $74.9 million. This was primarily attributable to our net income of $66.0 million, adjusted by non-cash related expenses including depreciation of $5.8 million, amortization of intangible assets of $3.5 million, net loss on equity investments of $3.2 million, an impairment charge of investment in Tidetime Sun of $2.6 million, allowance for doubtful accounts of $1.1 million, and amortization of convertible debt issuance cost of $0.7 million, offset by gain on sale of business and investment of $1.2 million and a net decrease in working capital items of $6.6 million. The decrease in working capital items was mainly due to increase in accounts receivable and prepaid expenses and other current assets, offset by the increase in accrued liabilities such as customer advance and sales rebates. The increase in account receivables resulted from the significant increase in our net revenues, especially our MVAS during 2004. The increase in prepaid expenses and other current assets was mainly related to prepayments for our office lease and renovation work of our new office premises in Beijing.
     Investing activities
     Net cash used in investing activities for 2006 was $0.9 million. This was primarily due to equipment purchases of $14.1 million and additional consideration related to Crillion acquisition of $11.3 million. This was partly offset by the net proceeds from the maturities of short-term investments of $18.0 million, the sales of equity investments of $5.3 million, Bravado of $0.6 million and Tidetime Sun of $0.6 million.
     Net cash used in investing activities for 2005 was $133.8 million. This was primarily due to the net purchase of short-term investments of $90.5 million, additional considerations related to acquisitions totaling $26.1 million, equipment purchases of $15.4 million and additional equity investments of $3.0 million. This was partly offset by the proceeds of $1.7 million from the sale of Bravado.
     Net cash used in investing activities for 2004 was $95.0 million. This was primarily due to the net purchase of short-term investments of $53.0 million, acquisition of Bravado, Crillion and Davidhill (net of cash acquired) of $27.6 million, purchase of equipment of $13.0 million and equity investments of $2.7 million. The decrease in cash and cash equivalents was offset by the proceeds of $1.2 million from the sale of a minority interest investment. Cash used in business acquisitions (net of cash acquired) included the last two installments of our acquisition of Memestar of $2.6 million, acquisition of Bravado of $0.9 million, acquisition of Crillion of $8.5 million, acquisition of Davidhill of $15.0 million and direct costs associated with the acquisitions of $0.6 million.
Financing activities
     Net cash provided by financing activities for 2006 and 2005 was $10.0 million and $7.0 million, respectively, and were primarily related to the proceeds from the exercise of stock options.
     Net cash provided by financing activities for 2004 was $15.8 million representing the proceeds from the exercise of stock options and the issuance of ordinary shares pursuant to the Employee Stock Purchase Plan.
Contractual Obligations
     The following table sets forth our contractual obligations as of December 31, 2006:

	Payments due by period
		Less than one	One to	Three to	More than
	Total	Year	three years	five years	five years
	( In thousands)
Operating lease obligations	1,637	900	737	—	—
Purchase commitments	22,350	15,754	6,185	201	210

Total contractual obligations	$23,987	$16,654	$6,922	$201	$210

     Operating lease obligations include the commitments under the lease agreements for our office premises. We lease office facilities under non-cancelable operating leases with various expiration dates beginning 2005 through 2009. Rental expenses for the years ended December 31, 2006, 2005 and 2004 were $3.6 million, $3.1 million and $3.0 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of December 31, 2006 are $0.9 million, $0.6 million and $0.1 million for the years ending December 31, 2007, 2008 and 2009, respectively. The majority of the commitments are from our office lease agreements in the PRC.
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
     Our investment policy limits our investments of excess cash to government or quasi-government securities, high-quality corporate securities and bank-guaranteed products. We protect and preserve our invested funds by limiting default, market and reinvestment risk. Due to the fact that a majority of our investments are in short-term instruments, we believe that the Company has the ability to hold to maturity these investments. As of December 31, 2006, we had unrealized losses of $2.4 million related to our short-term investments included in accumulated other comprehensive loss in shareholders’ equity.
     We have approximately $246.7 million in cash and bank deposits, such as time deposits and bank notes, with five different banks in China, which constitute about 68% of our total cash, cash equivalent and short-term investments as of December 31, 2006. The terms or these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which will come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which we have deposits has increased. In the event of bankruptcy of one of the banks which holds our deposits, we are unlikely to claim our deposits back in full since we are unlikely to be classified as a secured creditor based on PRC laws.

     Our $100 million, zero-coupon, convertible, subordinated notes due 2023 bear no interest and are denominated in U.S. dollars. Therefore, there is no interest or foreign currency exchange risk associated with the outstanding notes.
Foreign Currency Exchange Rate Risk
     The majority of our revenues derived and expenses and liabilities incurred are in Chinese renminbi with a relatively small amount in New Taiwan dollars, Hong Kong dollars and U.S. dollars. Thus, our revenues and operating results may be impacted by exchange rate fluctuations in the currencies of China, Taiwan and Hong Kong. See “Currency fluctuations and restrictions on currency exchange may adversely affect our business, including limiting our ability to convert Chinese renminbi into foreign currencies and, if renminbi were to decline in value, reducing our revenue in U.S. dollar terms” in the “Risk Factors” section. We have not reduced our exposure to exchange rate fluctuations by using hedging transactions. While we may choose to do so in the future, the availability and effectiveness of any hedging transactions may be limited and we may not be able to successfully hedge our exchange rate risks. Accordingly, we may experience economic losses and negative impacts on earnings and equity as a result of foreign exchange rate fluctuations. During the twelve months ended December 31, 2006, the foreign currency translation adjustments to our comprehensive income were $8.3 million and the currency transaction loss was approximately $0.1 million, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar. Below is a sensitivity analysis on the impact of a change in the value of the Chinese renminbi against the U.S. dollar assuming: 1) projected net income from operation in China equal to fiscal 2006, 2) projected net assets of the operation in China equal to the balances in Chinese renminbi and U.S. dollar as of December 31, 2006 and 3) currency fluctuation occurs proportionately over the period:

	Translation
Change in the value of	adjustments to	Transaction gain
Chinese renminbi against the	comprehensive income	(loss)
U.S. dollar	(in thousands)	(in thousands)
Appreciate 2%	$6,140	$(80)
Appreciate 5%	$15,370	$(200)
Depreciate 2%	$(6,130)	$80
Depreciate 5%	$(15,300)	$200
Investment Risk
Equity investment
     We have direct equity investment in a privately held company, which is considered in the start-up or development stages. This equity investment is inherently risky, as the technologies or products this company has under development are typically in the early stages and may never materialize, and we could lose a substantial part of our equity investment in this company. As of December 31, 2006, our direct equity investment was $1.2 million. See also Note 5 in our Notes to Consolidated Financial Statements.
Investment in marketable debt securities
     We invest in marketable debt securities to preserve principal and maximize yield without significantly increasing risks. As of December 31, 2006, our marketable debt securities totaled $44.2 million. These marketable debt securities are accounted for as available-for-sale and are reported at fair value, because our intent is to make them readily available for sale to meet operating or acquisition needs. As of December 31, 2006, unrealized loss recorded in accumulated other comprehensive income of shareholders’ equity was $2.4 million. See also Note 6 in our Notes to Consolidated Financial Statements.

Item 8: Financial Statements and Supplementary Data

     MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of the Company’s management, including our principal executive officer and principal financial officer, the Company evaluated the effectiveness of the its internal control over financial reporting based on criteria established in the framework in Internal Control-integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that its internal control over financial reporting was effective as of December 31, 2006.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.
     The Company’s independent registered public accounting firm, PricewaterhouseCoopers Zhong Tian CPAs Limited Company, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of SINA Corporation:
     We have completed integrated audits of SINA Corporation’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
     In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of SINA Corporation and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.
Internal control over financial reporting
     Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers Zhong Tian CPAs Limited Company

Beijing, the People’s Republic of China
March 1, 2007

SINA CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$163,177	$88,410
Short-term investments	199,574	212,279
Accounts receivable, net of allowances for doubtful accounts of $4,471 and $2,443, respectively	45,031	33,940
Short-term deferred tax assets	437	857
Prepaid expenses and other current assets	9,893	11,523

Total current assets	418,112	347,009
Investment in Tidetime Sun	—	716
Property and equipment, net	27,101	22,207
Equity investments	1,170	3,261
Intangible assets, net	7,871	9,691
Goodwill	82,663	82,663
Other assets	1,892	3,174

Total assets	$538,809	$468,721

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,614	$1,582
Accrued liabilities	41,993	43,235
Income taxes payable	7,389	4,282
Convertible debt	100,000	—

Total current liabilities	150,996	49,099
Long-term liabilities:
Convertible debt	—	100,000

Total liabilities	150,996	149,099

Commitments and contingencies (Note 17)

Shareholders’ equity:
Ordinary Shares: $0.133 par value; 150,000 shares authorized; 54,344 and 53,265 shares issued and outstanding	7,228	7,084
Additional paid-in capital	303,868	284,559
Retained earnings	65,973	26,057
Accumulated other comprehensive income (loss):
Unrealized loss on investments in marketable securities	(2,371)	(2,903)
Cumulative translation adjustments	13,115	4,825

Total shareholders’ equity	387,813	319,622

Total liabilities and shareholders’ equity	$538,809	$468,721

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years ended December 31,
	2006	2005	2004
Net revenues:
Advertising	$120,067	$84,999	$65,417
Non-advertising	92,787	108,553	134,570

	212,854	193,552	199,987

Costs of revenue:
Advertising (*)	42,529	27,627	22,187
Non-advertising	36,881	35,480	39,424

	79,410	63,107	61,611

Gross profit	133,444	130,445	138,376

Operating expenses:
Sales and marketing (*)	49,972	51,690	39,585
Product development (*)	19,573	15,268	10,355
General and administrative (*)	27,172	18,820	15,619
Amortization of intangible assets	1,820	3,159	3,492

Total operating expenses	98,537	88,937	69,051

Income from operations	34,907	41,508	69,325
Interest and other income, net	8,549	6,551	5,139
Amortization of convertible debt issuance cost	(685)	(685)	(685)
Gain on sale of business and investment, net	2,033	4,136	1,160
Loss on investment in Tidetime Sun	(147)	(3,175)	(2,550)
Share of loss of equity investments, net	(690)	(2,810)	(3,165)

Income before income taxes	43,967	45,525	69,224
Income tax expenses	(4,051)	(2,410)	(3,228)

Net income	$39,916	$43,115	$65,996

Basic net income per share	$0.74	$0.82	$1.33

Shares used in computing basic income per share	53,696	52,485	50,274

Diluted net income per share	$0.69	$0.75	$1.15

Shares used in computing diluted income per share	58,549	58,792	58,204

(*)	Costs of revenues and operating expenses for the year ended December 31, 2006 include stock-based compensation expense in accordance with SFAS 123R, which the Company adopted on January 1, 2006. See Note 13 – “Shareholder’s Equity” to the Consolidated Financial Statements for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

				Ordinary
				Shares	Retained	Accumulated
			Additional	Subject to	Earnings	Other	Total
	Ordinary Shares		Paid-in	Subsequent	(Accumulated	Comprehensive	Shareholders’
	Shares	Amount	Capital	Issuance	Deficit)	Income(Loss)	Equity
Balances at December 31, 2003	48,627	$6,471	$236,222	$1,349	$(83,054)	$(1,481)	$159,507
Comprehensive income:
Net income	—	—	—	—	65,996	—	65,996
Unrealized gain on marketable securities	—	—	—	—	—	1,115	1,115
Currency translation adjustments	—	—	—	—	—	23	23

Total comprehensive income							67,134

Issuance of ordinary shares pursuant to stock plans	2,296	305	15,464	—	—	—	15,769
Business acquisition	436	58	12,226	(1,349)	—	—	10,935

Balances at December 31, 2004	51,359	6,834	263,912	—	(17,058)	(343)	253,345

Comprehensive income:
Net income	—	—	—	—	43,115	—	43,115
Unrealized loss on marketable securities	—	—	—	—	—	(2,508)	(2,508)
Currency translation adjustments	—	—	—	—	—	4,773	4,773

Total comprehensive income							45,380

Issuance of ordinary shares pursuant to stock plans	1,589	208	6,807	—	—	—	7,015
Business acquisition	317	42	13,840	—	—	—	13,882

Balances at December 31, 2005	53,265	7,084	284,559	—	26,057	1,922	319,622

Comprehensive income:
Net income	—	—	—	—	39,916	—	39,916
Unrealized gain on marketable securities	—	—	—	—	—	532	532
Currency translation adjustments	—	—	—	—	—	8,290	8,290

Total comprehensive income							48,738

Issuance of ordinary shares pursuant to stock plans	895	119	9,860	—	—	—	9,979
Stock-based compensation expenses	—	—	9,474	—	—	—	9,474
Business acquisition	184	25	(25)	—	—	—	—

Balances at December 31, 2006	54,344	$7,228	$303,868	$—	$65,973	$10,744	$387,813

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$39,916	$43,115	$65,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,892	9,593	5,827
Stock-based compensation	9,474	—	—
Amortization of convertible debt issuance cost	685	685	685
Amortization of intangible assets	1,820	3,159	3,492
Allowances for doubtful accounts	5,044	2,271	1,060
Deferred income tax benefits	(350)	(261)	(213)
Gain on sale of business and investment, net	(2,033)	(4,136)	(1,160)
Loss on investment in Tidetime Sun	147	3,175	2,550
Share of loss of equity investments, net	690	2,810	3,165
Loss on disposal of property and equipment	17	156	33
Changes in assets and liabilities (net of effect from acquisition and disposal):
Accounts receivable	(14,791)	4,324	(19,469)
Prepaid expenses and other current assets	(490)	3,227	(2,586)
Other assets	1,429	(803)	311
Accounts payable	(1)	(513)	671
Accrued liabilities	8,726	(8,217)	13,006
Income taxes payable	2,922	(312)	1,490

Net cash provided by operating activities	63,097	58,273	74,858

Cash flows from investing activities:
Purchases of short-term investments	(102,135)	(212,532)	(110,712)
Maturities of short-term investments	120,121	122,040	57,669
Purchases of property and equipment	(14,090)	(15,369)	(13,000)
Cash paid for business acquisitions, net of cash acquired	(11,266)	(26,141)	(27,573)
Cash paid for equity investments	—	(3,024)	(2,660)
Deposits on equity investment and acquisition	—	(800)	(241)
Proceeds from sale of business, net	636	1,730	—
Proceeds from sale of investments	5,315	286	1,215
Proceeds from sale of investment in Tidetime Sun	569	—	295

Net cash used in investing activities	(850)	(133,810)	(95,007)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares	9,979	7,015	15,769

Net cash provided by financing activities	9,979	7,015	15,769

Effect of exchange rate change on cash and cash equivalents	2,541	3,164	—

Net increase (decrease) in cash and cash equivalents	74,767	(65,358)	(4,380)

Cash and cash equivalents at the beginning of the year	88,410	153,768	158,148

Cash and cash equivalents at the end of the year	$163,177	$88,410	$153,768

SINA CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(In thousands)

	Years ended December 31 ,
	2006	2005	2004
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,294	$2,891	$1,090

Cash paid for acquisitions, net:
Cash paid for acquisitions	$(11,266)	$(26,141)	$(29,100)
Cash acquired	—	—	1,527

	$(11,266)	$(26,141)	$(27,573)

Supplemental disclosure of noncash financing activities:
Increase in equity investment from deposit on equity investment	$800	$—	$—

Ordinary shares issued and subject to subsequent issuance for acquisitions	$—	$13,882	$12,284

Deferred non-advertising services exchanged for equity interest in joint venture	$—	$—	$3,430

The accompanying notes are an integral part of these consolidated financial statements.

SINA CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Significant Accounting Policies
Business
     SINA Corporation (“SINA” or the “Company”), a Cayman Islands corporation, is a leading online media company and value-added information service provider in the People’s Republic of China (the “PRC” or “China”) and the global Chinese communities. With a branded network of localized web sites targeting Greater China and overseas Chinese, the Company provides services through five major business lines including SINA.com (online news and content), SINA Mobile (mobile value-added services or “MVAS”), SINA Community (Web 2.0-based services and games), SINA.net (search and enterprise services) and SINA E-Commerce (online shopping). Together these business lines provide an array of services including region-focused online portals, MVAS, search and directory, interest-based and community-building channels, free and premium email, blog services, audio and video streaming, online games, virtual ISP, classified listings, fee-based services, e-commerce and enterprise e-solutions.
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
     To comply with PRC laws and regulations, the Company provides substantially all its Internet content, MVAS and advertising services in China via its VIEs. These VIEs are wholly or partially owned by certain employees of the Company. The capital for the VIEs are funded by the Company and recorded as interest-free loans to these PRC employees. These loans were eliminated with the capital of the VIEs during consolidation. Under various contractual agreements, employee shareholders of the VIEs are required to transfer their ownership in these entities to the Company’s subsidiaries in China when permitted by PRC laws and regulations or to designees of the Company at any time for the amount of loans outstanding. All voting rights of the VIEs are assigned to the Company and the Company has the right to appoint all directors and senior management personnel of the VIEs. The Company has also entered into exclusive technical service agreements with the VIEs under which the Company provides technical and other services to the VIEs in exchange for substantially all net income of the VIEs. In addition, employee shareholders of the VIEs have pledged their shares in the VIEs as collateral for the non-payment of loans or for the fees for technical and other services due to the Company. As of December 31, 2006, the total amount of interest-free loans to these PRC employees was $9.6 million and the aggregate accumulated losses of all VIEs were approximately $4.6 million, which have been included in the consolidated financial statements.
     The following is a summary of the major VIEs of the Company:
•	Beijing SINA Internet Information Service Co., Ltd. (the “ICP Company”), a China company controlled through business agreement. The ICP Company is responsible for operating www.sina.com.cn in connection with its Internet content company license, selling the advertisements to advertisers and providing MVAS in China via third party mobile operators to the users. It is 1.5% owned by Yan Wang, the Company’s Vice Chairperson, and 98.5% owned by five other non-executive PRC employees of the Company. The registered capital of the ICP Company is $2.5 million.

•	Guangdong SINA Internet Information Service Co., Ltd. (the “GDICP Company”), a China company controlled through business agreement. The GDICP Company is responsible for providing MVAS in China via third party mobile operators to the users under its Internet content company license. It became inactive

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
     The Company began to consolidate the ICP Company in October 2001. Operating results for the GDICP Company were consolidated since 2003. Xunlong and Star VI were acquired from the Memestar acquisition (see Note 2-Acquisitions -Memestar) in January 2003 and the operating results for these two companies were consolidated by the Company since January 2003. Wangxing was acquired from the Crillion acquisition (see Note 2-Acquisitions-Crillion) in March 2004 and the operating results for Wangxing were consolidated by the Company since March 2004. The operating results of the IAD Company were consolidated since its establishment in 2004.
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
     Cash equivalents
     The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. At December 31, 2006 and 2005, cash equivalents were comprised primarily of investments in time deposits, commercial paper and money market funds stated at cost plus accrued interest, which approximated fair value.
Available-for-sale securities
     Investments classified as available-for-sale securities are reported at fair value with unrealized gains (losses), if any, recorded as accumulated other comprehensive income in shareholders’ equity. Realized gains or losses are charged to the income during the period in which the gain or loss is realized. If the Company determines a decline in fair value is other-than-temporary, the cost basis of the individual security is written down to fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss. The new cost basis will not be changed for subsequent recoveries in fair value. Determination of whether declines in value are other-than-temporary requires significant judgment. Subsequent increases and decreases in the fair value of available-for-sale securities will be included in comprehensive income through a credit or charge to shareholders’ equity except for an other-than-temporary impairment, which will be charged to income.
     Investments classified as available-for-sale securities include marketable equity securities of Tidetime Sun (Group) Limited (“Tidetime Sun”) (see Note 4 -”Investment in Tidetime Sun”), and marketable debt securities included in short-term investments. The Company invests in marketable debt securities that are readily available for sale to meet operating or acquisition needs and, accordingly, classifies them as short-term investments.
Allowances for doubtful accounts
     The Company determines the allowance for doubtful accounts based on a historical, rolling average, actual bad debt rate in the prior year and other factors. The Company also provides specific provisions for bad debts when facts and circumstances indicate that the receivable is unlikely to be collected. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Allowances for doubtful accounts charged to income were $5.0 million, $2.3 million and $1.1 million for the years ended December 31, 2006, 2005 and 2004, respectively.
Long-lived assets
     Property and equipment. Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally from three to five years for computers and equipment and five years for furniture and fixtures. Leasehold improvements are amortized over the shorter of the estimated useful lives of the assets or the remaining lease term. Depreciation expenses were $9.9 million, $9.6 million and $5.8 million for fiscal 2006, 2005 and 2004, respectively.
     As a result of the Company’s evaluation on its estimate of the useful life of its computer equipment (e.g., servers and filers) during the first quarter of 2006, such life was changed from three years to four years. This change in accounting estimate resulted in a reduction in depreciation expenses of $0.6 million for the three months ended March 31, 2006, of which $0.2 million were in the costs of advertising revenue and $0.4 million were in operating expenses.
     Goodwill. Goodwill is carried at cost. Under SFAS No. 142, “Goodwill and Intangible Assets” (“FAS 142”), goodwill is no longer amortized but tested for impairment annually, or more frequently, if facts and circumstances warrant a review. The provisions of FAS 142 require that a two-step test be performed to assess goodwill for impairment. First, the fair value of each reporting unit, defined as the operating segment or one level, is compared to its carrying value, including goodwill. The Company generally determines the fair value of its reporting units using the market valuation approach. If the carrying value of a reporting unit exceeds its fair value, the second step shall be performed and an impairment loss equal to the difference between the implied fair value of reporting unit’s goodwill and the carrying amount of the goodwill will be recorded.
     Intangible assets other than goodwill. Intangible assets arising from acquisitions are recognized at fair value upon acquisition and amortized on a straight-line basis over their estimated useful lives, generally from 18 months to ten years.
     Impairment of long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold or use is based on the amount by which the carrying value exceeds the fair value of the asset.

Equity investments
     Equity investments are comprised of joint ventures and privately held companies. The Company accounts for an equity investment over which it has significant influence but does not own a majority equity interest or otherwise control using the equity method. For equity investments over which the Company does not have significant influence, the cost method accounting is used.
     The Company assesses its equity investments for other-than-temporary impairment by considering factors including, but are not limited to, current economic and market conditions, the operating performance of the companies including current earnings trends and undiscounted cash flows and other company-specific information including recent financing rounds. The evaluation process is based on information that it receives from these privately-held companies. This information is not subject to the same disclosure requirements as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and the accuracy of the data received from these companies.
   Business combinations
     The Company accounts for its business combinations using the purchase method of accounting. This method requires that the acquisition cost to be allocated to the assets and liabilities the Company acquired based on their fair values. When considering whether an acquired assets group constitutes a “business,” the Company used the criteria defined by EITF No. 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.”
   Convertible debt
     The Company applies SFAS No. 78, “Classification of Obligations That Are Callable by the Creditor” to determine the classification of its convertible debt. In accordance with SFAS 78, obligations such as convertible notes are required to be classified as a current liability if they are or will be callable within one year from the balance sheet date, even though liquidation may not be expected within that period.
Revenue recognition
     Advertising
     Advertising revenues are derived principally from online advertising and sponsorship arrangements. Online advertising arrangements allow advertisers to place advertisements on particular areas of the Company’s web sites, in particular formats and over particular periods of time. Advertising revenues from online advertising arrangements are recognized ratably over the displayed period of the contract when the collectibility is reasonably assured. Sponsorship arrangements allow advertisers to sponsor a particular area on its web sites in exchange for a fixed payment over the contract period. Advertising revenues from sponsorship are recognized ratably over the contract period. Advertising revenues derived from the design, coordination and integration of online advertising and sponsorship arrangements to be placed on the Company’s web sites are recognized ratably over the term of such programs. In accordance with Emerging Issues Task Force (“EITF”) No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables,” advertising arrangements involving multiple deliverables are broken down into single-element arrangements based on their relative fair value for revenue recognition purposes, when possible. The Company recognizes revenue on the elements delivered and defers the recognition of revenue for the fair value of the undelivered elements until the remaining obligations have been satisfied. In accordance with EITF No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Product,” cash consideration given to customers or resellers, for which the Company does not receive a separately identifiable benefit or cannot reasonably estimate fair value, are accounted for as a reduction of revenue rather than as an expense.
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
     Deferred revenue primarily comprises contractual billings in excess of recognized revenue and payments received in advance of revenue recognition.

Non-advertising
     MVAS. MVAS revenues are derived principally from providing mobile phone users with short messaging service (“SMS”), multimedia messaging service (“MMS”), color ring back tone (“CRBT”), wireless application protocol (“WAP”), interactive voice response system (“IVR”) and Kjava games. These services include news and other content subscriptions, mobile dating service, picture and logo download, ring tones, ring back tones, mobile games, chat rooms and access to music files. Revenues from MVAS are charged on a monthly or per-usage basis. Such revenues are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
     The Company contracts with mobile operators China Mobile Communication Corporation (“China Mobile”) and its subsidiaries, China Unicom Co., Ltd. (“China Unicom”) and its subsidiaries, and, to a lesser degree, other operators, for billing and transmission services related to the MVAS transmitted to its users. In accordance with EITF No. 99-19, “Reporting Revenues Gross as a Principal Versus Net as an Agent,” revenues are recorded on a gross basis when the Company is considered the primary obligor to the MVAS users. Under the gross method, the amounts billed to MVAS users are recognized as revenues and the fees charged or retained by the third-party operators are recognized as costs of revenue. Revenues on MVAS where the Company is not considered the primary obligor to the user are recorded on a net basis. Under the net method, revenues are recorded net of fees charged or retained by the third-party operators.
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
     Due to the time lag between when the services are rendered and when the mobile operator billing statements are received, MVAS revenues are estimated based on the Company’s internal billing records and transmissions for the month, adjusting for prior periods’ confirmation rates with mobile operators and prior periods’ discrepancies between internally estimated revenues and actual revenues confirmed by mobile operators. The confirmation rate applied to the estimation of revenue is determined at the lower of the latest confirmation rate available and the average of six-months’ historical rates available, provided that the Company has obtained confirmation rates for six months. If the Company has not yet received confirmation rates for six months, revenues would be deferred until billing statements are received from the mobile operators. Historically, there have been no significant adjustments to the revenue estimates.
     Historically, due to the time lag of receiving billing statements from mobile operators and the lack of adequate information to make estimates, the Company has adopted a one-month lag reporting policy for MVAS revenues. Such policy has been applied on a consistent basis and does not apply to MVAS revenues from acquired entities Memestar Limited and Crillion Corporation as the acquired entities were able to obtain timely and accurate information to support their revenue estimates through the acquisition dates which has continued since our acquisition. For the years ended December 31, 2006, 2005 and 2004, the Company recorded MVAS revenues in the amount of $86.3 million, $98.1 million and $124.0 million, respectively. If the Company had not used the one-month lag reporting policy, its revenues from MVAS for the years ended December 31, 2006, 2005 and 2004 would have been $87.1 million, $96.2 million and $125.9 million, respectively.
     Credit memos issued to operators on billings that were previously settled and for which payments have been received are accounted for as a credit to revenue based on a historical rolling average. Historically, the true ups between accrued amounts and actual credit memos issued have not been significant.
     Fee-based services. Fee-based services allow the Company’s users to subscribe to services on its web sites including online games, virtual ISP and paid email services. Revenues from these services are recognized in the period in which the service is performed, provided that no significant Company obligations remain, collection of the receivables is reasonably assured and the amounts can be accurately estimated.
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
Costs of revenues
     Advertising
     Costs of advertising revenue consist mainly of costs associated with the production of web sites, which includes fees paid to third parties for Internet connection, content and services, personnel related costs, and equipment depreciation associated with the web site production. Costs of advertising revenue also include business taxes, surcharges and cultural business construction fees levied on advertising sales in China, which are approximately 8.5% of the advertising revenues in China.
     Non-advertising
     Costs of non-advertising revenue consist mainly of fees paid to or retained by the third-party operators for their services relating to the collection of the Company’s MVAS revenues and for using their transmission gateways. Costs of non-advertising revenue also consist of fees or royalties paid to third-party content providers for services and content associated with the MVAS, costs for providing the enterprise services and business taxes levied on non-advertising sales in China. Business taxes and surcharges levied on non-advertising revenues are approximately 3.3% for mobile related revenues and 5.5% for other non-advertising revenues.
Product development expenses
     Product development expenses consist primarily of personnel related expenses incurred for enhancement to and maintenance of the Company’s web sites as well as costs associated with new product development and enhancement for products such as email, blog and search engine. The Company recognizes web site development costs in accordance with SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” As such, the Company expenses all costs incurred that relate to the planning and post implementation phases of development and costs associated with repair or maintenance of the existing site or the development of web site content. Costs incurred in the development phase are capitalized and amortized on a straight-line basis over the estimated product life or on the ratio of current revenues to total projected product revenue, whichever is greater. Since inception, the amount of costs qualifying for capitalization has been immaterial and, as a result, all product development costs have been expensed as incurred.

Advertising expenses
     Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred and classify these costs under sales and marketing expenses. The nature of the Company’s direct advertising activities is such that they are intended to acquire subscribers for subscription-based and usage-based MVAS. The Company considered Statement of Position 93-7 – “Reporting on Advertising Costs” (“SOP 93-7”) issued by the American Institute of Certified Public Accountants (“AICPA”) and concluded that the criteria specified for capitalizing the costs of direct response advertising for subscription-based SMS were not met. Advertising expenses for fiscal years 2006, 2005 and 2004 were $23.3 million, $28.6 million and $20.9 million, respectively.
Stock-based incentive compensation
     Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under the fair value recognition provisions of SFAS 123R, the Company is required to measure the cost of employee services received in exchange for stock-based compensation measured at the grant date fair value of the award.
     The Company recognizes the compensation costs, net of a forfeiture rate, on a straight-line basis over the requisite service period of the award, which is the vesting term (generally three to four years for stock options). In March 2005, the Securities & Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”) relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.
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
     SFAS 123R requires forfeitures to be estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Compensation cost estimated for the SFAS 123 pro forma disclosures accounted for forfeitures as they occur. See Note 13 for further discussion on stock-based compensation.
Operating leases
     The Company leases office space under operating lease agreements with original lease periods up to three years. Rental expenses are recognized from the date of initial possession of the leased property on a straight-line basis over the term of the lease. Certain lease agreements contain rent holidays, which are recognized on a straight-line basis over the lease term. Lease renewal periods are considered on a lease-by-lease basis and are generally not included in the initial lease term.
Income taxes
     Income taxes are accounted for using an asset and liability approach. Under this approach, income tax expense is recognized for the amount of taxes payable or refundable for the current year. In addition, deferred tax assets and liabilities are recognized for expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to an amount for which realization is more likely than not.

Foreign currency
     The Company’s reporting currency is the U.S. dollar. The Company’s operations in China, Hong Kong and Taiwan use their respective currencies as their functional currencies. The financial statements of these subsidiaries are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange in the period for revenues and expenses. Translation gains and losses are recorded in accumulated other comprehensive income or loss as a component of shareholders’ equity. Net gains and losses resulting from foreign exchange transactions are included in interest and other income. During the year ended December 31, 2006 and 2005, the foreign currency translation adjustments to the Company’s comprehensive income were $8.3 million and $4.8 million, respectively; the currency transaction losses were approximately $0.1 million and $0.2 million, respectively, primarily as a result of the Chinese renminbi appreciating against the U.S. dollar. Foreign currency translation adjustments and transaction loss for the year ended December 31, 2004 were immaterial.
Net income per share
     Basic net income per share is computed using the weighted average number of ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary share and ordinary share equivalents outstanding during the period. Options to purchase ordinary shares that were anti-dilutive were excluded from the calculation of diluted net income per share.
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
Recent accounting pronouncements
     In September 2006, the SEC released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 is effective for the Company in the current fiscal year ended December 31, 2006. The Company is currently evaluating the impact of SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flow nor results of operations.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No.157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 will be effective for the Company starting January 1, 2008. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS 157 on its consolidated financial position, cash flows and results of operations.
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that the Company recognize and disclose in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 became effective for the Company on January 1, 2007, with the cumulative effect of the change in accounting principle, if any, recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 and its impact on its consolidated financial position, cash flows and results of operations.
     In June 2006, the FASB ratified the provisions of the Emerging Issue Task Force Issue No. 06-3 “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement” (“EITF 06-3”), which requires the Company to disclose how it accounts for taxes imposed on and concurrent with a specific revenue-producing transaction. EITF 06-3 will be effective for the Company starting January 1, 2007. The Company does not believe that the application of EITF 06-03 will have a material effect on its financial position, cash flow and results of operations.
2. Acquisitions
     Memestar. In January 2003, the Company completed the acquisition of Memestar Limited, a British Virgin Islands limited liability corporation (“Memestar”), through a purchase of all of the outstanding shares of Memestar. As a result of such acquisition, Memestar became a wholly-owned subsidiary of SINA. Memestar, through its various subsidiaries and exclusive contractual arrangements with two local entities in the PRC (Xunlong and Star VI) is engaged in the business of providing MVAS in the PRC. The primary purposes of the acquisition were to enhance the Company’s MVAS as well as increase its market share in the PRC MVAS market. The aggregate purchase price of $24.3 million is comprised of cash, SINA ordinary shares and professional fees related to the acquisition. The purchase price was allocated as follows (in thousands):

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

     In the three months ended September 30, 2005, the Company sold Bravado and exited the online hotel booking business. The sale price was approximately $3.8 million less certain liabilities that the buyer agreed to assume. As a result of this transaction, the Company recognized a gain of $1.5 million in 2005 and $0.1 million in 2006. Total gain from the sale was $1.6 million.
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
     The aggregate purchase price is comprised of an initial consideration and two contingent consideration payments based on Crillion’s financial performances in 2004 and 2005. The initial consideration of $19.0 million is comprised of three elements: (a) $10.0 million in cash; (b) 195,593 newly issued SINA ordinary shares, valued at $8.5 million at the time of closing, delivered at the closing of the acquisition; and (c) approximately $0.5 million in legal and professional fees related to the acquisition. The two contingent consideration payments based on 2004 and 2005 financial performance of the acquired entities operations totaled $40.9 million, and were recorded as additional goodwill.
     The total purchase price was allocated as follows (in thousands):

Cash	$1,453
Accounts receivable	3,845
Other assets	772
Intangible assets	4,466
Goodwill	50,800
Current liabilities	(1,475)

$59,861

     Amortizable intangible assets acquired, including customer list, content provider contracts and non-competition arrangements with certain Crillion executives, have estimated useful lives ranging from sixteen to thirty-six months. Total goodwill included an initial payment of $9.9 million, representing the excess of the initial purchase price over the fair value of the net tangible and identifiable intangible assets acquired, and two contingent consideration payments totaled $40.9 million for the achievement of the 2004 and 2005 performance targets. In accordance with SFAS 142, goodwill is not amortized but is subject to periodic impairment assessment at least annually. Immediately after the closing of the acquisition, the operating results of Crillion were consolidated with those of the Company starting March 25, 2004.
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
     Davidhill owns the UC instant messaging technology platform and certain fixed assets (the “asset group”) via its wholly-owned subsidiary in the PRC. Davidhill and its subsidiary have not commenced generating any revenue from the UC instant messaging services. The Company acquired the asset group through a purchase of all of the outstanding shares of Davidhill. As a result of such acquisition, Davidhill became a wholly-owned subsidiary of SINA. The Company considered EITF 98-3 “Determining Whether a Nonmonetary Transaction Involves Receipt of

Productive Assets or of a Business” and concluded that the asset group constitutes a business. The Company therefore applied SFAS 141, “Business Combinations” to account for the acquisition of Davidhill.
     The aggregate purchase price is comprised of an initial consideration and a contingent consideration for a total of $24.7 million. The initial consideration of $15.3 million is comprised of three elements: (a) $12.6 million in cash; (b) 63,828 newly issued SINA ordinary shares, valued at $2.4 million in accordance with the average of per share closing prices of SINA ordinary shares on the NASDAQ Global Select Market during the thirty (30) calendar days immediately preceding July 1, 2004, delivered at the closing of the acquisition; and (c) approximately $0.3 million in legal and professional fees related to the acquisition. The contingent consideration of $9.5 million was based on certain concurrent online user targets reached in the three months ended September 30, 2005 and was recorded as additional goodwill.
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
3. Goodwill and Intangible Assets
     The following table summarizes goodwill from the Company’s acquisitions:

	December 31,
	2006	2005
	(In thousands)
Davidhill	$13,772	$13,772
Crillion and Memestar	68,891	68,891

Total	$82,663	$82,663

     The Company performed an impairment test relating to goodwill arising from its acquisitions and concluded that there was no impairment as to the carrying value of goodwill as of December 31, 2006 and 2005.
     The following table summarizes intangible assets:

	December 31, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	amortization	Net	Cost	amortization	Net
			(In thousands)
Crillion and Memestar
Non-compete agreements	$3,147	$(3,001)	$146	$3,147	$(2,371)	$776
Davidhill
Non-compete agreements	480	(480)	—	480	(320)	160
Technology	10,300	(2,575)	7,725	10,300	(1,545)	8,755

Subtotal	10,780	(3,055)	7,725	10,780	(1,865)	8,915

Total	$13,927	$(6,056)	$7,871	$13,927	$(4,236)	$9,691

     All intangible assets are amortizable. Non-compete agreements have original estimated useful lives of eighteen months to thirty-six months, and technology has original estimated useful lives of ten years.
     Amortization expense related to intangible assets was $1.8 million, $3.2 million and $3.5 million for the years ended December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, estimated amortization expenses for future periods are expected to be as follows:

Fiscal year	(In thousands)
2007	$1,176
2008	1,030
2009	1,030
2010	1,030
2011	1,030
Thereafter	2,575

Total expected amortization expense	$7,871

4. Investment in Tidetime Sun
     Investment in Tidetime Sun is accounted for as an investment in marketable equity securities under the provisions of SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and classified as available for sale. In December 2006, the Company sold its investment in Tidetime Sun for $0.6 million and recorded a gain of $0.1 million. Net loss on investment for the year ended December 31, 2006 was $0.1 million, after considering the other than temporary loss of $0.2 million recorded during the year.
5. Equity Investments
     Equity investments comprised of joint ventures and other privately held companies. The following sets forth the changes in the Company’s equity investments.

	Shanghai NC-SINA	COAL	Others	Total
	(In thousands)
Balances at December 31, 2004	$1,384	$1,932	$1,225	$4,541
Investments	—	1,749	1,275	3,024
Sale of investments	—	(1,494)	—	(1,494)
Share of gain (loss) of equity investments	33	(2,187)	(656)	(2,810)

Balances at December 31, 2005	1,417	—	1,844	3,261
Investments	—	—	800	800
Share of loss of equity investments	(108)	—	(582)	(690)
Sale of investments	(1,309)	—	(892)	(2,201)

Balances at December 31, 2006	$—	$—	$1,170	$1,170

     In December 2005, the Company sold its 33% interest in China Online Auction Limited (“COAL,” a.k.a. 1 Pai.com), a joint venture with Yahoo!, to Alibaba.com. In May 2006, the Company sold its 51% interest in Shanghai-NC SINA, a joint venture with NC Soft, a Korean online game company, to NC Soft. The following summarizes the gain and (loss) on the sale of equity investments:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
COAL	$—	$2,649	$—
Shanghai NC Soft	2,006	—	—
Others	(134)	—	1,160

	$1,872	$2,649	$1,160

6. Cash, Cash Equivalents and Short-term Investments
     Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2006:

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
	(In thousands)
Cash and cash equivalents:
Cash	$86,876	$—	$—	$86,876
Cash equivalents:
Bank time deposits	22,167	—	—	22,167
Commercial paper	24,889	—	—	24,889
Investment in money market funds	29,245	—	—	29,245

	76,301	—	—	76,301

	163,177	—	—	163,177

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
	(In thousands)
Short-term investments:
Bank time deposits	123,810	—	—	123,810
U.S. Treasury and federal agency bonds	19,128	—	(1,146)	17,982
China bank notes	31,532	—	—	31,532
Corporate bonds and notes	22,507	—	(357)	22,150
Floating rate notes	4,968	—	(868)	4,100

	201,945	—	(2,371)	199,574

Total cash, cash equivalents and short-term investments	$365,122	$—	$(2,371)	$362,751

     Cash, cash equivalents and short-term investments consisted of the following as of December 31, 2005:

		Unrealized	Unrealized	Estimated fair
	Carrying value	gains	losses	value
	(In thousands)
Cash and cash equivalents:
Cash	$78,704	$—	$—	$78,704
Cash equivalents:
Bank time deposits	36	—	—	36
Commercial paper	8,973	—	—	8,973
Investment in money market funds	697	—	—	697

	9,706	—	—	9,706

	88,410	—	—	88,410

Short-term investments:
Bank time deposits	128,787	—	—	128,787
U.S. Treasury and federal agency bonds	19,112	—	(1,386)	17,726
Corporate bonds and notes	62,259	82	(787)	61,554
Floating rate notes	5,024	—	(812)	4,212

	215,182	82	(2,985)	212,279

Total cash, cash equivalents and short-term investments	$303,592	$82	$(2,985)	$300,689

     In accordance with EITF 03-1, the following table summarizes the fair value and gross unrealized losses related to available-for-sale debt securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2006:

	Less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Estimated	unrealized	Estimated	unrealized	Estimated	unrealized
	fair value	losses	fair value	losses	fair value	losses
	(In thousands)
U.S. Treasury and federal agency bonds	$—	$—	$17,982	$(1,146)	$17,982	$(1,146)
Corporate bonds and notes	—	—	22,150	(357)	22,150	(357)
Floating rate notes	—	—	4,100	(868)	4,100	(868)

	$—	$—	$44,232	$(2,371)	$44,232	$(2,371)

     Market values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. See Note 1 for the Company’s policy on available-for-sale securities. Realized gains or loss on short-term investments were immaterial for the periods presented.
     The following table summarizes the contractual maturities of available-for-sale debt securities at December 31, 2006:

		Gross
	Estimated	unrealized
	fair value	losses
	(In thousands)
Short-term investments:
Due within one year	$175,661	$(257)
Due one to five years	9,835	(225)
Due after five years	14,078	(1,889)

	$199,574	$(2,371)

     In 2006, the Company changed its presentation in the statement of cash flows to disclose the gross cash inflows and outflows from short-term investments. We had previously reported these amounts net. The Company has revised its 2005 and 2004 Consolidated Statements of Cash Flows accordingly.
7. Balance Sheet Components

	December 31,
	2006	2005
	(In thousands)
Accounts receivable, net:
Accounts receivable	$49,502	$36,383
Allowance for doubtful accounts:
Balance at beginning of year	(2,443)	(1,754)
Charge to expenses	(5,044)	(2,271)
Write-off, net of recoveries	3,016	1,582

Balance at end of year	(4,471)	(2,443)

	$45,031	$33,940

Property and equipment, net:
Computers and equipment	$54,630	$41,836
Leasehold improvements	5,107	4,724
Furniture and fixtures	2,995	2,744
Other	1,313	216

	64,045	49,520
Less: Accumulated depreciation and amortization	(36,944)	(27,313)

	$27,101	$22,207

Accrued liabilities:
Payroll and related expenses	$7,478	$3,786
Deferred revenue	4,156	6,601
Business taxes	4,231	2,933
Sales rebates	8,454	5,623
Marketing expenses	3,128	1,687
Professional fees	1,616	2,494
Content fees	6,243	3,215
Payment for Crillion acquisition	—	11,266
Others	6,687	5,630

	$41,993	$43,235

8. Related Party Transactions
     Transactions with joint ventures. The Company sold advertising space to Shanghai NC-SINA to allow the joint venture to promote its online game on the Company’s web site. The contract terms are at rates and terms that are comparable with those entered into with independent third parties. Prior to the Company’s sale of its interest in Shanghai NC-SINA in May 2006, revenues derived from the advertising arrangements with Shanghai NC-SINA were nil and approximately $0.5 million and $0.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company also provides a payment platform for customers of Shanghai NC-SINA to purchase virtual point cards to play its online game. Payments from its customers are recorded as customer advances received on behalf of Shanghai NC-SINA. As of December 31, 2005 and 2004, respectively, the balances for such customer advances were $1.8 million and 3.7 million.
     As part of the joint venture arrangement with COAL, the Company agreed to divert a certain number of users to COAL’s auction site in exchange for an equity interest in COAL. Such obligation was recorded as deferred revenue at the time the Company recorded the equity investment in COAL. Non-advertising revenues from this arrangement were recognized on a pro-rated basis, based on the number of users diverted to COAL’s auction site. Prior to the

Company’s sale of its interest in COAL in December 2005, non-advertising revenue from this arrangement was $0.9 million and $0.4 million for the years ended December 31, 2005 and 2004, respectively.
9. Income Taxes
     The Company is registered in the Cayman Islands and has operations in four tax jurisdictions - the PRC, the United States of America, Hong Kong and Taiwan. The operations in Taiwan represent a branch office of the subsidiary in the United States. For operations in the United States of America, Hong Kong and Taiwan, the Company has incurred net accumulated operating losses for income tax purposes. The Company believes that it is more likely than not that these net accumulated operating losses will not be utilized in the future. Therefore, the Company has provided full valuation allowance for the deferred tax assets arising from the losses at these locations as of December 31, 2006. The Company generated substantially all of its net income from its PRC operations for the years ended December 31, 2006, 2005 and 2004, and the Company has recorded income tax provisions for these years.
     The components of income before income taxes are as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except percentage)
Loss subject to non China operation	$(12,161)	$(6,349)	$(7,798)
Income subject to China operation	56,128	51,874	77,022

Income before taxes	$43,967	$45,525	$69,224

Income tax expenses applicable to China operation	$4,051	$2,410	$3,228
Effective tax rate for China operation	7%	5%	4%
Cayman Islands
     Under the current tax laws of Cayman Islands, the Company is not subject to tax on income or capital gain. In addition, upon payments of dividends by the Company to its shareholders, no Cayman Islands withholding tax will be imposed.
United States of America
     The components of income (loss) before income taxes separating U.S. and non U.S. operations are as follows:

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Income (loss) subject to U.S. operation (including Taiwan branch)	$(798)	$(446)	$41
Loss subject to other operations	(11,363)	(5,903)	(7,839)
Income subject to China operation	56,128	51,874	77,022

Income before taxes	$43,967	$45,525	$69,224

     As of December 31, 2006, the Company’s subsidiary in the United States of America had approximately $77.3 million of federal and $34.1 million of state net operating loss carryforwards available to offset future taxable income. The federal net operating loss carryforwards will expire, if unused, in the years ending June 30, 2011 through December 31, 2027, and the state net operating loss carryforwards will expire, if unused, in the years ending June 30, 2010 through December 31, 2017. Included in the net operating loss carryforwards is $32.5 million and $20.2 million of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations when changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of carryforwards could be restricted. The deferred tax assets for the United States subsidiary at December 31, 2006 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.

     The following table sets forth the significant components of the net deferred tax assets for operation in the United States of America as of December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$28,461	$27,848	$20,817
Allowances for doubtful accounts, accruals and other liabilities	99	117	131
Other tax credits	346	346	549

Total deferred tax assets	28,906	28,311	21,497
Less: valuation allowance	(28,906)	(28,311)	(21,497)

Deferred tax assets	$—	$—	$—

Hong Kong
     As of December 31, 2006, the Company’s Hong Kong subsidiary had approximately $13.1 million net operating loss carryforwards which can be carried forward indefinitely to offset future taxable income. The deferred tax assets for the Hong Kong subsidiary at December 31, 2006 consists mainly of net operating loss carryforwards and for which a full valuation allowance has been provided, as the management believes it is more likely than not that these assets will not be realized in the future.
     The following table sets forth the significant components of the net deferred tax assets for Hong Kong operation as of December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$2,290	$2,013	$1,798
Less: valuation allowance	(2,290)	(2,013)	(1,798)

Deferred tax assets	$—	$—	$—

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

	Years ended December 31,
	2006	2005	2004
	(In thousands)
Income tax provision	$(4,401)	$(2,671)	$(3,441)
Change in deferred tax assets	2,948	2,492	(1,113)
Change in valuation allowance	(2,598)	(2,231)	1,326

Income tax expenses	$(4,051)	$(2,410)	$(3,228)

     Reconciliation of the differences between statutory tax rate and the effective tax rate for China operation
     The following table sets forth reconciliation between the statutory EIT rate and the effective tax rate for China operation for the periods presented:

	Years ended December 31,
	2006	2005	2004
Statutory EIT rate	33%	33%	33%
Tax differential from statutory rate applicable to the subsidiaries and VIEs	—	(2%)	(1%)
Effect on tax holiday	(32%)	(31%)	(32%)
Permanent differences	1%	1%	2%
Change in valuation allowance	5%	4%	2%

Effective tax rate for China operations	7%	5%	4%

     The provisions for income taxes for the years ended December 31, 2006, 2005 and 2004 differ from the amounts computed by applying the EIT primarily due to the tax holidays and the preferential tax rate enjoyed by certain of the Company’s entities in the PRC. The effective tax rates for the PRC operations for the year ended December 31, 2006 were higher than 2005 and 2004 primarily due to increase in valuation allowance for the deferred tax assets arising from the allowances for doubtful accounts, accruals and other liabilities. As of December 31, 2006, existing tax holiday available to the Company is effective until 2007. The Company is in the process of applying for additional tax holiday benefits.
     The following table sets forth the effects of the tax holidays granted to the entities of the Company for the periods presented:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except per share amount)
Tax holiday effect	$18,323	$16,032	$24,297

Basic net income per share effect	$0.34	$0.31	$0.48

     The following table sets forth the significant components of the net deferred tax assets for China operation as of December 31, 2006, 2005 and 2004.

	December 31,
	2006	2005	2004
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards *	$1,774	$964	$—
Allowances for doubtful accounts, accruals and other liabilities	3,165	1,358	260
Depreciation	1,620	1,289	859

Total deferred tax assets	6,559	3,611	1,119
Less: valuation allowance	(4,829)	(2,231)	—

Deferred tax assets	$1,730	$1,380	$1,119

*	The net operating loss carryforwards will expire, if unused, in the years ending December 31, 2008 through 2011.
Aggregate net deferred tax assets
     The following table sets forth the significant components of the aggregate net deferred tax assets of the Company as of December 31, 2006, 2005 and 2004:

	December 31,
	2006	2005	2004
	(In thousands)
Short-term deferred tax assets:
Allowances for doubtful accounts, accruals and other liabilities	—	549	391
Depreciation	697	597	429

Total deferred tax assets	697	1,146	820

	December 31,
	2006	2005	2004
	(In thousands)
Less: valuation allowance	(260)	(289)	(131)

Short-term deferred tax assets	$437	$857	$689

Long-term deferred tax assets included in other assets:
Net operating loss carryforwards	$32,525	$30,825	$22,615
Allowances for doubtful accounts, accruals and other liabilities	3,264	926	—
Depreciation	923	692	430
Other tax credits	346	346	549

Total deferred tax assets	37,058	32,789	23,594
Less: valuation allowance	(35,765)	(32,266)	(23,164)

Long-term deferred tax assets	$1,293	$523	$430

Net deferred tax assets	$1,730	$1,380	$1,119

Movement of valuation allowances for deferred tax assets
     The following table sets forth the movement of the aggregate valuation allowances for deferred assets for the periods presented:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)
Balance at beginning of the year	$32,555	$23,295	$22,074
Provision for the year	3,470	9,260	2,547
Recoveries of deferred tax assets	—	—	(1,326)

Balance at end of the year	$36,025	$32,555	$23,295

10. Net Income Per Share
     Basic net income per share is computed using the weighted average number of the ordinary shares outstanding during the period. Diluted net income per share is computed using the weighted average number of ordinary shares and ordinary share equivalents outstanding during the period. Options to purchase ordinary shares that were anti-dilutive and were excluded from the calculation of diluted net income per share were approximately 1.9 million, 0.2 million and 0.1 million for years ended December 31, 2006, 2005 and 2004, respectively.
     The following table sets forth the computation of basic and diluted net income per share for the periods indicated:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Basic net income per share calculation:
Numerator:
Net income used in computing basic net income per share	$39,916	$43,115	$65,996

Denominator:
Weighted average ordinary shares outstanding	53,696	52,455	50,274
Ordinary shares to be issued for business acquisition	—	30	—

Shares used in computing basic net income per share	53,696	52,485	50,274

Basic net income per share	$0.74	$0.82	$1.33

Diluted net income per share calculation:
Numerator:
Net income	$39,916	$43,115	$65,996
Amortization of convertible debt issuance cost	685	685	685

Net income used in computing diluted net income per share	$40,601	$43,800	$66,681

	Years ended December 31,
	2006	2005	2004
	(In thousands, except per share amounts)
Denominator:
Weighted average ordinary shares outstanding	53,696	52,455	50,274
Weighted average ordinary shares equivalents:
Stock options	967	2,335	4,053
Convertible debt	3,877	3,877	3,877
Others	9	125	—

Shares used in computing diluted net income per share	58,549	58,792	58,204

Diluted net income per share	$0.69	$0.75	$1.15

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
China Contribution Plan
     The Company’s subsidiaries and VIEs in China participate in a government-mandated multi-employer defined contribution plan pursuant to which certain retirement, medical, housing and other welfare benefits are provided to employees. Chinese labor regulations require the Company’s subsidiary to pay to the local labor bureau a monthly contribution at a stated contribution rate based on the monthly basic compensation of qualified employees. The relevant local labor bureau is responsible for meeting all retirement benefit obligations; the Company has no further commitments beyond its monthly contribution. During the year ended December 31, 2006, 2005 and 2004, the Company contributed a total of $6.1 million, $5.1 million, $4.3 million, respectively, to these funds.
12. Profit Appropriation
     The Company’s subsidiaries and VIEs in China are required to make appropriations to certain non-distributable reserve funds. In accordance with the laws applicable to China’s Foreign Investment Enterprises, its subsidiaries have to make appropriations from its after-tax profit (as determined under PRC GAAP) to non-distributable reserve funds including (i) general reserve fund, (ii) enterprise expansion fund and (iii) staff bonus and welfare fund. General reserve fund is at least 10% of the after-tax profits calculated in accordance with the PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of the respective company. The appropriation of the other two reserve funds is at the Company’s discretion. At the same time, the Company’s VIEs, in accordance with the China Company Laws, must make appropriations from its after-tax profit (as determined under PRC GAAP) to non-distributable reserve funds including (i) statutory surplus fund, (ii) statutory public welfare fund and (iii) discretionary surplus fund. Statutory surplus fund is at least 10% of the after-tax profits calculated in accordance with the PRC GAAP. Appropriation is not required if the reserve fund has reached 50% of the registered capital of the respective company. Appropriation to the statutory public welfare fund is 5% to 10% of the after-tax profits calculated in accordance with the PRC GAAP. Effective January 1, 2006 under the revised China Company Laws, appropriation to the statutory public welfare fund is no longer mandatory. Appropriation to discretionary surplus fund is made at the discretion of the Company.
     General reserve fund and statutory surplus fund are restricted for set off against losses, expansion of production and operation or increase in register capital of the respective company. Statutory public welfare fund is restricted to the capital expenditures for the collective welfare of employees. These reserves are not transferable to the Company in the form of cash dividends, loans or advances. These reserves are therefore not available for distribution except in liquidation. As of December 31, 2006, the Company is subject to a maximum appropriation of $14.1 million to these non-distributable reserve funds.
13. Shareholder’s Equity
Stockholder Rights Plan
     On February 18, 2005, Shanda and certain related persons and entities filed a Schedule 13D with the U.S. Securities and Exchange Commission indicating that they beneficially own 19.5% of SINA’s outstanding ordinary shares. For this and other reasons, the Company has put in place a Rights Plan to protect the best interests of all shareholders. In general, the Plan vests stockholders of SINA with rights to purchase ordinary common shares of the Company at a substantial discount from those securities’ fair market value upon a person or group acquiring, without the approval of the Board of Directors, more than 10% of the Company’s ordinary shares (or, in the case of the members of the Shanda group, the acquisition of an additional 0.5% or more of the Company’s ordinary shares). Any person or group who triggers the purchase right distribution becomes ineligible to participate in the Plan, causing substantial dilution of such person or group’s holdings. The rights will expire on February 22, 2015.
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
1999 Stock Plan
     In May 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). The 1999 Plan provides for the granting of stock options to employees, consultants and directors of the Company. Options granted under the Plan may be either incentive stock options or nonqualified stock options. Incentive stock options (“ISO”) may be granted only to Company employees (including officers and directors who are also employees). Nonqualified stock options (“NSO”) may be granted to Company employees and consultants. As of December 31, 2006, the Company has cumulatively approved 14,358,000 ordinary shares for issuance under the 1999 Plan, including a previous plan carried over from 1997 and options assumed in the Sinanet acquisition. The 1999 Plan will continue in effect until May 2009, unless terminated earlier in accordance with the terms of the Plan. As of December 31, 2006, there were a total of 3,402,000 options outstanding and 772,000 options were available for grant under the 1999 Plan.
     Options under the Company’s 1999 Plan may be granted for a term of up to ten years and at prices determined by the Board of Directors of the Company, provided, however, that the exercise price of an ISO shall not be less than 100% of the fair value of the shares on the date of grant or, if granted to a 10% shareholder, shall not be less than 110% of the fair value of the shares on the date of grant. The exercise price of an NSO granted to a named executive officer of the Company shall not be less than 100% of the fair value of the shares on the date of grant if such option is intended to qualify as performance-based compensation under Section 162(m) of the US Internal Revenue Code of 1986, as amended. Options granted under the 1999 Plan generally vest over a four year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. No shares of such Ordinary Shares issued were subject to repurchase at December 31, 2006.
1999 Executive Stock Option Plan
     In October 1999, the Board adopted the 1999 Executive Stock Option Plan (the “Executive Plan”). An aggregate of 2,250,000 Ordinary Shares have been approved for issuance under the Executive Plan. The Executive Plan provides for the granting of options to purchase Ordinary Shares and Ordinary Share purchase rights to eligible employees and consultants. As of December 31, 2006, there were a total of 224,000 options outstanding and

180,000 options were available for grant under the Executive Plan. Options under Executive Plan may be granted for a term of up to ten years and at prices determined by the Board of Directors of the Company, provided, however, that the exercise price of an ISO shall not be less than 100% of the fair value of the shares on the date of grant or, if granted to a 10% shareholder, shall not be less than 110% of the fair value of the shares on the date of grant. The exercise price of an NSO granted to a named executive officer of the Company shall not be less than 100% of the fair value of the shares on the date of grant if such option is intended to qualify as performance-based compensation under Section 162(m) of the US Internal Revenue Code of 1986, as amended. Options granted under the Executive Plan generally vest over a four- year term. Certain grants are exercisable immediately under such terms and conditions as determined by the Board of Directors. Ordinary Shares issued upon such early exercises are subject to rights of repurchases by the Company until such shares become fully vested. The Executive Plan will continue in effect until October 2009, unless terminated earlier in accordance with the terms of the Executive Plan.
1999 Directors’ Stock Option Plan
     In October 1999, the Board approved the 1999 Directors’ Stock Option Plan (the “Directors’ Plan”) covering an aggregate of 750,000 ordinary shares. The Directors’ Plan became effective on the effective date of the initial public offering and provides a non-employee director after the completion of the offering (1) a non statutory stock option to purchase 37,500 ordinary shares on the date on which he or she first becomes a member of the Board of Directors, and (2) an additional non statutory stock option to purchase 15,000 shares on the date of each annual shareholders’ meeting immediately thereafter, if on such date he or she has served on the Board for at least six months. All options granted under the Director’s Plan shall have an exercise price equal to 100% of the fair value of the shares on the date of grant and shall have a term of 10 years from the date of grant. All options granted under the Directors’ Plan vest in full immediately upon grant. On September 27, 2005, the shareholders of the Company approved an increase to the aggregate number of ordinary shares issuable under the Directors’ Plan from 750,000 ordinary shares to 1,125,000 ordinary shares. As of December 31, 2006, 466,000 options were outstanding and 351,000 options were available for grant under the Directors’ Plan.
     Stock Compensation
     Effective January 1, 2006, the Company adopted SFAS 123R. See Note 1 for a description of the Company’s adoption of SFAS 123R. The fair value of stock-based compensation awards is determined using the Black-Scholes option pricing model, which is consistent with the valuation techniques previously utilized for options in footnote disclosures required under SFAS 123, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” The determination of the fair value of stock-based compensation awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables, including the expected volatility of the Company’s stock price over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.
     The assumptions used to value stock-based compensation awards for the periods presented are as follows:

	Years ended December 31,
	2006	2005	2004
Expected term (in years)	3.8-5.0	1.0-4.0	1.0-4.0
Expected volatility	68%-71%	61%-87%	88%-91%
Risk-free interest rate	5.0%-5.2%	2.93%-4.09%	1.19%-3.32%
Expected dividend yield	0	0	0
     Expected term represents the weighted average period of time that stock-based awards granted are expected to be outstanding giving consideration to historical exercise patterns. The simplified method was used for fiscal 2006. Expected volatilities are based on historical volatilities of the Company’s ordinary shares. Risk-free interest rate is based on US Treasury zero-coupon issues with maturity terms similar to the expected term on the stock-based awards. The Company does not anticipate paying any cash dividends in the foreseeable future. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. The

Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.
     Total stock-based compensation recognized on the Company’s Consolidated Statement of Operations for the year ended December 31, 2006 is as follows:

Year ended
December 31, 2006
(in thousands)
Costs of revenues	$1,743
Sales and marketing	1,511
Product development	1,808
General and administrative	4,412

Total	$9,474

     The following table sets forth the pro forma amounts of net income and net income per share for the years ended December 31, 2005 and 2004 that would have resulted if the Company had accounted for stock-based awards under the fair value recognition provisions of SFAS 123:

	Years ended December 31,
	2005	2004
	(in thousands, except per share amount)
Net income:
As reported	$43,115	$65,996
Deduct: Employee stock purchase plan related compensation expenses determined under fair value based method	(73)	(135)
Deduct: Stock-based employee compensation expenses determined under fair value based method	(9,332)	(11,063)

Pro forma	$33,710	$54,798

Basic net income per share:
As reported	$0.82	$1.33

Pro forma	$0.64	$1.09

Diluted net income per share:
As reported	$0.75	$1.15

Pro forma	$0.59	$0.95

     General Stock Option Information
     The following table sets forth the summary of option activity under the Company’ stock option program for the periods presented:

	Options			Weighted Average
	Available	Options	Weighted Average	Remaining	Aggregate
	for Grant	Outstanding	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
December 31, 2003	1,957	6,270	$7.00
Additional approved	750	N/A	N/A
Granted	(1,644)	1,644	$22.85
Exercised	N/A	(2,242)	$6.90
Cancelled/expired/forfeited	254	(254)	$11.98

December 31, 2004	1,317	5,418	$11.62
Additional approved	1,125	N/A	N/A
Granted	(146)	146	$26.38
Exercised	N/A	(1,569)	$4.30
Cancelled/expired/forfeited	385	(385)	$15.59

December 31, 2005	2,681	3,610	$14.97
Granted	(2,100)	2,100	$23.90
Exercised	N/A	(896)	$11.14
Cancelled/expired/forfeited	722	(722)	$11.84

	Options			Weighted Average
	Available	Options	Weighted Average	Remaining	Aggregate
	for Grant	Outstanding	Exercise Price	Contractual Life	Intrinsic Value
	(in thousands)	(in thousands)		(in years)	(in thousands)
December 31, 2006	1,303	4,092	$20.95	6.14	$32,668

Vested and expected to vest as of December 31, 2006		3,898	$20.82	6.16	$31,658

Exercisable as of December 31, 2006		1,882	$18.56	6.38	$20,015

     The weighted average estimated fair value of options granted during fiscal 2006, 2005 and 2004 was $13.57, $10.25 and $12.88, respectively. The total intrinsic value of options exercised during fiscal 2006 was $14.1 million. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
     As of December 31, 2006, there was $23.4 million of unrecognized compensation cost, adjusted for estimated forfeitures, related to non-vested stock-based awards granted to the Company’s employees. This cost is expected to be recognized over a weighted-average period of 1.8 years. Total unrecognized compensation cost may be adjusted for future changes in estimated forfeitures.
     The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $32.7 million and $20.0 million, respectively. The intrinsic value is calculated as the difference between the market value as of December 31, 2006 and the exercise price of the shares.
     Information regarding the stock options outstanding at December 31, 2006 is summarized below:

		Weighted Average	Weighted		Weighted
	Options	Remaining	Average	Options	Average
Range of Exercise prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)	(in years)		(in thousands)
$0.16 – $1.88	215	4.81	$1.58	215	$1.58
$1.89 – $12.98	510	5.69	$11.05	425	$10.67
$12.99 – $20.86	745	7.04	$19.90	407	$19.43
$20.87 – $36.40	2,622	6.08	$24.75	835	$26.54

	4,092	6.14	$20.95	1,882	$18.56

Employee Stock Purchase Plan
     In October 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”). An aggregate of 3,750,000 ordinary shares have been reserved for issuance under the plan, plus annual increases equal to the lesser of (1) 600,000 shares, (2) 0.5% of the ordinary shares outstanding on the last day of the immediately preceding fiscal year, or (3) such lesser number of shares as is determined by the Board. The Purchase Plan is implemented by a series of overlapping periods of approximately 24 months’ duration, with new offering periods (other than the first offering period which will be approximately 9 1/2 months) commencing on February 1 and August 1 of each year. The price at which stock is purchased under the Purchase Plan is equal to the lower of 85% of the fair market value of the Ordinary Shares at the beginning of each offering period or at the end of each purchase period. The eligible employees can have up to 20% of their earnings withheld to be used to purchase the Company’s ordinary shares under the Purchase Plan. The Purchase Plan includes an automatic withdrawal and reenrollment provision under which the participant in the ongoing offering period shall automatically be deemed to have withdrawn from the ongoing offering period and enrolled in such new offering period under the same subscription agreement in effect for such ongoing offering period if the fair market value of the shares on the new offering period is lower than the in progress offering period. The plan became effective on the date of the Company’s initial public offering and was terminated as of August 1, 2005.
14. Segment Information
     Based on the criteria established by SFAS 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company currently operates in three principal business segments globally—advertising, MVAS and other non-advertising. Information regarding the business segments provided to the Company’s chief operating decision maker (“CODM”) are usually at the revenue or gross margin level. The Company currently does not allocate operating costs or assets to its segments, as its CODM does not use this information to allocate resources to or evaluate the performance of the operating segments.
     The following is a summary of revenues, costs of revenues and gross profit margins:

	Years ended December 31,
	2006	2005	2004
	(In thousands, except percentages)
Net revenues:
Advertising	$120,067	$84,999	$65,417
MVAS	86,257	98,070	123,954
Others	6,530	10,483	10,616

	$212,854	$193,552	$199,987

Costs of revenues:
Advertising	$42,529	$27,627	$22,187
MVAS	34,255	33,814	38,277
Others	2,626	1,666	1,147

	$79,410	$63,107	$61,611

Gross profit margins:
Advertising	65%	67%	66%
MVAS	60%	66%	69%
Others	60%	84%	89%
Overall	63%	67%	69%
     The following is a summary of the Company’s geographic operations:

	China	U.S.	Hong Kong	Taiwan	Total
	(In thousands)
Year ended and as of December 31, 2006:
Revenues	$209,200	$1,942	$1,395	$317	$212,854
Long-lived assets	25,726	157	1,147	71	27,101
Year ended and as of December 31, 2005:
Revenues	$189,207	$2,060	$1,775	$510	$193,552
Long-lived assets	21,746	143	175	143	22,207
Year ended and as of December 31, 2004:
Revenues	$194,921	$2,281	$1,807	$978	$199,987
Long-lived assets	15,468	59	179	446	16,152
     Revenues are attributed to the countries in which the invoices are issued. Long-lived assets comprise of the net book value of property and equipment.
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
     The Company has approximately $246.7 million in cash and bank deposits, such as time deposits and bank notes, with five different banks in China, which constitute about 68% of its total cash, cash equivalent and short-term investments as of December 31, 2006. The terms or these deposits are, in general, up to twelve months. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006, which will come into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go bankrupt. In addition, since China’s concession to WTO, foreign banks have been gradually permitted to operate in China and have been severe competitors against Chinese banks in many aspects, especially since the opening of renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those banks in which that the Company has deposits has increased. In the event of bankruptcy of one of the banks which holds the Company’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.
     Accounts receivable consist primarily of advertising agencies, direct advertising customers and third-party mobile operators. As of December 31, 2006 and 2005, respectively, approximately 98% and 97% of the net accounts receivable were derived from the Company’s operations in the PRC. Regarding its advertising operations, no individual advertising customer accounted for more than 10% of total net revenues for the years ended December 31, 2006, 2005 and 2004. Also, no individual advertising customer accounted for more than 10% of accounts receivables as of December 31, 2006 and 2005.
     With regard to the MVAS operations, the Company mainly contracts with China Mobile, China Unicom and their subsidiaries, and, to a small degree, telecom operators, for utilizing their transmission gateways for message delivery and billing systems to collect subscription or usage fees from its subscribers. MVAS fees charged to users via these operators accounted for 41%, 51% and 62% of the Company’s net revenues for the years ended December 31, 2006, 2005 and 2004, respectively. Below is a summary of the significant mobile operators and product lines and accounts receivables from significant mobile operators:

	Years ended December 31,
As a percentage of total net revenues	2006	2005	2004
MVAS revenues billed via China Mobile	30%	46%	54%

Revenues from SMS product line	26%	37%	52%

	December 31,
As a percentage of total accounts receivables	2006	2005
Receivables from China Mobile	25%	26%
     Accounts receivable from third-party mobile operators represent MVAS fees collected on behalf of the Company after deducting their billing services and transmission charges. The Company maintains allowances for potential credit losses. Historically, the Company has not had any significant direct write off of bad debts.
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
     The majority of the Company’s net income was derived from China. The operations in China are carried out by the subsidiaries and VIEs. The Company depends on dividend payments from its subsidiaries in China for its revenues after these subsidiaries receive payments from VIEs in China under various services and other arrangements. In addition, under Chinese law, its subsidiaries are only allowed to pay dividends to the Company out of their accumulated profits, if any, as determined in accordance with Chinese accounting standards and regulations. Moreover, these Chinese subsidiaries are required to set aside at least 10% of their respective accumulated profits, if any, up to 50% of their registered capital to fund certain mandated reserve funds that are not payable or distributable as cash dividends. The appropriation to mandated reserve funds are assessed annually. As of December 31, 2006, the Company is subject to a maximum appropriation of $14.1 million to these non-distributable reserve funds. The Company’s subsidiaries and VIEs in China are subject to different tax rates. See Note 9 — Income Taxes.
     The majority of the Company’s revenues derived and expenses incurred were in Chinese renminbi as of December 31, 2006. The Company’s cash, cash equivalents and short-term investments balance denominated in Chinese renminbi was approximately $243.2 million, which accounted for approximately 67% of its total cash, cash equivalents and short-term investments balance as of December 31, 2006. The Company’s accounts receivable balance denominated in Chinese renminbi was approximately $44.1 million, which accounted for approximately 98% of its total accounts receivable balance. The Company’s liabilities balance denominated in Chinese renminbi was approximately $48.7 million, which accounted for approximately 32% of its total liabilities balance as of December 31, 2006. Accordingly, the Company may experience economic losses and negative impacts on earnings and equity as a result of exchange rate fluctuations in the currency of the PRC. Moreover, the Chinese government imposes controls on the convertibility of renminbi into foreign currencies and, in certain cases, the remittance of currency out of the PRC. The Company may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency.
     The Company performed a test on the restricted net assets of consolidated subsidiaries and VIEs (the “restricted net assets”) in accordance with Securities and Exchange Commission Regulation S-X Rule 4-08 (e) (3), “General Notes to Financial Statements” and concluded that the restricted net assets did not exceed 25% of the consolidated net assets of the Company as of December 31, 2006.
16. Convertible Debt
     As of December 31, 2006, the Company has $100 million of zero coupon convertible subordinated notes (the “Notes”) due 2023. The Notes were issued at par and bear no interest. The Notes will be convertible into SINA ordinary shares, upon satisfaction of certain conditions, at an initial conversion price of $25.79 per share, subject to adjustments for certain events. One of the conditions for conversion of the Notes to SINA ordinary shares is conversion upon satisfaction of market price condition, when the sale price (defined as closing per share sales price) of SINA ordinary shares reaches a specified threshold for a defined period of time. The specified thresholds are i) during the period from issuance to July 15, 2022, if the sale price of SINA ordinary shares, for each of any five consecutive trading days in the immediately preceding fiscal quarter, exceeds 115% of the conversion price per ordinary share, and ii) during the period from July 15, 2022 to July 15, 2023, if the sale price of SINA ordinary shares on the previous trading day is more than 115% of the conversion price per ordinary share. For the quarter ended December 31, 2006, the sale price of SINA ordinary shares did not exceed the threshold set forth in item i) above for the required period of time; therefore, the Notes are therefore not convertible into SINA ordinary shares pursuant to the threshold set forth in item i) above during the quarter ending March 31, 2007.
     Upon a purchaser’s election to convert the Notes in the future, the Company has the right to deliver cash in lieu of ordinary shares, or a combination of cash and ordinary shares. The Company may redeem for cash all or part of the Notes on or after July 15, 2012, at a price equal to 100% of the principal amount of the Notes being redeemed. The purchasers may require the Company to repurchase all or part of the Notes for cash on July 15 annually from 2007 through 2013, and on July 15, 2018, or upon a change of control, at a price equal to 100% of the principal amount of the Notes. In accordance with SFAS 78 “Classification of Obligations That Are Callable by the Creditor,” the Notes are classified as current liabilities as of December 31, 2006. Under SFAS 78, obligations such as the Notes are considered current liabilities if they are or will be callable within one year from the balance sheet date, even though liquidation may not be expected within that period.
17. Commitments and Contingencies
     Operating lease commitments include the commitments under the lease agreements for the Company’s office premises. The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2009. For the years ended December 31, 2006, 2005 and 2004, rental expenses were $3.6 million, $3.1 million and $3.0 million, respectively. Based on the current rental lease agreements, future minimum rental payments required as of December 31, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
		(In thousands)
Operating lease commitments	$1,637	$900	$737	$—	$—
     Purchase commitments mainly include minimum commitments for Internet connection fees associated with web sites production, content fees associated with web sites production and MVAS, advertising serving services and marketing activities. Purchase commitments as of December 31, 2006 were as follows:

		Less than one	One to	Three to	More than
	Total	year	three years	five years	five years
		(In thousands)
Purchase commitments	$22,350	$15,754	$6,185	$201	$210

     There are uncertainties regarding the legal basis of our ability to operate an Internet business and telecom value-added services in China. Although the country has implemented a wide range of market-oriented economic reforms, the telecommunication, information and media industries remain highly regulated. Not only are such restrictions currently in place, but in addition regulations are unclear as to in which specific segments of these industries companies with foreign investors, including us, may operate. Therefore, the Company might be required to limit the scope of its operations in China, and this could have a material adverse effect on its financial position, results of operations and cash flows.
     From time to time, the Company may also be subject to legal proceedings and claims in the ordinary course of business, including claims of alleged infringement of copyrights and other intellectual property rights in connection with the content published on its web sites.
Supplementary Financial Data (unaudited)
Quarterly financial result
     The following table reflects the Company’s unaudited quarterly condensed consolidated statement of operations data for the quarters presented. The Company believes that the historical quarterly information has been prepared substantially on the same basis as the audited consolidated financial statements, and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts below to state fairly the unaudited quarterly results of operations data. Please refer to the Company’s consolidated financial statements and the notes thereto for an explanation of the computation of basic and diluted net income per share.

	Quarterly results for the year ended December 31, 2006
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2006	2006	2006	2006
	(In thousands, except per share amounts)
Net revenues	$56,405	$56,059	$53,678	$46,712
Gross profit	$34,748	$36,011	$34,018	$28,667
Net income	$11,722	$10,719	$10,439	$7,036
Basic net income per share	$0.22	$0.20	$0.19	$0.13
Shares used in computing basic net income per share	54,103	53,690	53,554	53,438
Diluted net income per share	$0.20	$0.19	$0.18	$0.12
Shares used in computing diluted net income per share	58,780	58,419	58,444	58,617

	Quarterly results for the year ended December 31, 2005
	Dec. 31,	Sept. 30,	June 30,	March 31,
	2005	2005	2005	2005
	(In thousands, except per share amounts)
Net revenues	$51,950	$49,624	$46,130	$45,848
Gross profit	$34,192	$33,544	$31,795	$30,914
Net income	$13,759	$9,093	$9,953	$10,310
Basic net income per share	$0.26	$0.17	$0.19	$0.20
Shares used in computing basic net income per share	53,208	53,099	52,111	51,431
Diluted net income per share	$0.24	$0.16	$0.17	$0.18
Shares used in computing diluted net income per share	58,814	58,774	58,783	58,502

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A: Controls and Procedures
Disclosure Controls and Procedures
     As of the end of the period covered by this annual report, we carried out an evaluation, under the supervision of, and with the participation of our management, including our Chief Executive Officer and Acting Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to enable us to record, process, summarize and report information required to be included in our reports that we file or submit under the Exchange Act within the time periods required.
Management’s Report on Internal Control over Financial Reporting
     Our management’s annual report on internal control over financial reporting and the related report of our independent registered public accounting firm are included in this Report on pages 62 and 63, respectively.
Changes in Internal Control over Financial Reporting
     There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B: Other information
     None.
PART III
Item 10. Directors and Executive Officers of the Registrant
     We incorporate the information required by this item by reference to an amendment to this annual report on Form 10-K/A to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
Item 11. Executive Compensation
     We incorporate the information required by this item by reference to an amendment to this annual report on Form 10-K/A to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     We incorporate the information required by this item by reference to an amendment to this annual report on Form 10-K/A to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
Item 13. Certain Relationships and Related Transactions
     We incorporate the information required by this item by reference to an amendment to this annual report on Form 10-K/A to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

Item 14. Principal Accountant Fees and Services
     We incorporate the information required by this item by reference to an amendment to this annual report on Form 10-K/A to be filed with the SEC within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.
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
Charles Chao
President and Chief Executive Officer

     Date: March 1, 2007

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Chao and Herman Yu, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES CHAO	President, Chief Executive Officer and Director	March 1, 2007
Charles Chao	(Principal Executive Officer)

/s/ HERMAN YU	Acting Chief Financial Officer	March 1, 2007
Herman Yu	(Principal Financial and Accounting Officer)

/s/ YONGJI DUAN
Yongji Duan	Chairman of the Board	March 1, 2007

/s/ YAN WANG
Yan Wang	Vice Chairman of the Board	March 1, 2007

/s/ PEHONG CHEN
Pehong Chen	Director	March 1, 2007

/s/ XIAOTAO CHEN
Xiaotao Chen	Director	March 1, 2007

/s/ HURST LIN
Hurst Lin	Director	March 1, 2007

/s/ LIP-BU TAN
Lip-Bu Tan	Director	March 1, 2007

/s/ TER-FUNG TSAO
Ter-Fung Tsao	Director	March 1, 2007

/s/ YICHEN ZHANG
Yichen Zhang	Director	March 1, 2007

/s/ SONGYI ZHANG
SongYi Zhang	Director	March 1, 2007

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.4	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

Exhibit
Number	Description

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.5#	Form of share option agreement under the amended SINA.com 1999 Stock Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.6#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.7#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.8#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.9	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and incorporated herein by reference).

10.10	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.11	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.12	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.13	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description

10.14	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.15	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.16	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.17	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.18	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.19	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.20	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.21	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.22	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.23	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.24	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.25	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

Exhibit
Number	Description

10.26	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.27	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.28	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.29	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.30	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.31	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Infinity Advertising Co., Ltd. (Filed as Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.32	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd. (Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.33#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.34#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.35#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference).

10.36#	Employment Agreement dated July 31, 2006 between Charles Guowei Chao and SINA Corporation (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2006, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney (appears on the signature page of this report).

Exhibit
Number	Description

31.1*	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2*	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.