Form 10-K/A
period 2006-12-31
SINA CORP
filed 2007-04-30
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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
Ordinary Share, $0.133 par value
Ordinary Share Purchase Rights
Securities registered pursuant to Section 12(g) of the Act:
None
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
     As of April 20, 2007, there were 54,668,454 shares of the registrant’s ordinary shares outstanding, $0.133 par value.

SINA CORPORATION

EXPLANATORY NOTE
     This Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 is being filed in order to submit the information required to be included in Part III thereof within the time period required by General Instruction G(3) to Form 10-K and to file certain exhibits.
     As used in this Amendment No. 1 to annual report on Form 10-K, unless the context otherwise requires, the following terms shall have the meanings set forth below:
•	“We,” “us,” “our,” “SINA” and the “Company” refer to SINA Corporation

•	“Board of Directors” or “Board” means our Board of Directors

•	“SEC” means the Securities and Exchange Commission
PART III
Item 10. Directors and Executive Officers of the Registrant
     Our Amended and Restated Articles of Association currently authorize a Board of not less than two directors and the classification of the Board into three classes serving staggered terms. At each annual general meeting, the terms of one class of directors will expire. The directors whose terms expire each year will be those who have been in office the longest since their last election. A director whose term is expiring will remain in office until the close of the meeting at which his or her term expires, and will be eligible for re-election at that meeting. Our Amended and Restated Articles of Association also provide that any newly appointed director shall hold office only until the next annual general meeting at which time such director shall be eligible for re-election by the shareholders. The Company currently has ten directors.
     The Class II directors whose terms expire at our next annual general meeting are Hurst Lin, Ter Fung Tsao and Song-Yi Zhang. Assuming that the size of our board remains between 7 and 10 members, the Class III directors whose terms expire at our 2008 Annual General Meeting are Pehong Chen, Lip-Bu Tan and Yichen Zhang, and the Class I directors whose terms expire at our 2009 Annual General Meeting are Charles Chao, Yongji Duan, Yan Wang and Xiaotao Chen.
     The following table provides information with respect to our executive officers and directors as of April 20, 2007:

Name	Age	Position
Charles Chao	41	President, Chief Executive Officer and Director (Principal Executive Officer)
Herman Yu	36	Acting Chief Financial Officer (Principal Financial and Accounting Officer)
Tong Chen	40	Executive Vice President & Chief Editor
Hong Du	35	Senior Vice President, Sales and Marketing
Bin Wang	41	Senior Vice President, SINA Mobile
Yongji Duan	60	Chairman of the Board
Yan Wang	34	Vice Chairman of the Board
Pehong Chen	49	Director
Lip-Bu Tan	47	Director
Ter Fung Tsao	61	Director
Yichen Zhang	43	Director
Xiaotao Chen	49	Director
Song-Yi Zhang	51	Director
Hurst Lin	42	Director

     Charles Chao has served as a director and Chief Executive Officer since May 8, 2006. Mr. Chao has served as our President since September 2005 and as our Chief Financial Officer from February 2001 to May 2006. Mr. Chao served as our Co-Chief Operating Officer from July 2004 to September 2005. Mr. Chao served as our Executive Vice President from April 2002 to June 2003. From September 1999 to January 2001, Mr. Chao served as our Vice President, Finance. Prior to joining us, Mr. Chao served as an experienced audit manager at PricewaterhouseCoopers, LLP, an accounting firm. Mr. Chao is currently a director of Focus Media Holding Limited, an out-of-home media and advertising network company. Mr. Chao holds a Master of Professional Accounting degree from University of Texas at Austin, an M.A. in Journalism from University of Oklahoma and a B.A. in Journalism from Fudan University in Shanghai, China.
     Herman Yu has served as the Company’s Acting Chief Financial Officer since May 8, 2006. Mr. Yu has served as our Vice President and Corporate Controller from September 2004 to May 2006. Prior to joining SINA, Mr. Yu worked at Adobe Systems, Inc. a business and mobile software and services company, as the Corporate Marketing Controller from June 2001 to September 2004 and as the Chief Auditor from January 1999 to May 2001. Mr. Yu also held various finance and accounting management positions at Cadence Design Systems, Inc., an electronic design automation technologies and engineering services company, and VeriFone, Inc., a point-of-sale system solutions company. Mr. Yu began his career with Arthur Andersen and is a California Certified Public Accountant. Mr. Yu holds a Masters of Accountancy from the University of Southern California and a Bachelor of Arts in Economics from the University of California. He is a member of the American Institute of Certified Public Accountants (AICPA) and Financial Executive Institute (FEI).
     Tong Chen has served as the Company’s Executive Vice President and Chief Editor since February 2007. In 1997, Mr. Chen took part in the founding of SRSnet.com, a division of Beijing Stone Rich Sight Information Technology Co., Ltd. (currently known as Beijing SINA Information Technology Co. Ltd.), one of our subsidiaries, and he formally joined the Company in March 1998. Mr. Chen served as host of our SRSnet.com Sports Salon from April 1997 to August 1998, Chief Editor of our News Center from September 1998 to June 1999, our Content Director from June 1999 to June 2000, Executive Deputy General Manager of our China Operation from June 2000 to May 2002, our Vice President and Chief Editor from May 2002 to November 2003 and our Senior Vice President and Chief Editor from November 2003 to February 2007. Mr. Chen holds an M.B.A. from China-Europe International Business School, an M.A. in Journalism from Renmin University of China, an M.A. in Communications from Beijing Institute of Technology and a B.S. in electronic engineering from Beijing University of Technology.
     Hong Du has served as the Company’s Senior Vice President, Sales and Marketing since February 2007. Ms. Du joined the Company in November 1999 and served as, a Manager of Business Development from November 1999 to June 2002, our Director of Business Development from June 2002 to April 2004, General Manager of our Management Center for Sales Strategy from January 2005 to March 2005, our General Manager of Sales from April 2005 to August 2005, and our Vice President of Sales from September 2005 to February 2007. In addition, Ms. Du served as Deputy General Manager of 1Pai.com, a joint venture between SINA and Yahoo! Inc. from May 2004 to January 2005. Ms. Du holds a B.S. in Applied Chemistry from Harbin Institute of Technology and an M.S. in MIS from San Francisco State University.
     Bin Wang has served as the Company’s Senior Vice President, SINA Mobile since February 2007. Mr. Wang founded Crillion Corp., a leading SMS valued-added service provider in China, in May 2001 and served as its Chairman of the Board and General Manager until we acquired it in March 2004. He served as our Deputy General Manager of SINA Mobile from March 2004 to October 2005 and our Vice President and General Manager of SINA Mobile from November 2005 to February 2007. Mr. Wang graduated from Sichuan Police Academy with a B.S. degree.
     Yongji Duan has served as a director since August 1997 and is currently serving as our Chairman of the Board. Mr. Duan also served as a director for Rich Sight Investment Limited, one of our subsidiaries, from May 1993 through May 1999. Mr. Duan has served as a Director of Stone Group Corporation, a holding company, since February 1991 and is now the Chairman of Stone Group Corporation. Mr. Duan had also served as President and Chief Executive Officer of Stone Electronic Technology Limited, a diversified electronics and consumer products company, since 1990 until he began to serve as the Chairman of the Company in May 2002. Since September 2001, Mr. Duan has served as a director of Sun Media Group Holdings Limited, a holding company. Mr. Duan holds an M.S. in Aeronautics Materials from Beijing Aeronautic College and a B.S. from Qinghua University.

     Yan Wang has served as a director since May 2003 and is currently serving as our Vice Chairman of the Board. Mr. Wang served as our Chief Executive Officer from May 2003 to May 2006. Previously, he served as our President from June 2001 to May 2003, our General Manager of China Operations from September 1999 to May 2001 and as our Executive Deputy General Manager for Production and Business Development in China from April 1999 to August 1999. In April 1996, Mr. Wang founded the SRSnet.com division of Beijing Stone Rich Sight Limited (currently known as Beijing SINA Information Technology Co. Ltd.), one of our subsidiaries. From April 1996 to April 1999, Mr. Wang served as the head of our SRS Internet Group. Mr. Wang holds a B.A. in Law from the University of Paris.
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
     Lip-Bu Tan has served as a director since March 1999. Mr. Tan is the Founder and Chairman of Walden International, an international venture capital firm founded in 1984. Mr. Tan is currently a director of Creative Technology Ltd., a multimedia technology company, Flextronics International Ltd., an electronics manufacturing services company, Integrated Silicon Solution, Inc., a semiconductor company, Cadence Design Systems Inc., an EDA company, Semiconductor Manufacturing International Corp., a foundry in China, and several other private companies. He holds an M.S. in Nuclear Engineering from the Massachusetts Institute of Technology, an M.B.A. from the University of San Francisco and a B.S. from Nanyang University, Singapore.
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
     Yichen Zhang has served as a director since May 2002. Since August 2003, Mr. Zhang has been the Chief Executive Officer of CITIC Capital Holdings Limited (“CCHL,” formerly known as CITIC Capital Markets Holdings Ltd.), a China-focused investment management and advisory firm. Mr. Zhang served as the Deputy Chief Executive Officer of CCHL from June 2002 to July 2003, and served as an Executive Director of CITIC Pacific Limited and President of CITIC Pacific Communications Limited from March 2000 to May 2002. From September 1996 to February 2000, he served as Managing Director — Debt Capital Markets for Merrill Lynch (Asia Pacific), Ltd., an investment banking firm. Mr. Zhang holds a B.S. in Computer Science and Engineering from the Massachusetts Institute of Technology.
     Xiaotao Chen has served as a director since April 2004. Since January 2006, Mr. Chen has been Chief Executive Officer and Director of China Cable Media Group. Mr. Chen has been the Executive Director of Sun Media Investment Holdings Limited since January 2005 and also served as its Chief Executive Officer since January 2005 to December 2005. Mr. Chen also served as Executive Director of Stone Group Holdings Limited, a Hong-Kong listed company, since May 2001 and its President from May 2001 to December 2004. Prior to joining Stone Group Holdings Limited, he was the Vice President of Stone Group Corporation, a China company, since January 1998.
     Song-Yi Zhang has served as a director since April 2004. Mr. Zhang has been an Advisory Director of Morgan Stanley based in Hong Kong since December 2000. From November 1997 to November 2000, Mr. Zhang was a Managing Director of Morgan Stanley and served separately as a Managing Director in its Asia Mergers, Acquisitions, Restructuring and Divestiture Group and Co-head of its Asia Utilities/ Infrastructure Group.

     Hurst Lin has served as a director since January 6, 2006. Mr. Lin co-founded and served as the Vice President of Business Development of Sinanet.com from May 1995 until we acquired it in March 1999. From March 1999 to April 2002, Mr. Lin served as our Vice President of Business Development. Mr. Lin served as our General Manager of U.S. Operations from September 1999 until February 2003 and Executive Vice President of Global Business Development from April 2002 to June 2003. He served as our Chief Operating Officer from June 2003 to July 2004 and from September 2005 to March 2006 and as our Co-Chief Operating Officer from July 2004 to September 2005. Mr. Lin has been a general partner of Doll Capital Management since April 2006. Mr. Lin holds an M.B.A. from Stanford University and a B.A. in Engineering from Dartmouth College.
     There are no family relationships among any of the directors or executive officers of SINA Corporation.
Audit Committee
     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The current members of the Audit Committee are Lip-Bu Tan, Ter Fung Tsao and Song-Yi Zhang. The Board has determined that all members of the Audit Committee are independent directors under the rules of the Nasdaq Stock Market and each of them is able to read and understand fundamental financial statements.
Audit Committee Financial Expert
     The Board has determined that Lip-Bu Tan qualifies as an “audit committee financial expert” as defined by the rules of the Securities and Exchange Commission and has designated Lip-Bu Tan to serve as the audit committee financial expert for the Company. Lip-Bu Tan is “independent” as such term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Lip-Bu Tan also serves on the audit committee of Integrated Silicon Solution, Inc. and is one of its designated audit committee financial experts.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s ordinary shares (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s ordinary shares. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during the year that ended December 31, 2006 all Reporting Persons complied with all applicable filing requirements.
Code of Ethics
     The Company has adopted a Code of Ethics which applies to the Company’s directors, officers and employees, including the Company’s principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is posted on our corporate website at www.corp.sina.com. If any substantive amendments are made to the Code of Ethics or the Board of Directors grants any waiver, including any implicit waiver, from a provision of the code to any of the directors or officers of the Company, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Philosophy
     Our executive compensation program is designed to attract and retain qualified executive management critical to the Company’s growth and long-term success, and reward them for superior performance.

     We believe that the compensation of our Named Executive Officers (as defined below under the heading “Compensation of Executive Officers”) should reflect their success as individuals and as a management team in attaining key operating objectives, such as growth of revenues and growth of operating earnings, and ultimately, in attaining an increased value for our stock. We believe that the performance of our Named Executive Officers in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their total compensation. In allocating total compensation between cash compensation and equity compensation, we focus on creating incentives geared to both short term and long term performance, with the primary goal being to increase shareholder value over the long term. We seek to align our Named Executive Officers’ compensation with the interest of the Company’s shareholders to create value over the long-term through our stock option program. In setting our Named Executive Officers’ cash and equity compensation, we intend to be competitive with other similarly situated companies in our industry.
     As part of its annual review of executive compensation, our Compensation Committee takes into account each Named Executive Officer’s total compensation package from prior years, as well as information contained in a market survey commissioned by the Company. The market survey analyzes compensation for directors and executive officers at SINA’s peer companies who are determined by reference to market cap and industry. Typically, our CEO makes compensation recommendations to the Compensation Committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. In general, the chairman of the Compensation Committee makes compensation recommendations to the Compensation Committee with respect to our CEO, who is absent from that meeting. The Compensation Committee may accept or adjust such recommendations and also makes the sole determination for executive compensation.
Overview of Compensation and Process
     Elements of compensation for our Named Executive Officers include: base salary, incentive cash bonuses, stock option awards, and housing allowance.
     Base Salary. The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, and the compensation levels at companies which compete with the Company for business and executive talent. In January 2006, we review salaries annually and may adjust them from time to time if needed to reflect individual performance, changes in position or responsibility of the executives or changes in the market conditions and peer company compensation levels. We commissioned a market survey of compensation for directors and executive officers at SINA’s peer companies who are determined by market cap and industry. The market cap peer group consisted of 12 companies with median market capitalization of $1,250,000,000 median sales of $260,000,000 and median net income of $31,500,000, which was roughly equivalent to SINA’s market capitalization, sales and net income. The industry peer group consisted of 10 companies with median market capitalization of $690,000,000, median sales of $67,000,000 and median net income of $$21,000,000. Since SINA’s market capitalization, median sales and net income was roughly equivalent to the 75th percentile of the industry peer group, 75th percentile figures were used for this analysis. The market survey concluded that the compensation level at SINA at the time was below market when compared to the market cap peer group and industry peer group except for long-term incentive compensation for our CEO (and as a result, overall compensation of our CEO), which was above market, and overall compensation for our Chief Operating Officer, which was at market. On June 7, 2006, the Compensation Committee approved an increase to the annual base salaries, effective from June 2006, for Charles Chao, our CEO and President, from $260,000 to RMB2,400,000 (equivalent to $301,102.79 assuming an exchange rate of RMB7.9707 for $1), and Herman Yu, our Acting CFO, from $143,253 to RMB1,320,000 (equivalent to $165,606.53 assuming an exchange rate of RMB7.9707 for $1). Company performance does not play a significant role in the determination of base salary. The base salaries paid to our Named Executive Officers for 2006 are shown in the Summary Compensation Table.
     Incentive Cash Bonuses. Our Named Executive Officers are eligible to receive cash bonuses which are paid on the basis of their success in achieving designated individual goals and the Company’s success in achieving specific company-wide goals. Specifically, our Named Executive Officers were eligible to earn a cash bonus based on 2006 Company performance pursuant to the 2006 Management Bonus Plan (the “2006 Bonus Plan”). Under the 2006 Bonus Plan, a total bonus pool of up to 4% of 2006 pro-forma net income before taxes was established upon the satisfaction of certain performance goals as follows:
Management Bonus Plan 2006

	year-over-year	year-over-year	year-over-year	year-over-year
	growth rate	growth rate	growth rate	growth rate
Advertising revenue	27%	31%	35%	40%

Bonus rate (1)	0.50%	1.00%	1.50%	2.00%
Pro-forma Net income before tax	-20%	-10%	0%	10%

Bonus rate (1)	0.50%	1.00%	1.50%	2.00%
Total Bonus rate (1)	1%	2%	3%	4%

(1)	Bonus calculation based on pro-forma net income before tax

(2)	Based on original operating plan, ad revenues growth for 2006 is 27%

(3)	Based on original operating plan, pro-forma net income for 2006 would be flat from 2005

     Under the 2006 Bonus Plan, Charles Chao, our CEO and President, was eligible to receive up to 30% of the total bonus pool, and Herman Yu, our Acting CFO, was eligible to receive up to 6% of the total bonus pool. The total actual payout under the 2006 Bonus Plan was RMB17.9 million. In February 2007, the Compensation Committee gave the final approval for Mr. Chao to receive RMB4,087,040 and Mr. Yu to receive RMB1,077,408 under the 2006 Bonus Plan. The actual payouts under the 2006 Bonus Plan to our Named Executive Officers are shown in the Summary Compensation Table. The Compensation Committee has established the 2007 Management Bonus Plan (the “2007 Bonus Plan”) that contemplates a total cash bonus pool of up to 4% of 2007 pro-forma net income before taxes based on substantially the same performance goal metrics as the 2006 Bonus Plan:
     Cash bonuses may also be awarded to our Named Executive Officers on a discretionary basis at any time, none of which was rewarded in 2006. While the Compensation Committee has granted discretionary bonuses in the past, it is unlikely to do so going forward due to the adoption of the 2007 Bonus Plan and the expectation that it will continue to adopt similar annual performance bonus plans in the future.
     Stock Option Awards. We grant stock options under our stock option plans to our Named Executive Officers to provide them with an incentive to maximize long-term shareholder values. We believe that stock options that give the recipient a significant equity stake in the Company closely aligns his or her interests with those of the Company’s shareholders. Factors considered in granting stock options to Named Executive Officers, including determining the appropriate size of such grants, include the individual’s position in the Company, his or her performance and responsibilities, and comparability considerations with SINA’s market cap peer group and industry peer group. In 2006, comparability was based on the market survey completed in January of 2006, which concluded that the long-term incentive value for our Named Executive Officers at the time was below market when compared to our market cap peer group and industry peer group, except for our CEO position, whose long-term incentive value was above market when compared to SINA’s industry peer group. Each stock option grant allows the Named Executive Officer to acquire Company ordinary shares at a per share price equal to the closing selling price per share of the Company’s ordinary shares on the Nasdaq National Market on the date of grant over a specified period of time (up to 10 years). The stock options typically vest in periodic installments over a four-year period, contingent upon the Named Executive Officer’s continuous service with the Company or certain affiliates of the Company, although very rarely exceptions may be made when deemed necessary or appropriate. There has been only one exception within the last three years, pursuant to which Charles Chao, our CEO and President, received his 2006 award with a three-year vesting schedule detailed below. Accordingly, a stock option will provide a realizable benefit to the Named Executive Officer only if he or she remains in the Company’s service, and then only if the market price of the Company’s ordinary shares appreciates over the stock option term.
     We have not adopted any specific policy regarding the amount of stock option grants to be awarded to our Named Executive Officers or the timing of such stock option grants. Stock option grants awarded to our Named Executive Officers and other key employees are typically granted annually in conjunction with the review of the individual performance of each of our employees and a review of a market survey commissioned by the Company.
     On June 7, 2006, the Compensation Committee granted stock options to each of the following Named Executive Officers: Charles Chao, our CEO and President, 390,000 shares, Herman Yu, our Acting CFO, 75,000 shares, and Benjamin Tsiang, our Executive Vice President, 60,000 shares, pursuant to the Company’s 1999 Stock Plan, at an exercise price of $24.73 per share, which represents the closing selling price per share of the Company’s ordinary shares on the Nasdaq National Market on June 7, 2006. These options have a term of 6 years, but are subject to earlier termination in connection with termination of continuous service with the Company or certain affiliates of the Company. The stock option granted to Mr. Chao vests over a three-year term with 1/6th of the shares covered by the option vesting on the 6-month anniversary of the date of the grant and the remaining shares vesting ratably on a monthly basis over the remaining term of the option. The stock option granted to each of Mr. Yu and Mr. Tsiang vests over a four-year term with 12.5% of the shares covered by the option vesting on the 6-month anniversary of the date of the grant and the remaining shares vesting ratably on a monthly basis over the remaining term of the option.
     The dollar amount recognized as compensation cost for financial statement reporting purposes for year 2006 with respect to stock option awards (determined in accordance with SFAS 123R without regard to estimated forfeitures and thus include amounts from awards prior to 2006) is set forth in the Summary Compensation Table. Information concerning number of options held by each Named Executive Officer as of December 31, 2006 is set forth in the Outstanding Equity Awards at Fiscal Year-End Table.
     Housing Allowance and Other Benefits. Each of our Named Executive Officers receives a modest housing allowance each year. The actual housing allowances provided to our Named Executive Officers are reported in the Summary Compensation Table. We otherwise do not generally differentiate the benefits that we offer our executives from the benefits we offer our other employees. We also do not maintain any executive retirement programs, such as executive pension plans, deferred compensation plans, or other executive retirement benefits.

     Change of Control and Severance Agreements. Certain of our Named Executive Officers receives cash payments and other benefits upon the occurrence of termination of employment or a change of control of the Company when certain conditions are satisfied. These arrangements are reported below under the heading “Potential Payments upon Termination or Change of Control.”
COMPENSATION OF EXECUTIVE OFFICERS
     The following table shows the compensation earned by (a) the individuals who served as the Company’s principal executive officer during the fiscal year ended December 31, 2006, (b) the individual who served as the Company’s principal financial officer during the fiscal year ended December 31, 2006, (c) the only other individual who were serving as an executive officer of the Company at the end of the fiscal year ended December 31, 2006, and (d) the individual who would have been one of the three other most highly compensated executive officers at the end of the fiscal year ended December 31, 2006 if he had been serving as an executive officer at such time (collectively the “Named Executive Officers”).
Summary Compensation Table

SUMMARY COMPENSATION TABLE
							Change in
						Non-equity	pension value
						incentive	and non-
						plan	qualified	All other
Name and					Option	compensation	deferred	compensation
principal				Stock	awards ($)	($)	compensation	($)
position (1)	Year	Salary ($)	Bonus ($)	awards ($)	(3)	(4)	earnings ($)	(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles Chao, CEO &	2006	283,976	—	—	1,314,760	512,758	—	38,846	2,150,340
President
Yan Wang, CEO	2006	87,500	—	—	692,933	—	—	35,000	815,433
Herman Yu, Acting CFO	2006	156,293	—	—	257,295	135,171	—	34,627	583,386
Hurst Lin, Chief Operating Officer	2006	57,212	—	—	302,697	—	—	27,500	387,409
Benjamin Tsiang,	2006	110,000	—	—	266,066	—	—	24,000	400,066
Executive Vice President, Product Development

(1)	Employment. Amounts in the Summary Compensation Table and in the accompanying footnotes reflect the following:
•	Mr. Chao became the CEO of the Company effective May 8, 2006. Prior to that date, Mr. Chao served as the Company’s President and CFO. In connection with his appointment as the Company’s CEO, Mr. Chao resigned as the CFO of the Company, but has remained as the Company’s President.

•	Mr. Wang resigned as an employee and as the CEO of the Company effective May 8, 2006, but he has remained as a director of the Company. The compensation paid to Mr. Wang for his service as a non-employee director since his resignation as the Company’s CEO is included herein.

•	Mr. Yu became the Company’s Acting CFO effective May 8, 2006. The compensation paid to Mr. Yu prior to his appointment as the Company’s Acting CFO is included herein.

•	Mr. Lin resigned as an employee and as the Chief Operating Officer of the Company effective March 31, 2006, but he has remained as a director of the Company. The compensation paid to Mr. Lin for his service as a non-employee director since his resignation as the Company’s Chief Operating Officer is included herein.

•	Mr. Tsiang resigned as an employee and as the Company’s Executive Vice President effective February 1, 2007.
(2)	Salary.
•	Mr. Chao received $108,333 for his service from January to May 2006 based on an annual base salary of $260,000 and $175,643 for his service from June to December 2006 based on an annual base salary of RMB2,400,000 (equivalent to $301,102.79 assuming an exchange rate of RMB7.9707 for $1).

•	Mr. Yu received $59,689 for his service from January to May 2006 based on an annual base salary of $143,253 and $96,604 for his service from June to December 2006 based on an annual base salary of RMB1,320,000 (equivalent to $163,606.53 assuming an exchange rate of RMB7.9707 for $1).

•	The amount listed for Mr. Lin includes $13,462 paid for his accrued vacation time upon his termination.
(3)	Option Awards.
•	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R without regard to estimated forfeitures and thus include amounts from awards prior to 2006. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

•	The amount listed for Mr. Wang includes the expense recognized from the awards made prior to the termination of his employee status. These awards have remained outstanding due to his continuous service to the Company as a non-employee director.

•	The amount listed for Mr. Lin includes the expense recognized from the awards made prior to the termination of his employee status. These awards have remained outstanding due to his continuous service to the Company as a non-employee director.
(4)	Non-Equity Incentive Plan Compensation. The amounts in this column reflect the bonuses provided to our named executive officers pursuant to our 2006 Management Bonus Plan. The bonuses were paid in February 2007 in RMB and converted to U.S. dollars based for purpose of this disclosure on an average exchange rate of RMB7.9707 for $1.

(5)	All Other Compensation.
•	Mr. Chao received $12,500 as the housing allowance for the period from January to May 2006 and $26,346 (this amount was paid in RMB and converted to U.S. dollars for purpose of this disclosure based on an average exchange rate of RMB7.9707 for $1) as the housing allowance for the period from June to December 2006.

•	Mr. Wang received $15,000 as the housing allowance prior to the termination of his employee status. Mr. Wang also received a $20,000 fee for his service as a non-employee director after the termination of his employee status.

•	Mr. Yu received this amount as the housing allowance in 2006. This amount was paid in RMB and converted to U.S. dollars for purpose of this disclosure based on an average exchange rate of RMB7.9707 for $1.

•	Mr. Lin received $7,500 as the housing allowance prior to the termination of his employee status and received a $20,000 fee for his service as a non-employee director after the termination of his employee status.

•	Mr. Tsiang received this amount as the housing allowance in 2006.

GRANT OF PLAN-BASED AWARDS
All
Other
								Stock	All Other
								Awards:	Option		Grant
								Number	Awards:	Exercise	Date Fair
		Estimated Future Payouts Under						of	Number of	or Base	Value of
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares	Securities	Price of	Stock and
		Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Charles Chao	6/7/2006	—	—	—	—	—	—	—	390,000	24.73	5,378,412
Yan Wang		—	—	—	—	—	—	—
Herman Yu	6/7/2006	—	—	—	—	—	—	—	75,000	24.73	1,054,500
Hurst Lin		—	—	—	—	—	—	—
Benjamin Tsiang	6/7/2006	—	—	—	—	—	—	—	60,000	24.73	843,600

(1)	The amounts in this column represent the grant date fair value of each stock option granted during 2006 as determined in accordance with SFAS 123R using the Black-Scholes pricing model. The option awarded to Mr. Chao had a grant date present value of $13.7908 per option share and the options awarded to Mr. Yu and Mr. Tsiang had a grant date present value of $14.06 per option share. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

     Except for the options granted under our 1999 Directors’ Stock Option Plan to our Named Executive Officers who became non-employee Directors during 2006, all options granted by us during 2006 were granted under our 1999 Stock Plan. Options granted during 2006 were granted at an exercise price equal to the fair market value of our ordinary shares on the date of grant of the options.
     These options have a term of 6 years, but are subject to earlier termination in connection with termination of continuous service to the Company. Optionees may pay the exercise price by cash, check, or delivery of already-owned ordinary shares in the capital of the Company. Except for the option granted to Charles Chao, options granted to the Named Executive Officers vest over a four-year vesting period with 12.5% of the shares covered by the options vesting on the 6-month anniversary of the date of the grant and the remaining shares vesting ratably on a monthly basis over the remaining vesting period of the options. The option granted to Charles Chao vests over a three-year vesting period with 1/6th of the shares covered by the option vesting on the 6-month anniversary of the date of the grant and the remaining shares vesting ratably on a monthly basis over the remaining vesting period of the option. For a discussion of treatment of certain options in the event of a change of control transaction, see the discussion under “Terms of Potential Payments — Change of Control” below.
     We have entered into an Employment Agreement with Charles Chao dated July 31, 2006. This agreement has a term of three years and it may be extended for an additional one-year period after the end of the original term.
     Under the Employment Agreement, (i) Mr. Chao is entitled to a monthly salary of RMB200,000, which is equivalent to RMB2,400,000 on an annualized basis; and (ii) in the discretion of the Board, or its Compensation Committee, in good faith, Mr Chao may be eligible for incentive bonuses based upon the extent to which Mr. Chao’s individual performance objectives, the Company’s profitability objectives and other financial and non-financial objectives are achieved during the applicable bonus period. Mr. Chao is also eligible to participate in any stock option or other incentive programs available to officers or employees of the Company, as well as the Company’s employee benefit plans of general application.

Outstanding Equity Awards At Fiscal Year-End
     The following table provides information concerning unexercised options, stock that has not vested, and equity incentive plan awards for each Named Executive Officer outstanding as of the end of the fiscal year ended December 31, 2006 on an award-by-award basis.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option awards					Stock awards
									Equity
									incentive
			Equity					Equity	plan awards:
			incentive					incentive plan	market or
			plan awards:					awards:	payout value
	Number of	Number of	number of					number of	of unearned
	securities	securities	securities			Number of	Market value	unearned	shares, units
	underlying	underlying	underlying			shares or units	of shares or	shares, units or	or other
	unexercised	unexercised	unexercised	Option	Option	of stock that	units of stock	other rights	rights that
	options (#)	options (#)	unearned	exercise price	expiration	have not	that have not	that have not	have not
Name	exercisable	unexercisable	options (#)	($)	date	vested (#)	vested ($)	vested (#)	vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles Chao	235	—		6.5	10/30/2010	—	—	—	—
	8,483	—		3.125	1/8/2011
	12,500	—		1.35	8/29/2011
	78,750	—		1.88	8/14/2012
	32,948	—		1.5	3/29/2011
	52,084	12,500		17.5	6/16/2013
	65,000	325,000		24.73	6/7/2012
	30,208	19,792		24.23	7/27/2014
Yan Wang	2,917	—		3.125	1/8/2011	—	—	—	—
	120,833	79,167		24.23	7/27/2014
	20,990	—		7.33	10/5/2009
	12,593	—		7.33	10/5/2009
Herman Yu	19,687	15,313		20.86	9/7/2014	—	—	—	—
	9,375	65,625		24.73	6/7/2012
Hurst Lin	20,433	—		1.88	8/14/2012	—	—	—	—
	30,208	19,792		24.23	7/27/2014
	27,500	12,500		17.5	6/16/2013
Benjamin	3,333	4,167		15.47	5/29/2013	—	—	—	—
Tsiang	7,500	52,500		24.73	6/7/2012
	11,875	11,875		24.23	7/27/2014
Option Exercises And Stock Vested
     The following table provides certain information concerning each exercise of stock options, stock appreciation rights and similar instruments, and each vesting of stock, including restricted stock, restricted stock units and similar instruments, for the twelve-month period ended December 31, 2006 for each Named Executive Officer on an aggregated basis.

OPTION EXERCISES AND STOCK VESTED
	Option awards		Stock awards
	Number of shares		Number of
	acquired on exercise	Value realized on	shares acquired on	Value realized on
Name	(#)	exercise ($)	vesting (#)	vesting ($)
(a)	(b)	(c)	(d)	(e)
Charles Chao	—	—
Yan Wang	130,000	3,525,932	—	—
Herman Yu	—	—	—	—
Hurst Lin	133,734	2,422,664	—	—
Benjamin Tsiang	31,250	596,361	—	—

Potential Payments upon Termination or Change of Control
Terms of Potential Payments — Termination
Charles Chao
     In the event that Mr. Chao’s employment is terminated without cause or if a constructive termination occurs (either event, an “Involuntary Termination”), Mr. Chao shall be entitled to receive payment of severance benefits equal to his regular monthly salary for (i) 18 months if the remaining term of the Employment Agreement (the “Remaining Term”) is more than or equal to 18 months, (ii) the Remaining Term if the Remaining Term is less than 18 months but more than 12 months, or (iii) 12 months if the Remaining Term is equal to or less than 12 months (the “Severance Period”), provided that Mr. Chao executes a release agreement at the time of such termination. An amount equal to 6 months of such severance benefits shall be paid on the 6-month anniversary of the termination date, and the remaining severance benefits shall be paid ratably over the remaining Severance Period in accordance with the Company’s standard payroll schedule. Additionally, upon an Involuntary Termination, Mr. Chao will be entitled to receive any bonus earned as of the date of such termination, which amount shall be paid on the 6-month anniversary of Mr. Chao’s termination date. The Company will also reimburse Mr. Chao over the Severance Period for health insurance benefits with the same coverage provided to Mr. Chao prior to his termination, provided that reimbursement for the first 6 months of the Severance Period shall be paid on the 6-month anniversary of Mr. Chao’s termination date and reimbursement for any remaining health insurance benefits shall be paid on the first day of each month during which Mr. Chao receives such health insurance benefits. Any unvested stock options or shares of restricted stock held by Mr. Chao as of the date of his Involuntary Termination will vest as to that number of shares that Mr. Chao would have vested during the Severance Period if he had continued employment with the Company through such period, and Mr. Chao shall be entitled to exercise any such stock options through the date that is the later of (x) the 15th day of the third month following the date the stock options would otherwise expire, or (y) the end of the calendar year in which the stock options would otherwise expire. Mr. Chao is not eligible for any severance benefits if his employment is terminated voluntarily or if he is terminated for cause.
     In the event that Mr. Chao voluntarily elects to terminate his employment, Mr. Chao will receive payment(s) for all salary and unpaid vacation accrued as of the date of his termination of employment and his benefits will be continued in accordance with our then-existing benefits plans and policies in effect on the date of termination and in accordance with applicable law. In the event that Mr. Chao’s employment is terminated for cause, then he shall not be entitled to receive payment of any severance benefits, but he will receive payment(s) for all salary and unpaid vacation accrued as of the date of such termination and his benefits will be continued in accordance with our then-existing benefits plans and policies in effect on the date of termination and in accordance with applicable law.

     In the event that Mr. Chao’s employment with the Company terminates as a result of his death or disability, Mr. Chao’s estate or representative will receive the amount of Mr. Chao’s target bonus for the fiscal year in which the death or disability occurs to the extent that the bonus has been earned as of the date of such death or disability, as determined by the Board of Directors or the Compensation Committee based on the specific corporate and individual performance targets established for such fiscal year. In addition, the change of control agreement between the Company and Mr. Chao, as further described below under “Terms of Potential Payments – Change of Control,” provides that if the termination is by reason of death or disability, Mr. Chao will be entitled to continued payment of his full base salary at the rate then in effect on the date of termination for a period of one year from the date of termination.
     During the term of the Employment Agreement and the Severance Period, if any, Mr. Chao has agreed to certain covenants relating to non-competition and non-solicitation of business. Additionally, during the term of the Employment Agreement and for 12 months thereafter, Mr. Chao has agreed to the non-solicitation of any employees of the Company.
     Under the terms of the Employment Agreement described above, if Mr. Chao had terminated his employment on December 31, 2006, under circumstances where such termination is an Involuntary Termination, it is estimated that he would have received payments of severance benefits in the amount of RMB3,600,000, which is equal to his regular monthly salary for 18 months. Mr. Chao would additionally receive an incentive bonus at approximately RMB4,087,040 if so determined by the Board of Directors or the Compensation Committee pursuant to the Company’s 2006 Management Bonus Plan. Mr. Chao would also be reimbursed for health insurance benefits valued at approximately $14,665. Apart from the above, Mr. Chao would additionally receive benefits valued at approximately $2,841,960, which reflects the expense that would have been recognized for financial statement reporting purposes in accordance with SFAS 123R without regard to estimated forfeitures from the continuous vesting of stock options as to the number of shares that would have vested during 18 months following December 31, 2006 (see note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007 for or a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options).
     If Mr. Chao had terminated his employment on December 31, 2006, under circumstances where such termination is voluntary, for cause or by reason of death or disability, he would have received all salary and unpaid vacation accrued in the amount of $14,615. Mr. Chao would additionally receive the target bonus at approximately RMB4,087,040 and an annual base salary of RMB2,400,000 in the event that his employment had been terminated by reason of death or disability.

Terms of Potential Payments — Change of Control
     On February 1, 2001, the Company entered into a change of control agreement with Charles Chao. Under this change of control agreement, in general, a change of control shall be deemed to occur if (i) any person or entity acquires more than fifty percent or more of the combined voting power of the Company’s outstanding securities, (ii) during any period of two consecutive years there is an unwelcome change in a majority of the members of our board of directors, (iii) we merge or consolidate with another organization (other than a merger where our shareholders continue to own more than fifty percent of the combined voting power and with the power to elect at least a majority of the board of directors), (iv) our shareholders approve a complete liquidation or an agreement for the sale or disposition of all or substantially all of the Company’s assets, (v) there occurs any other event of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Exchange Act.
     The change of control agreement provides for certain severance benefits in the event of a change of control as well as in the event of an involuntary termination after a change of control. Upon a change of control in which the successor corporation does not assume outstanding options, all such options shall become fully vested and exercisable. In addition, if Mr. Chao’s employment with the Company terminates without cause or if he resigns for good reason (as such terms are defined in the change of control agreements) within 24 months following a change of control, Mr. Chao will receive a pro-rata amount of the full value of any targeted annual bonus for the year in which he terminates, 100% of his annual base salary and 100% of his targeted annual bonus for the year in which he terminates, reimbursement in full of the applicable insurance premiums for him and his eligible dependents for first eighteen months that he and his dependents are eligible for health insurance coverage if a continuance of health insurance benefits are elected, continued D&O insurance coverage for six years after his termination, and an acceleration of all stock awards that are unvested as of his termination date. The change of control agreement also provide for a payment of an amount equal to the full value of the excise tax imposed by Section 4999 of the Internal Revenue Code should the Executive be subject to the excise tax on golden parachute payments under the Internal Revenue Code.
     The table below summarizes the additional payments we would be obligated to make in a Change of Control where the Executive’s employment terminated on December 31, 2006.

		Lump sum payment of		Value of
	Pro-rata target	base salary and	Health insurance	accelerated options		Excise tax gross-up
Name	bonus ($)	bonus ($)	reimbursement ($)			($)
Charles Chao	RMB4,087,040	RMB2,400,000	$14,665	$1,518,720	(1)	$0

(1)	This amount was calculated by multiplying the number of unvested option held by Mr. Chao by the difference between the closing market price of our ordinary shares on December 29, 2006, which was $28.70, and the exercise price of the option.
DIRECTOR COMPENSATION
     Our Amended and Restated Articles of Association provide that our directors may be compensated at the discretion of the Board of Directors. Our non-employee directors are eligible to participate in our 1999 Directors’ Stock Option Plan (the “1999 Directors’ Plan”). The 1999 Directors’ Plan provides for the grant to non-employee directors of (1) a nonstatutory share option to purchase 37,500 ordinary shares on the date on which a non-employee becomes a member of our Board of Directors, and (2) an additional nonstatutory share option to purchase 15,000 shares on the date of the annual general meeting for each Board member who has served on the Board of Directors for at least six months prior to such date. The 1999 Directors’ Plan was amended, effective as of June 23, 2006, to provide for, in lieu of the grants described above, the grant to non-employee directors of (1) a nonstatutory share option to purchase 30,000 ordinary shares on the date on which a non-employee becomes a member of our Board of Directors, and (2) an additional nonstatutory share option to purchase 12,000 shares on the date of the annual general meeting for each Board member who has served on the Board of Directors for at least six months prior to such date. In addition, effective as of June 23, 2006, each non-employee director shall receive an annual cash retainer of $20,000, the Chair of the Audit Committee shall receive an additional annual cash retainer of $5,000 and the Chair of the Compensation Committee shall receive an additional annual cash retainer of $3,000. Currently, our employee directors are not entitled to any compensation in addition to their employment compensation for serving on the Company’s Board of Directors.

     The following table provides certain information concerning the compensation of directors for the twelve-month period ended December 31, 2006.

DIRECTOR COMPENSATION
					Change in pension
	Fees				value and
	earned or				nonqualified
	paid in		Option awards		deferred
	cash	Stock awards	($)	Non-equity incentive	compensation	All other
Name	($)	($)	(2)	plan compensation ($)	earnings	compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Charles Chao (1)	—		—	—	—	—	—
Yongji Duan	20,000		177,432	—	—	—	197,432
Yan Wang (1)	20,000		340,013	—	—	—	360,013
Pehong Chen	20,000		177,432	—	—	—	197,432
Lip-Bu Tan	23,000		177,432	—	—	—	200,432
Ter Fung Tsao	20,000		177,432	—	—	—	197,432
Yichen Zhang	20,000		177,432	—	—	—	197,432
Xiaotao Chen	20,000		177,432	—	—	—	197,432
Song-Yi Zhang	25,000		177,432	—	—	—	202,432
Hurst Lin (1)	20,000		204,240	—	—	—	224,240
Daniel Chiang (1)	—		—	—	—	—	—

(1)	Directorship. Amounts in the Director Compensation Table and in the accompanying footnotes reflect the following:
•	Mr. Chao didn’t receive any compensation for serving as an employee director in 2006.

•	Mr. Wang received non-employee director compensation after the termination of his employee status in May 2006.

•	Mr. Lin received non-employee director compensation after the termination of his employee status in March 2006.

•	Mr. Chiang ceased serving on our Board of Directors as of March 7, 2006.
(2)	Option Awards.
•	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R without regard to estimated forfeitures. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

•	The amount listed for Mr. Wang represents the expense recognized, for the period Mr. Wang served as a non-employee director, from the awards made prior to the termination of his employee status but which awards have remained outstanding due to his continuous service to the Company as a director.

•	The amount listed for Mr. Lin represents the expense recognized, for the period Mr. Lin served as a non-employee director, from the awards made prior to the termination of his employee status but which awards have remained outstanding due to his continuous service to the Company as a director.
Compensation Committee Interlocks and Insider Participation
     No member of the compensation committee serves as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
     During the twelve-month period ended December 31, 2006, the Compensation Committee of our Board of Directors consisted of Mr. Pehong Chen, Mr. Lip-Bu Tan, Mr. Yongji Duan and Mr. Yan Wang. The members of the Compensation Committee are non-employee directors (Mr. Wang began serving as a member of the Compensation Committee after the termination of his employee status) and, except for Mr. Wang, are independent directors.
     The Compensation Discussion & Analysis describes the compensation policies applicable to the Company’s executive officers during the twelve-month period ended December 31, 2006. The Compensation Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also administers the granting of options to executive employees under the Company’s stock option plans. In light of the foregoing, the Compensation Committee received and discussed the Compensation Discussion and Analysis, with management. Based on the review and these discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K.
Compensation Committee:
Pehong Chen
Lip-Bu Tan
Yongji Duan
Yan Wang
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
ORDINARY SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth certain information that has been provided to the Company with respect to the beneficial ownership of our ordinary shares as of April 20, 2007 by:
•	each shareholder known to us to own beneficially more than 5% of the ordinary shares;

•	each director;

•	each of our executive officers listed in the Summary Compensation Table; and

•	all of our current directors and executive officers as a group.
     Percentage of beneficial ownership is based on 54,668,454 ordinary shares outstanding as of April 20, 2007 together with options that are exercisable within 60 days of April 20, 2007 for each shareholder. Beneficial ownership is determined in accordance with the rules of the SEC.

		Percent of Ordinary
	Amount and Nature of	Shares Outstanding
Name and Address of Beneficial Owners	Beneficial Ownership (#)	(%)(1)
Stephen F. Mandel, Jr. (2)	3,779,626	6.9
Two Greenwich Plaza Greenwich, CT 06830
Bridger Management, LLC (Roberto Mignone	3,500,000	6.4
as its managing member) (3) 101 Park Avenue, 48th Floor New York, NY 10178

		Percent of Ordinary
	Amount and Nature of	Shares Outstanding
Name and Address of Beneficial Owners	Beneficial Ownership (#)	(%)(1)
FMR Corp. (4)	3,148,289	5.8
82 Devonshire Street Boston, MA 02109
Gilder, Gagnon, Howe & Co. LLC (5)	2,936,070	5.4
1775 Broadway, 26th Floor New York, NY 10019
Yongji Duan and his affiliated entities (6)	2,544,274	4.7
c/o Stone Electronic Technology Limited 27/F, K. Wah Centre 191 Java Road, North Point Hong Kong
Lip-Bu Tan (7)	127,500	*
c/o Walden International One California Street, 28th Floor San Francisco, CA 94111
Ter Fung Tsao (8)	134,500	*
c/o Helen Hsiao, 8F, Suite 801 136, Jean-Ai Road, SEC. 3 Taipei, Taiwan
Hurst Lin (9)	277,255	*
Pehong Chen (10)	48,882	*
333 Distel Circle Los Altos, CA 94022
Charles Chao (11)	363,319	*
Yan Wang (12)	178,166	*
Yichen Zhang (13)	64,500	*
CITIC 26/F CITIC Tower 1 Tim Mei Avenue, Central Hong Kong
Benjamin Tsiang (14)	140,635	*
Xiaotao Chen (15)	27,000	*
c/o Stone Electronic Technology Limited 27/F, K. Wah Centre 191 Java Road, North Point Hong Kong

		Percent of Ordinary
	Amount and Nature of	Shares Outstanding
Name and Address of Beneficial Owners	Beneficial Ownership (#)	(%)(1)
Song-Yi Zhang (16)	64,500	*
c/o Morgan Stanley 27/F, Three Exchange Square, Central Hong Kong
Herman Yu (17)	42,812	*
All current directors and executive	3,938,468	7.1
officers as a group (14 persons) (18)

*	Less than one percent of the outstanding ordinary shares.

(1)	For each named person, the percentage ownership includes ordinary shares which the person has the right to acquire within 60 days after April 20, 2007. However, such shares shall not be deemed outstanding with respect to the calculation of ownership percentage for any other person. Beneficial ownership calculations for 5% shareholders are based solely on publicly-filed Schedule 13D’s or 13G’s, which 5% shareholders are required to file with the SEC, and which generally set forth ownership interests as of December 31, 2006.

(2)	Beneficial ownership calculation is based solely on a review of a Schedule 13G filing made with the Securities and Exchange Commission on February 20, 2007.

(3)	Beneficial ownership calculation is based solely on a review of a Schedule 13G/A filing made with the Securities and Exchange Commission on February 21, 2007.

(4)	Beneficial ownership calculation is based solely on a review of a Schedule 13G/A filing made with the Securities and Exchange Commission on February 14, 2007.

(5)	Beneficial ownership calculation is based solely on a review of a Schedule 13G filing made with the Securities and Exchange Commission on March 12, 2007.

(6)	Includes 2,502,274 shares held by Sun Stone Media Group Limited (“SSMG”) for whom Mr. Duan serves as a director. Mr. Duan disclaims beneficial ownership of the shares in which he has no pecuniary interest. Also includes 42,000 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007. The address for SSMG is 11F/A 1110, Hanwei Plaza, No. 7, Guanghua Road, Beijing, People’s Republic of China.

(7)	Includes 3,000 shares held by a trust for which Mr. Tan and his wife serve as trustees and 124,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(8)	Includes 94,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(9)	Includes 40,849 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(10)	Includes 6,882 shares held by a trust controlled by Mr. Chen and 42,000 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(11)	Includes 362,916 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(12)	Consists of 178,166 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(13)	Includes 57,000 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(14)	Includes 30,833 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(15)	Includes 27,000 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(16)	Includes 64,500 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(17)	Includes 42,812 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.

(18)	Includes 1,142,003 shares issuable upon exercise of options exercisable within 60 days of April 20, 2007.
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
Item 13. Certain Relationships and Related Transactions
     Except for those employment and compensation arrangements between the Company and its directors and executive officers as described in Item 11 under “Compensation of Executive Officers,” “Director Compensation,” “Employment Agreements,” and “Change of Control Agreements” above, since the beginning of the fiscal year 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or such person’s immediate family members had or will have a direct or indirect material interest other than as described below and elsewhere in Part III hereof. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.
     In April 2007, SINA.com Technology (China) Co. Ltd., one of our subsidiaries, entered into an agreement with BroadVision Inc. (“BroadVision”). Mr. Pehong Chen, a director of SINA, is the controlling stockholder of BroadVision and is currently serving as its Chairman, CEO and President. As of March 23, 2007, Mr. Chen beneficially owned approximately 39% of common stock of BroadVision. Under the agreement, BroadVision will provide customization and hosting service for our HR information management system in China. We will pay BroadVision a total of RMB1,000,000 in 2007, including RMB500,000 for system implementation service and another RMB500,000 for the software subscription, and starting from 2008, a yearly subscription fee of RMB500,000 for the software subscription and system upgrade, feature enhance and technical support. Under the agreement, we have an option to buy out the software license from BroadVision on a non-exclusive basis by paying a lump-sum amount (RMB2,000,000, RMB1,500,000 or RMB1,000,000 for buy-out in 2008, 2009 or 2010 or later, respectively) plus a 22% of the buy-out amount for maintenance services.
     Our Code of Ethics states that a conflict of interest may exist whenever a relationship of an employee, officer or director, or one of their family members, is inconsistent with the Company’s best interests or could cause a conflict with job responsibilities. Under our Code of Ethics, if our employees, officers and directors have any question regarding whether a conflict of interest exists, they are required to consult with their immediate supervisor or the Compliance Officer of the Company. If they become aware of a conflict or potential conflict, they are required to bring it to the attention of their immediate supervisor or the Compliance Officer.

     Our Insider Trading Policy applicable to all employees, officers and directors and their family members prohibits trading based on material, non-public information regarding the Company or disclosure of such information for trading in the Company’s securities. Under our Insider Trading Policy, the Company shall identify the directors and officers who are subject to reporting and liability provisions of Section 16 of the Exchange Act. The Company shall further identify those persons who are likely subject to reporting and liability provisions of Section 16 of the Exchange Act due to their access to insider information during the normal course of their duties and apply pre-clearance procedure to them. Potential criminal and civil liability and disciplinary actions for insider trading are set forth in our Insider Trading Policy. Our Chief Financial Officer serves as the Company’s Insider Trading Compliance Officer for the implementation of our Insider Trading Policy. Our Insider Trading Policy is delivered to all new employees and consultants upon the commencement of their relationships with the Company and is circulated to all personnel at least annually.
DIRECTOR INDEPENDENCE
     Our Board of Directors has determined that the following directors, representing a majority of our directors, are “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15): Yongji Duan, Pehong Chen, Lip-Bu Tan, Ter Fung Tsao, Yichen Zhang, Xiaotao Chen and Song-Yi Zhang. We intend to maintain a majority of directors on the board that are independent.
     During 2006, each member of our Compensation Committee, except for Mr. Yan Wang,, is “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee is “independent” under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii).
Indebtedness of Management
     Our subsidiary Beijing SINA Information Technology Co., Ltd. (formerly known as Beijing Stone Rich Sight Information Technology Co., Ltd.) (“BSIT”), agreed to provide Yan Wang, our former Chief Executive Officer and current Vice Chairman of the Board, an interest-free loan of RMB300,000 for purposes of providing capital to Beijing SINA Internet Information Services Co., Ltd. in 1999. In addition, BSIT has agreed to provide Yan Wang interest free loans of RMB750,000 for purposes of providing capital to Beijing SINA Interactive Advertising Co., Ltd. in 1999, and RMB300,000 for purposes of providing capital to Guangdong SINA Internet Information Service Co., Ltd. in 2001. The entire principal amount of each of these loans is currently outstanding.
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

Item 14. Principal Accountant Fees and Services
Principal Accountant Fees and Services
     For the fiscal year ending December 31, 2006, as well as our fiscal year ended December 31, 2005, PricewaterhouseCoopers Zhong Tian CPAs Limited Company (“PwC”), our independent auditor and principal accountant, billed the fees set forth below. The Audit Committee of the Board of Directors has considered whether the non-audit services provided by PwC are compatible with maintaining its independence, and affirmatively approved the provision of such non-audit services by PwC.

	Fiscal Year		Fiscal Year
	Ending		Ending
	December		December
	31, 2006 ($)		31, 2005 ($)
Audit Fees	1,387,080		995,128
Audit-Related Fees	—		—
Tax Fees (1)	30,425		29,200
All Other Fees	5,500	(2)(3)	11,500	(2)(4)

(1)	Tax fees consist of fees billed for professional services related to tax advice and assistance with tax reporting.

(2)	Includes $1,500 subscription fee for accounting rules and materials.

(3)	Includes $4,000 training fee for FIN 48 “Accounting for Uncertainty in Income Taxes”.

(4)	Includes $10,000 training fee for PRC GAAP rules.
     The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services by PwC. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to an initial estimated budget. PwC and management are required to periodically report to the Audit Committee regarding the extent of services provided by PwC in accordance with this pre-approval, and the fees performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)	Exhibits
     See the Exhibit Index following the signature pages of this report.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, SINA Corporation has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

SINA Corporation
By:	/s/ CHARLES CHAO
Charles Chao
President and Chief Executive Officer

Date: April 30, 2007

POWER OF ATTORNEY
     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles Chao and Herman Yu, jointly and severally, as his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Amendment No. 1 on Form 10-K/A and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 on Form 10-K/A has been signed by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ CHARLES CHAO Charles Chao	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

/s/ HERMAN YU Herman Yu	Acting Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2007

* Yongji Duan	Chairman of the Board	April 30, 2007

* Yan Wang	Vice Chairman of the Board	April 30, 2007

* Pehong Chen	Director	April 30, 2007

* Xiaotao Chen	Director	April 30, 2007

* Hurst Lin	Director	April 30, 2007

* Lip-Bu Tan	Director	April 30, 2007

* Ter-Fung Tsao	Director	April 30, 2007

* Yichen Zhang	Director	April 30, 2007

* Song-Yi Zhang	Director	April 30, 2007

*	This Amendment No. 1 on Form 10-K/A was executed by Charles Chao pursuant to a Power of Attorney filed with the Securities and Exchange Commission on March 1, 2007 in connection with the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.4	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

Exhibit
Number	Description

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.5#	Form of share option agreement under the amended SINA.com 1999 Stock Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.6#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.7#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.8#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.9	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and incorporated herein by reference).

10.10	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.11	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.12	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.13	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description

10.14	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.15	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.16	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.17	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.18	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.19	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.20	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.21	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.22	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.23	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.24	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.25	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

Exhibit
Number	Description

10.26	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.27	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.28	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.29	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.30	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.31	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Infinity Advertising Co., Ltd. (Filed as Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.32	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd. (Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.33#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.34#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.35#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference).

10.36#	Employment Agreement dated July 31, 2006 between Charles Guowei Chao and SINA Corporation (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2006, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney (appears on the signature page of this report).

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed with the Company’s Report on Form 10-K for the fiscal year ended December 31, 2006 (which report was filed on March 1, 2007).

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.