Form 10-K/A
period 2006-12-31
SINA CORP
filed 2007-05-11
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 2)

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

SINA CORPORATION
INDEX

		Page No.
EXPLANATORY NOTE		3

PART III.		3
Item 11.	Executive Compensation	3

PART IV.		12
Item 15.	Exhibits and Financial Statement Schedules	12
	SIGNATURES	13
	EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE
     This Amendment No. 2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 is being filed in order to (i) amend and restate Part III. Item 11. Executive Compensation to:
•	Amend and restate the Director Compensation Table to delete entries for Charles Chao, Yan Wang and Hurst Lin and the corresponding footnotes since their compensation for service as directors is fully disclosed in the Summary Compensation Table;

•	Amend and restate footnote (2) to the Director Compensation Table to provide the grant date fair value information for each option award granted during the fiscal year ended December 31, 2006 and to provide the aggregate number of option awards outstanding at fiscal year end; and

•	Correct a typographical error in the fifth line of second paragraph of Compensation Committee Report on Executive Compensation by inserting the word “reviewed” in place of the word “received”;
and (ii) amend and restate Part IV. Item 15. Exhibits and Financial Statement Schedules to:
•	Update the certifications of certain executive officers as of the date of this amendment in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended; and

•	Incorporate by reference certain exhibits filed with the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (“Original Form 10-K”).
     Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, (i) the Original Form 10-K or (ii) Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 30, 2007 (“Amendment No. 1”). Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K or Amendment No. 1, as applicable. Any information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Form 10-K and Amendment No. 1 were filed, as applicable.
     As used in this Amendment No. 2 to annual report on Form 10-K, unless the context otherwise requires, the following terms shall have the meanings set forth below:
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
Summary Compensation Table
SUMMARY COMPENSATION TABLE

							Change in
						Non-equity	pension value
						incentive	and non-
						plan	qualified	All other
Name and					Option	compensation	deferred	compensation
principal				Stock	awards ($)	($)	compensation	($)
position (1)	Year	Salary ($)	Bonus ($)	awards ($)	(3)	(4)	earnings ($)	(5)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles Chao, CEO & President	2006	283,976	—	—	1,314,760	512,758	—	38,846	2,150,340
Yan Wang, CEO	2006	87,500	—	—	692,933	—	—	35,000	815,433
Herman Yu, Acting CFO	2006	156,293	—	—	257,295	135,171	—	34,627	583,386
Hurst Lin, Chief Operating Officer	2006	57,212	—	—	302,697	—	—	27,500	387,409
Benjamin Tsiang, Executive Vice President, Product Development	2006	110,000	—	—	266,066	—	—	24,000	400,066

(1)	Employment. Amounts in the Summary Compensation Table and in the accompanying footnotes reflect the following:
•	Mr. Chao became the CEO of the Company effective May 8, 2006. Prior to that date, Mr. Chao served as the Company’s President and CFO. In connection with his appointment as the Company’s CEO, Mr. Chao resigned as the CFO of the Company, but has remained as the Company’s President.

•	Mr. Wang resigned as an employee and as the CEO of the Company effective May 8, 2006, but he has remained as a director of the Company. The compensation paid to Mr. Wang for his service as a non-employee director since his resignation as the Company’s CEO is included herein.

•	Mr. Yu became the Company’s Acting CFO effective May 8, 2006. The compensation paid to Mr. Yu prior to his appointment as the Company’s Acting CFO is included herein.

•	Mr. Lin resigned as an employee and as the Chief Operating Officer of the Company effective March 31, 2006, but he has remained as a director of the Company. The compensation paid to Mr. Lin for his service as a non-employee director since his resignation as the Company’s Chief Operating Officer is included herein.

•	Mr. Tsiang resigned as an employee and as the Company’s Executive Vice President effective February 1, 2007.

(2) Salary.
•	Mr. Chao received $108,333 for his service from January to May 2006 based on an annual base salary of $260,000 and $175,643 for his service from June to December 2006 based on an annual base salary of RMB2,400,000 (equivalent to $301,102.79 assuming an exchange rate of RMB7.9707 for $1).

•	Mr. Yu received $59,689 for his service from January to May 2006 based on an annual base salary of $143,253 and $96,604 for his service from June to December 2006 based on an annual base salary of RMB1,320,000 (equivalent to $163,606.53 assuming an exchange rate of RMB7.9707 for $1).

•	The amount listed for Mr. Lin includes $13,462 paid for his accrued vacation time upon his termination.
(3) Option Awards.
•	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R without regard to estimated forfeitures and thus include amounts from awards prior to 2006. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

•	The amount listed for Mr. Wang includes the expense recognized from the awards made prior to the termination of his employee status. These awards have remained outstanding due to his continuous service to the Company as a non-employee director.

•	The amount listed for Mr. Lin includes the expense recognized from the awards made prior to the termination of his employee status. These awards have remained outstanding due to his continuous service to the Company as a non-employee director.
(4)	Non-Equity Incentive Plan Compensation. The amounts in this column reflect the bonuses provided to our named executive officers pursuant to our 2006 Management Bonus Plan. The bonuses were paid in February 2007 in RMB and converted to U.S. dollars based for purpose of this disclosure on an average exchange rate of RMB7.9707 for $1.
(5) All Other Compensation.
•	Mr. Chao received $12,500 as the housing allowance for the period from January to May 2006 and $26,346 (this amount was paid in RMB and converted to U.S. dollars for purpose of this disclosure based on an average exchange rate of RMB7.9707 for $1) as the housing allowance for the period from June to December 2006.

•	Mr. Wang received $15,000 as the housing allowance prior to the termination of his employee status. Mr. Wang also received a $20,000 fee for his service as a non-employee director after the termination of his employee status.

•	Mr. Yu received this amount as the housing allowance in 2006. This amount was paid in RMB and converted to U.S. dollars for purpose of this disclosure based on an average exchange rate of RMB7.9707 for $1.

•	Mr. Lin received $7,500 as the housing allowance prior to the termination of his employee status and received a $20,000 fee for his service as a non-employee director after the termination of his employee status.

•	Mr. Tsiang received this amount as the housing allowance in 2006.
GRANT OF PLAN-BASED AWARDS

All
Other
								Stock	All Other
								Awards:	Option		Grant
								Number	Awards:	Exercise	Date Fair
		Estimated Future Payouts Under						of	Number of	or Base	Value of
		Non-Equity Incentive Plan			Estimated Future Payouts Under			Shares	Securities	Price of	Stock and
		Awards			Equity Incentive Plan Awards			of Stock	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)	(1)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Charles Chao	6/7/2006	—	—	—	—	—	—	—	390,000	24.73	5,378,412
Yan Wang		—	—	—	—	—	—	—
Herman Yu	6/7/2006	—	—	—	—	—	—	—	75,000	24.73	1,054,500
Hurst Lin		—	—	—	—	—	—	—
Benjamin Tsiang	6/7/2006	—	—	—	—	—	—	—	60,000	24.73	843,600

(1)	The amounts in this column represent the grant date fair value of each stock option granted during 2006 as determined in accordance with SFAS 123R using the Black-Scholes pricing model. The option awarded to Mr. Chao had a grant date present value of $13.7908 per option share and the options awarded to Mr. Yu and Mr. Tsiang had a grant date present value of $14.06 per option share. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

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

		Lump sum payment of
	Pro-rata target	base salary and	Health insurance	Value of	Excise tax gross-up
Name	bonus ($)	bonus ($)	reimbursement ($)	accelerated options	($)
Charles Chao	RMB4,087,040	RMB2,400,000	$14,665	$1,518,720 (1)	$0

(1)	This amount was calculated by multiplying the number of unvested option held by Mr. Chao by the difference between the closing market price of our ordinary shares on December 29, 2006, which was $28.70, and the exercise price of the option.
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
     The following table provides certain information concerning the compensation of directors for the twelve-month period ended December 31, 2006.
DIRECTOR COMPENSATION

					Change in pension
	Fees				value and
	earned or				nonqualified
	paid in		Option awards		deferred
	cash	Stock awards	($)	Non-equity incentive	compensation	All other
Name	($)	($)	(2)	plan compensation ($)	earnings	compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Yongji Duan	20,000		177,432	—	—	—	197,432
Pehong Chen	20,000		177,432	—	—	—	197,432
Lip-Bu Tan	23,000		177,432	—	—	—	200,432
Ter Fung Tsao	20,000		177,432	—	—	—	197,432
Yichen Zhang	20,000		177,432	—	—	—	197,432
Xiaotao Chen	20,000		177,432	—	—	—	197,432
Song-Yi Zhang	25,000		177,432	—	—	—	202,432
Daniel Chiang (1)	—		—	—	—	—	—

(1)	Mr. Chiang ceased serving on our Board of Directors as of March 7, 2006.

(2)	Option Awards.
•	The amounts in this column reflect the expense recognized for financial statement reporting purposes for the fiscal year ended December 31, 2006, in accordance with SFAS 123R without regard to estimated forfeitures. Under SFAS 123R, the grant date fair value of each option award is calculated on the date of grant using the Black-Scholes pricing model. Messrs. Duan, Chen, Tan, Tsao, Zhang, Chen and Zhang were each granted an option to purchase 12,000 ordinary shares on June 23, 2006. Each such option award had an aggregate grant date fair value of $177,432. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to note 13 of our 2006 Annual Report on Form 10-K filed on March 1, 2007.

•	The aggregate number of option awards held by each non-employee director and outstanding at the end of the fiscal year ended December 31, 2006 are: Mr. Duan (42,500), Mr. Chen (57,500), Mr. Tan (124,500), Mr. Tsao (94,500), Mr. Zhang (57,500), Mr. Chen (27,000) and Mr. Zhang (64,500).
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
     The Compensation Discussion & Analysis describes the compensation policies applicable to the Company’s executive officers during the twelve-month period ended December 31, 2006. The Compensation Committee is responsible for establishing and monitoring the general compensation policies and compensation plans of the Company, as well as the specific compensation levels for executive officers. It also administers the granting of options to executive employees under the Company’s stock option plans. In light of the foregoing, the Compensation Committee reviewed and discussed the Compensation Discussion and Analysis, with management. Based on the review and these discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 on Form 10-K.
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
Charles Chao
President and Chief Executive Officer

Date: May 11, 2007

EXHIBIT INDEX

Exhibit
Number	Description
2.1	Stock Purchase Agreement dated February 24, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.2	Amendment Agreement dated March 23, 2004, among SINA, Crillion, the shareholders of Crillion listed on Part I of Exhibit A of the Stock Purchase Agreement and the individuals listed on Part II of Exhibit A of the Stock Purchase Agreement (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.3	Equity Transfer Agreement dated February 24, 2004, among the individuals listed on Schedule A attached to the Equity Transfer Agreement, Shenzhen Wang Xing Technology Co., Ltd., a limited liability company organized and existing under the laws of the People’s Republic of China, and the individuals listed on Schedule B attached to the Equity Transfer Agreement (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on April 7, 2004, and incorporated herein by reference).

2.4	Stock Purchase Agreement dated July 1, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to such agreement, and the company and individuals listed on Part II of Exhibit A to such agreement. (Filed as Exhibit 2.1 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.5	Amendment Agreement dated October 13, 2004 among SINA Corporation, Davidhill Capital Inc., the shareholders of Davidhill Capital Inc. listed on Part I of Exhibit A to the Stock Purchase Agreement, and the company and individuals listed on Part II of Exhibit A to the Stock Purchase Agreement. (Filed as Exhibit 2.2 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

2.6	Asset Purchase Agreement dated July 1, 2004 by and between Guiyang Longmaster Information Technology Co., Ltd. and Beijing Davidhill Internet Technology Service Co., Ltd. (Filed as Exhibit 2.3 to the Company’s Report on Form 8-K filed on October 22, 2004, and incorporated herein by reference).

3.1	Amended and Restated Articles of Association of SINA Corporation (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

3.2	Amended and Restated Memorandum of Association of SINA.com (Filed as Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

4.1	Form of Subordinated Note due July 15, 2023 (Filed as Exhibit 4.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.2	Indenture, dated as of July 7, 2003, by and between the Company and the Bank of New York (Filed as Exhibit 4.2 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.3	Registration Rights Agreement, dated as of July 7, 2003, by and between the Company and Credit Suisse First Boston LLC (Filed as Exhibit 4.3 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2003, and incorporated herein by reference).

4.4	Rights Agreement dated as of February 22, 2005 between SINA Corporation and American Stock Transfer & Trust Company, as Rights Agent (Filed as Exhibit 4.1 to the Company’s Report on Form 8-K filed on February 24, 2005, and incorporated herein by reference).

10.1#	Form of Indemnification Agreement between SINA.com and each of its officers and directors (Filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.2#	SRS International Ltd. 1997 Stock Option Plan and form of incentive stock option agreement (Filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description
10.3#	Sinanet.com 1997 Stock Plan and form of stock option agreement (Filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.4#	Amended SINA.com 1999 Stock Plan and form of share option agreement (Filed as Exhibit 10.4 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.5#	Form of share option agreement under the amended SINA.com 1999 Stock Plan (Filed as Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.6#	1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.7#	Form of nonstatutory stock option agreement under the 1999 Directors’ Stock Option Plan (Filed as Exhibit 10.6 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.8#	SINA.com 1999 Executive Stock Plan (Filed as Exhibit 10.19 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.9	Lease Agreement of Ideal International Plaza dated April 16, 2004 between SINA Information Technology Company Limited and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Suite 01 — 12, Floor 20, Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended June 30, 2004, and incorporated herein by reference).

10.10	Form Lease Agreement of Ideal International Plaza between the Registrant’s subsidiaries or VIEs and Beijing Zhongwu Ideal Real Estate Development Co., Ltd. for the office located in Ideal International Plaza, 2 Zhongguancun High-Tech Square, Beijing, PRC, and the list of the lease agreements (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2004, and incorporated herein by reference).

10.11	Business Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.12	Equipment and Leased Line Transfer Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and BSRS (Filed as Exhibit 10.23 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.13	Advertising Agency Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and SINA.com (Filed as Exhibit 10.26 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.14	Advertisement Production and Technical Service Agreement dated March 7, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co. Ltd (Filed as Exhibit 10.27 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.15	Advertising Publication and Cooperation Agreement dated March 7, 2000 between Beijing SINA Internet Information Services Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.28 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.16	Amendment to Advertising Agency Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and SINA.com (Filed as Exhibit 10.37 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.17	Amendment to Advertisement Publication and Cooperation Agreement dated April 1, 2000 between Beijing SINA Interactive Advertising Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.38 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

Exhibit
Number	Description
10.18	Amendment to Advertising Production and Technical Service Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Interactive Advertising Co., Ltd (Filed as Exhibit 10.39 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.19	E-Commerce Cooperation Agreement dated April 1, 2000 between Beijing Stone Rich Sight Information Technology Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.40 to the Company’s Registration Statement on Form F-1, Registration No. 333-11718, filed on March 27, 2000, as amended, and incorporated herein by reference).

10.20	Agreement on Short Message Service Cooperation dated November 12, 2002 between Guangzhou Media Message Technologies Inc. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.37 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.21	Monternet Short Message Cooperation Agreement dated April 28, 2003 between Beijing SINA Internet Information Services Co., Ltd. and Beijing Mobile Communications Corporation (Filed as Exhibit 10.38 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.22	Form of Loan Agreement between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees for funding the Variable Interest Entities controlled by the Company (Filed as Exhibit 10.39 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.23	Form of Agreement on Authorization to Exercise Shareholder’s Voting Power between Beijing Sina Information Technology Co., Ltd (a subsidiary of the Company) and the Company’s employees in relation to Variable Interest Entities controlled by the Company (Filed as Exhibit 10.40 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.24	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.41 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.25	Technical Cooperation Agreement dated September 28, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.42 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.26	Technical Services Agreement dated September 1, 2003 between Beijing New Media Information Technology Co., Ltd. and Guangdong SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.43 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.27	Technical Services Agreement dated January 10, 2003 between Star-Village.com (Beijing) Internet Technology Limited and Guangzhou Media Message Technologies Inc (Filed as Exhibit 10.44 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.28	Technical Services Agreement dated January 1, 2003 between Beijing SINA Internet Technology Services Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd (Filed as Exhibit 10.45 to the Company’s Report on Form 10-K for the year ended December 31, 2003, as amended, and incorporated herein by reference).

10.29	Technical Services Agreement dated February 24, 2004 between Beijing New Media Information Technology Co., Ltd. and Shenzhen Wang Xing Technology Co., Ltd (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2004, and incorporated herein by reference).

10.30	Translation of Monternet Short Message Cooperation Agreement dated March 23, 2004 between Beijing SINA Internet Information Services Co., Ltd. and Guangdong Mobile Communications Corporation (Filed as Exhibit 10.48 to the Company’s Annual Report on Form 10-K filed on March 16, 2005 and incorporated by reference herein).

10.31	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Infinity Advertising Co., Ltd. (Filed as Exhibit 10.48 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.32	Translation of Technical Services Agreement dated January 1, 2005 between SINA.com Technology (China) Co., Ltd. and Beijing SINA Internet Information Services Co., Ltd. (Filed as Exhibit 10.49 to the Company’s Report on Form 10-K for the year ended December 31, 2005, and incorporated herein by reference).

10.33#	Change of Control Agreement dated November 27, 2000 with Yan Wang (Filed as Exhibit 10.47 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

Exhibit
Number	Description
10.34#	Change of Control Agreement dated November 27, 2000 with Hurst Lin (Filed as Exhibit 10.46 to the Company’s Report on Form 10-Q for the three month period ended December 31, 2000, and incorporated herein by reference).

10.35#	Change of Control Agreement dated February 1, 2001 with Charles Chao (Filed as Exhibit 10.48 to the Company’s Report on Form 10-Q for the three month period ended March 31, 2001, and incorporated herein by reference).

10.36#	Employment Agreement dated July 31, 2006 between Charles Guowei Chao and SINA Corporation (Filed as Exhibit 10.1 to the Company’s Report on Form 10-Q for the three month period ended September 30, 2006, and incorporated herein by reference).

21.1*	List of Subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

23.2*	Consent of Jun He Law offices.

24.1*	Power of Attorney (appears on the signature page of this report).

31.1**	Certificate of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certificate of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certificate of Chief Executive Officer pursuant to 18 U.S.C. section 1350.

32.2**	Certificate of Chief Financial Officer pursuant to 18 U.S.C. section 1350.

*	Filed with the Company’s Report on Form 10-K for the fiscal year ended December 31, 2006 (which report was filed on March 1, 2007).

**	Filed herewith.

#	Indicates a management contract or compensatory plan or arrangement, as required by Item 15(a)3.