Form 10-K/A
period 2006-12-31
SINA CORP
filed 2007-06-08
CIK 1094005

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 3)

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
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. ☑ Yes or No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐ Yes or No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
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

SINA CORPORATION
INDEX

Page No.
EXPLANATORY NOTE	3

PART III.	3
Item 13. Certain Relationships and Related Transactions	3

PART IV.	5
Item 15. Exhibits and Financial Statement Schedules	5
SIGNATURES	6
EXHIBIT INDEX
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

EXPLANATORY NOTE
     This Amendment No. 3 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 is being filed in order to: (i) amend and restate Part III. Item 13. Certain Relationships and Related Transactions to:
•	Amend and restate the section titled “Director Independence” to disclose the reason for the appointment of Mr. Yan Wang, who is not “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15), to our Compensation Committee; and

•	Amend and restate the section titled “Indebtedness of Management” to disclose business loans made to certain executive officers who were promoted in February 2007 for the purpose of funding the capital investment in certain of the registrant’s significant domestic Variable Interest Entities;
and (ii) amend and restate Part IV. Item 15. Exhibits and Financial Statement Schedules to:
•	Update the certifications of certain executive officers as of the date of this amendment in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended; and

•	Incorporate by reference certain exhibits filed with the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 1, 2007 (“Original Form 10-K”).
     Except for the matters described above, this amendment does not modify or update disclosure in, or exhibits to, (i) the Original Form 10-K, (ii) Amendment No. 1 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 30, 2007 (“Amendment No. 1”) or (iii) Amendment No. 2 to the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2006 filed on May 11, 2007 (“Amendment No. 2”). Furthermore, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original Form 10-K, Amendment No. 1 or Amendment No. 2, as applicable. Any information not affected by this amendment is unchanged and reflects the disclosures made at the time the Original Form 10-K, Amendment No. 1 and Amendment No. 2 were filed, as applicable.
     As used in this Amendment No. 3 to annual report on Form 10-K, unless the context otherwise requires, the following terms shall have the meanings set forth below:
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
     During 2006, each member of our Compensation Committee, except for Mr. Yan Wang, was “independent” as defined under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee was “independent” under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii). The Board has determined that the appointment of Mr. Yan Wang to the Compensation Committee is in the best interests of the Company and its shareholders because his operational experience at the Company and his familiarity with SINA’s industry sector uniquely qualify him to assist the Compensation Committee in helping to set executive compensation that is competitive with that of other companies operating in SINA’s markets and that is appropriately designed to increase shareholder value.
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
     BSIT also agreed to provide Tong Chen, our Executive Vice President and Chief Editor, interest-free loans totaling RMB300,000 for purposes of providing capital to Guangdong SINA Internet Information Service Co., Ltd. in 2003. In addition, BSIT has agreed to provide Tong Chen interest-free loans totaling RMB4,500,000 for purposes of providing capital to Beijing SINA Internet Information Service Co., Ltd. in 2003, 2004 and 2007, an interest-free loan of RMB200,000 for purposes of providing capital to Beijing SINA Infinity Advertising Co., Ltd. in 2004, and an interest-free loan of RMB2,000,000 for purposes of providing capital to Beijing SINA Mobile Information Technology Co. Ltd. in 2004. The entire principal amount of each of these loans is currently outstanding.

     BSIT agreed to provide Hong Du, our Senior Vice President, Sales and Marketing, interest-free loans totaling RMB5,350,000 for purposes of providing capital to Beijing SINA Internet Information Service Co., Ltd. in 2005 and 2007. The entire principal amount of each of these loans is currently outstanding.
     The aforementioned capital investments in SINA’s variable interest entities (“VIE”) are funded by SINA and recorded as interest-free loans to the PRC officers and employees. Such interest-free loans are extended solely for subscription of the shares of the VIE, and the transfer of ownership of the shares in the VIE, as directed by SINA, is the requisite form of repayment of such interest-free loans. These are not personal loans. Under various contractual agreements, employee shareholders of the VIE are required to transfer their ownership in these entities to our subsidiaries in China when permitted by PRC laws and regulations or to our designees at any time. All shareholders of the VIE have waived their right of first refusal on such requested transfer. In addition, our employee shareholders of the VIE have pledged their shares in the VIE (and all rights relating thereto) as collateral for non-payment of (i) the interest-free loans and (ii) fees on technical and other services due to us. Except as set forth above, employee shareholders of the VIE are not otherwise permitted to transfer, pledge or otherwise encumber their ownership of VIE without BSIT’s written approval. All voting rights with respect to the shares of the VIE are assigned to us. We have the power to appoint all directors and senior management personnel of the VIE. Through our wholly-owned subsidiaries in China, we have also entered into exclusive technical agreements and other service agreements with the VIE, under which these subsidiaries provide technical services and other services to the VIE in exchange for substantially all net income of the VIE.
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
Charles Chao
President and Chief Executive Officer

Date: June 8, 2007

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